Form 10-Q
period 2019-09-27
Envista Holdings Corp
filed 2019-10-24
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-39054
ENVISTA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		83-2206728
(State of Incorporation)		(I.R.S. Employer Identification Number)

200 S. Kraemer Blvd., Building E		92821-6208
Brea,	California
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: 714-817-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	NVST	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 18, 2019 was 158,651,200.

ENVISTA HOLDINGS CORPORATION
INDEX
FORM 10-Q

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)
(unaudited)

	September 27, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$193.2	$—
Trade accounts receivable, net	456.4	459.8
Inventories:
Finished goods	176.5	166.8
Work in process	31.7	34.3
Raw materials	70.2	77.6
Total inventories	278.4	278.7
Prepaid expenses and other current assets	50.5	48.3
Total current assets	978.5	786.8
Property, plant and equipment, net of accumulated depreciation of $394.2 and $375.2, respectively	283.1	261.6
Other long-term assets	282.5	77.4
Goodwill	3,283.2	3,325.5
Other intangible assets, net	1,291.1	1,390.3
Total assets	$6,118.4	$5,841.6
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$7.5	$—
Trade accounts payable	181.4	217.4
Accrued expenses and other liabilities	571.8	423.6
Total current liabilities	760.7	641.0
Other long-term liabilities	539.2	374.2
Long-term debt	1,304.5	—
Equity:
Preferred stock, without par value, 15.0 million shares authorized; no shares issued or outstanding at September 27, 2019 and December 31, 2018	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 158.7 million shares issued and outstanding at September 27, 2019; 100 shares issued and outstanding at December 31, 2018	1.6	—
Additional paid-in capital	3,613.6	—
Retained earnings	37.0	—
Net parent investment	—	4,901.3
Accumulated other comprehensive loss	(140.9)	(78.2)
Total Envista equity	3,511.3	4,823.1
Noncontrolling interests	2.7	3.3
Total equity	3,514.0	4,826.4
Total liabilities and equity	$6,118.4	$5,841.6
 See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$659.3	$679.5	$2,031.1	$2,085.5
Cost of sales	(292.3)	(298.6)	(907.4)	(905.9)
Gross profit	367.0	380.9	1,123.7	1,179.6
Operating costs:
Selling, general and administrative expenses	(252.0)	(257.2)	(804.9)	(820.4)
Research and development expenses	(36.3)	(42.3)	(119.3)	(128.4)
Operating profit	78.7	81.4	199.5	230.8
Nonoperating income (expense):
Other income	0.2	1.5	1.6	1.9
Interest expense, net	(0.2)	—	(0.2)	—
Earnings before income taxes	78.7	82.9	200.9	232.7
Income taxes	(16.6)	(18.8)	(39.4)	(53.2)
Net earnings	$62.1	$64.1	$161.5	$179.5
Net earnings per share:
Basic	$0.48	$0.50	$1.25	$1.40
Diluted	$0.48	$0.50	$1.25	$1.40
Average common stock and common equivalent shares outstanding:
Basic	130.6	127.9	128.8	127.9
Diluted	130.6	127.9	128.8	127.9
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net earnings	$62.1	$64.1	$161.5	$179.5
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(54.9)	(17.3)	(61.5)	(72.0)
Cash flow hedge adjustments	(0.6)	—	(0.6)	—
Pension plan adjustments	—	(0.8)	(0.6)	(0.4)
Total other comprehensive loss, net of income taxes	(55.5)	(18.1)	(62.7)	(72.4)
Comprehensive income	$6.6	$46.0	$98.8	$107.1

See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Common stock
Balance, beginning of period	$—	$—	$—	$—
Issuance of common stock	1.6	—	1.6	—
Balance, end of period	$1.6	$—	$1.6	$—
Additional paid-in capital
Balance, beginning of period	$—	$—	$—	$—
Common stock-based award activity	0.5	—	0.5	—
Consideration to Danaher in connection with the Separation	(1,950.0)	—	(1,950.0)	—
Reclassification of net parent investment	4,920.0	—	4,920.0	—
Issuance of common stock	643.1	—	643.1	—
Balance, end of period	$3,613.6	$—	$3,613.6	$—
Retained earnings
Balance, beginning of period	$—	$—	$—	$—
Net earnings	37.0	—	37.0	—
Balance, end of period	$37.0	$—	$37.0	$—
Net parent investment
Balance, beginning of period	$4,938.8	$5,003.7	$4,901.3	$4,989.9
Adoption of accounting standards	—	—	—	(8.0)
Net earnings	25.1	64.1	124.5	179.5
Net transfers to parent	(45.7)	(70.6)	(116.5)	(170.0)
Reclassification of net parent investment	(4,921.3)	—	(4,921.3)	—
Parent common stock-based award activity	3.1	3.7	12.0	9.5
Balance, end of period	$—	$5,000.9	$—	$5,000.9
Accumulated other comprehensive loss
Balance, beginning of period	$(85.4)	$(53.9)	$(78.2)	$0.6
Adoption of accounting standards	—	—	—	(0.2)
Other comprehensive loss	(55.5)	(18.1)	(62.7)	(72.4)
Balance, end of period	$(140.9)	$(72.0)	$(140.9)	$(72.0)
Noncontrolling interests
Balance, beginning of period	$2.9	$3.7	$3.3	$4.1
Change in noncontrolling interests	(0.2)	(0.3)	(0.6)	(0.7)
Balance, end of period	$2.7	$3.4	$2.7	$3.4
Total equity, end of period	$3,514.0	$4,932.3	$3,514.0	$4,932.3
 See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net earnings	$161.5	$179.5
Noncash items:
Depreciation	29.8	29.1
Amortization	67.3	68.0
Stock-based compensation expense	12.5	9.5
Change in trade accounts receivable, net	(4.0)	(9.0)
Change in inventories	(4.5)	(27.7)
Change in trade accounts payable	(32.9)	(29.0)
Change in prepaid expenses and other assets	(9.7)	6.8
Change in accrued expenses and other liabilities	(9.5)	(16.7)
Net cash provided by operating activities	210.5	210.5
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(61.9)	(40.2)
Proceeds from sales of property, plant and equipment	1.6	—
All other investing activities	(2.3)	(0.3)
Net cash used in investing activities	(62.6)	(40.5)
Cash flows from financing activities:
Proceeds from the public offering of common stock, net of issuance costs	643.4	—
Consideration to Danaher in connection with the Separation	(1,950.0)	—
Net proceeds from borrowings	1,319.1	—
Net transfers to parent	(116.5)	(170.0)
All other financing activities	144.4	—
Net cash provided by (used in) financing activities	40.4	(170.0)
Effect of exchange rate changes on cash and cash equivalents	4.9	—
Net change in cash and equivalents	193.2	—
Beginning balance of cash and equivalents	—	—
Ending balance of cash and equivalents	$193.2	$—

Supplemental disclosures:
Cash income tax payments	$28.5	$31.3
Cash interest payments	—	—
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. BUSINESS OVERVIEW AND BASIS OF PRESENTATION
Separation and Initial Public Offering
Envista Holdings Corporation (together with its subsidiaries, “Envista” or the “Company”) was formed as a wholly-owned subsidiary of Danaher Corporation (“Danaher” or “Parent”). Danaher formed Envista to ultimately acquire, own and operate the Dental business of Danaher. On September 20, 2019, the Company completed an initial public offering (“IPO”) resulting in the issuance of 30.8 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) to the public, which represented 19.4% of the Company’s outstanding common stock, at $22.00 per share, the initial public offering price for total net proceeds, after deducting underwriting discounts and commissions, of $643 million. In connection with the completion of the IPO, through a series of equity and other transactions, Danaher transferred substantially all of its Dental business to the Company. As consideration for the transfer of the Dental business to the Company, the Company paid to Danaher approximately $2.0 billion, which included the net proceeds from the IPO and the net proceeds from term debt financing, as further discussed in Note 6, and issued to Danaher 127.9 million shares of the Company’s common stock. Danaher held 80.6% of the Company’s outstanding common stock as of October 18, 2019, giving Danaher 80.6% of the total voting power of the Company’s outstanding common stock. The transactions described above related to the transfer of the Dental business are collectively referred to herein as the “Separation.” As the majority stockholder, Danaher has the ability to control the outcome of matters submitted to the Company’s stockholders for approval, including the election of directors, amendments of the Company’s organizational documents and any merger, consolidation, sale of all or substantially all of the Company’s assets or other major corporate transactions.
Danaher has informed the Company that it intends to distribute to its stockholders its remaining equity interest in the Company, which may include the spin-off of Envista shares effected as a dividend to all of Danaher’s stockholders, the split-off of Envista shares in exchange for Danaher shares or other securities or any combination thereof in one transaction or in a series of transactions (collectively, the “Distribution”). While Danaher has informed the Company of its intention to effect the Distribution, it has no obligation to pursue or consummate any further dispositions of its ownership in Envista, including through the Distribution, by any specified date or at all. If pursued, the Distribution may be subject to various conditions, including receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions and the receipt of an opinion of counsel to the effect that the separation of Envista in connection with the IPO, together with such Distribution, will be tax-free to Danaher and its stockholders for U.S. federal income tax purposes. The conditions to the Distribution may not be satisfied; Danaher may decide not to consummate the Distribution even if the conditions are satisfied; or Danaher may decide to waive one or more of these conditions and consummate the Distribution even if all of the conditions are not satisfied. The Company cannot provide any assurance as to whether or when any such transaction will be consummated or as to the final terms of any such transaction.
Business Overview
The Company provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a leading worldwide provider of a broad range of dental implants, orthodontic appliances, general dental consumables, equipment and services and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
The Company operates in two business segments: Specialty Products & Technologies and Equipment & Consumables.
The Company’s Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
The Company’s Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Basis of Presentation
For periods after the Separation, the financial statements are prepared on a consolidated basis. Prior to the Separation, the Company operated as part of Danaher and not as a separate, publicly-traded company and the Company’s financial statements are combined, have been prepared on a stand-alone basis and are derived from Danaher's consolidated financial statements and accounting records. The Consolidated and Combined Condensed Financial Statements reflect the financial position, results of operations and cash flows related to the Dental business that was transferred to the Company. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component in the financial statements. Prior to the Separation, the financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher. Related-party allocations are discussed further in Note 15.
Prior to the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of its operations. Financial transactions relating to the Company were accounted for through the net parent investment account of the Company. Accordingly, none of Danaher’s cash, cash equivalents or debt was assigned to the Company in these financial statements for the periods prior to the Separation.
The cash balance presented on the Consolidated and Combined Condensed Balance Sheet as of September 27, 2019 of $193.2 million represents amounts contributed to Envista by Danaher as part of the Separation, as described above, and cash from operations post-Separation. The proceeds from the IPO and the term debt borrowings were distributed to Danaher pursuant to the Separation.
Net parent investment, which included retained earnings, represented Danaher’s interest in the recorded net assets of the Company. Prior to the Separation, all significant transactions between the Company and Danaher have been included in the accompanying Consolidated and Combined Condensed Financial Statements. Transactions with Danaher are reflected in the accompanying Consolidated and Combined Condensed Statements of Changes in Equity as “Net transfers to Parent” and in the accompanying Consolidated and Combined Condensed Balance Sheets within “Net parent investment.”
Sales to the Company’s largest customer were 13% of total sales during each of the three-month periods ended September 27, 2019 and September 28, 2018 and 12% during each of the nine-month periods ended September 27, 2019 and September 28, 2018. No other individual customer accounted for more than 10% of total sales during these periods. Accounts receivable from this customer was 8% of total receivables for each of September 27, 2019 and December 31, 2018.
All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Consolidated and Combined Condensed Financial Statements.
The Consolidated and Combined Condensed Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s combined financial statements and accompanying notes for the three years ended December 31, 2018 included in the final prospectus (File No. 333-232758) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on September 18, 2019 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) (the “Prospectus”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 27, 2019 and December 31, 2018, and its results of operations for the three and nine-month periods ended September 27, 2019 and September 28, 2018 and its cash flows for each of the nine-month periods then ended.
Accounting Standards Recently Adopted—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842.”

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Accounting Standards Codification (“ASC”) 840, Leases. The adoption of ASC 842 had a material impact on the Company’s Consolidated and Combined Condensed Balance Sheet but did not have a significant impact on the Company’s consolidated and combined net earnings and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to include leases with a term of 12 months or less in the recognized ROU assets and lease liabilities.
As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $182 million and operating lease liabilities of $191 million as of January 1, 2019, primarily related to real estate and automobile leases, based on the present value of the future lease payments on the date of adoption. Refer to Note 3 for the additional disclosures required by ASC 842.
The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company used Danaher’s incremental borrowing rate (for the period prior to the Separation) and its incremental borrowing rate (for the period after Separation) based on the information available at commencement date in determining the present value of lease payments. The ROU asset includes prepaid lease payments, lease incentives received, costs which will be incurred in exiting a lease and the amount of any asset or liability recognized on business combinations relating to favorable or unfavorable lease terms. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a single lease component.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU was effective for public entities for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019 and there was no impact on the Company’s consolidated and combined financial statements. Refer to Note 7 for additional disclosures about the Company’s hedging activities.
Except for the above accounting policy for leases that was updated as a result of adopting ASC 842 and the derivatives and hedging policy discussed in Note 7, there have been no changes to the Company’s significant accounting policies described in the Prospectus for the year ended December 31, 2018 that have a material impact on the Company’s Consolidated and Combined Condensed Financial Statements.
Accounting Standards Not Yet Adopted—In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU will be adopted using a modified retrospective transition method, with the adoption impact recognized through a cumulative-effect adjustment to retained earnings in the period of adoption. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements. The Company is in the process of implementing changes to its accounting policies and procedures for the new standard. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.
Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments generally relate to indefinite investments in non-U.S. subsidiaries and the impact from the Company’s hedge of its net investment in foreign operations, including the Company’s cross-currency swap derivatives, net of any income tax impact.

	Foreign Currency Translation Adjustments	Cash Flow Hedge Adjustments	Pension Adjustments		Total
For the Three-Month Period Ended September 27, 2019:
Balance, June 28, 2019	$(80.9)	$—	$(4.5)		$(85.4)
Other comprehensive income (loss) before reclassifications:
Decrease	(53.5)	(0.7)	—		(54.2)
Income tax impact	(1.4)	0.1	—		(1.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(54.9)	(0.6)	—		(55.5)
Net current period other comprehensive (loss):	(54.9)	(0.6)	—		(55.5)
Balance, September 27, 2019	$(135.8)	$(0.6)	$(4.5)		$(140.9)

For the Three-Month Period Ended September 28, 2018:
Balance, June 29, 2018	$(43.8)	$—	$(10.1)		$(53.9)
Other comprehensive income (loss) before reclassifications:
Decrease	(17.3)	—	—		(17.3)
Income tax impact	—	—	—		—
Other comprehensive income (loss) before reclassifications, net of income taxes	(17.3)	—	—		(17.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	—	(1.0)	(a)	(1.0)
Income tax impact	—	—	0.2		0.2
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	—	(0.8)		(0.8)
Net current period other comprehensive income (loss):	(17.3)	—	(0.8)		(18.1)
Balance, September 28, 2018	$(61.1)	$—	$(10.9)		$(72.0)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

	Foreign Currency Translation Adjustments	Cash Flow Hedge Adjustments		Pension Adjustments		Total
For the Nine-Month Period Ended September 27, 2019:
Balance, December 31, 2018	$(74.3)	$—		$(3.9)		$(78.2)
Other comprehensive income (loss) before reclassifications:
Decrease	(60.1)	(0.7)	—	—		(60.8)
Income tax impact	(1.4)	0.1		—		(1.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(61.5)	(0.6)		—		(62.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	—		(0.9)	(a)	(0.9)
Income tax impact	—	—		0.3		0.3
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	—		(0.6)		(0.6)
Net current period other comprehensive income (loss):	(61.5)	(0.6)		(0.6)		(62.7)
Balance, September 27, 2019	$(135.8)	$(0.6)		$(4.5)		$(140.9)
For the Nine-Month Period Ended September 28, 2018:
Balance, December 31, 2017	$10.9	$—		$(10.3)		$0.6
Adoption of accounting standards	—	—		(0.2)		(0.2)
Balance, January 1, 2018	10.9	—		(10.5)		0.4
Other comprehensive income (loss) before reclassifications:
Decrease	(72.0)	—		—		(72.0)
Income tax impact	—	—		—		—
Other comprehensive income (loss) before reclassifications, net of income taxes	(72.0)	—		—		(72.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	—		(0.5)	(a)	(0.5)
Income tax impact	—	—		0.1		0.1
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes:	—	—		(0.4)		(0.4)
Net current period other comprehensive income (loss):	(72.0)	—		(0.4)		(72.4)
Balance, September 28, 2018	$(61.1)	$—		$(10.9)		$(72.0)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 27, 2019 and September 28, 2018 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Specialty Products & Technologies	Equipment & Consumables	Total
Three-Month Period Ended September 27, 2019:
Geographical region:
North America	$148.8	$178.9	$327.7
Western Europe	62.1	65.4	127.5
High-growth markets (a)	83.0	75.5	158.5
Other developed markets (a)	23.9	21.7	45.6
Total	$317.8	$341.5	$659.3

Revenue type:
Consumables, services and spare parts	$298.4	$181.0	$479.4
Equipment, software and other systems	19.4	160.5	179.9
Total	$317.8	$341.5	$659.3

Three-Month Period Ended September 28, 2018:
Geographical region:
North America	$149.9	$189.9	$339.8
Western Europe	66.0	71.2	137.2
High-growth markets (a)	80.1	79.9	160.0
Other developed markets (a)	22.3	20.2	42.5
Total	$318.3	$361.2	$679.5

Revenue type:
Consumables, services and spare parts	$299.5	$178.7	$478.2
Equipment, software and other systems	18.8	182.5	201.3
Total	$318.3	$361.2	$679.5
(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan).  The Company defines developed markets as all markets that are not high-growth markets.

.

	Specialty Products & Technologies	Equipment & Consumables	Total
Nine-Month Period Ended September 27, 2019:
Geographical region:
North America	$450.7	$515.7	$966.4
Western Europe	234.7	209.0	443.7
High-growth markets (a)	257.8	232.2	490.0
Other developed markets (a)	70.7	60.3	131.0
Total	$1,013.9	$1,017.2	$2,031.1

Revenue type:
Consumables, services and spare parts	$956.6	$532.7	$1,489.3
Equipment, software and other systems	57.3	484.5	541.8
Total	$1,013.9	$1,017.2	$2,031.1

Nine-Month Period Ended September 28, 2018:
Geographical region:
North America	$447.1	$530.1	$977.2
Western Europe	253.2	230.1	483.3
High-growth markets (a)	249.2	242.3	491.5
Other developed markets (a)	73.1	60.4	133.5
Total	$1,022.6	$1,062.9	$2,085.5

Revenue type:
Consumables, services and spare parts	$970.5	$543.0	$1,513.5
Equipment, software and other systems	52.1	519.9	$572.0
Total	$1,022.6	$1,062.9	$2,085.5
(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan).  The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables, spare parts and services. The Company’s Equipment & Consumables products include traditional consumables such as bonding agents and cements, impression materials, infection prevention products and restorative products, while the Company’s equipment products include treatment units, instruments, digital imaging systems, software and other visualization and magnification systems. The Company’s Specialty Products & Technologies products include implants, prosthetics, orthodontic brackets, aligners and lab products.
Remaining performance obligations related to ASC 606, Revenue From Contracts With Customers (“ASC 606”), represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, extended warranty and service and do not include revenue from contracts with customers with an original term of one year or less. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.
As of September 27, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $23 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated and Combined Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 27, 2019 and December 31, 2018, contract liabilities were $52 million and $62 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated and Combined Condensed Balance Sheets. Revenue recognized during the nine-month periods ended September 27, 2019 and September 28, 2018 that was included in the contract liability balance on December 31, 2018 and at the date of adoption of ASC 606 on January 1, 2018 was $46 million and $51 million, respectively. Contract liabilities are reported on the accompanying Consolidated and Combined Condensed Balance Sheets on a contract-by-contract basis.

NOTE 3. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the lease for up to 20 years and some leases include options to terminate the lease within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes.
The components of operating lease expense were as follows ($ in millions):

	Three-Month Period Ended	Nine-Month Period Ended
	September 27, 2019	September 27, 2019
Fixed operating lease expense (a)	$10.7	$29.7
Variable operating lease expense	1.5	4.4
Total operating lease expense	$12.2	$34.1
(a) Includes short-term leases and sublease income, both of which were not significant.
Supplemental cash flow information related to the Company’s operating leases for the nine-month period ended September 27, 2019 was as follows ($ in millions):

Cash paid for amounts included in the measurement of operating lease liabilities	$28.7
ROU assets obtained in exchange for operating lease obligations	41.3

The following table presents the lease balances within the Consolidated Condensed Balance Sheet, weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of September 27, 2019 ($ in millions):

Lease Assets and Liabilities	Classification
Assets:
Operating lease ROU assets	Other long-term assets	$201.8

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other liabilities	$27.1
Long-term:
Operating lease liabilities	Other long-term liabilities	186.7
Total operating lease liabilities		$213.8

Weighted average remaining lease term		11 years
Weighted average discount rate		3.1%

The following table presents the maturity of the Company’s operating lease liabilities as of September 27, 2019 ($ in millions):

Remainder of 2019	$8.4
2020	31.6
2021	26.3
2022	24.0
2023	22.6
Thereafter	145.2
Total operating lease payments	258.1
Less: imputed interest	44.3
Total operating lease liabilities	$213.8

As of September 27, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2018	$3,325.5
Foreign currency translation	(42.3)
Balance, September 27, 2019	$3,283.2
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 27, 2019	December 31, 2018
Specialty Products & Technologies	$1,999.5	$2,013.8
Equipment & Consumables	1,283.7	1,311.7
Total	$3,283.2	$3,325.5

The Company has not identified any “triggering” events which indicate an impairment of goodwill in the nine-month period ended September 27, 2019.
The Company will perform an annual impairment test of goodwill during the fourth quarter. Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market multiples from publicly traded comparable companies. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables.
Unforeseen negative changes in future business or other market conditions for any of the Company’s reporting units including margin compression or loss of business, could cause recorded goodwill to be impaired in the future. Also, changes in estimates and assumptions the Company makes in conducting its goodwill assessment could affect the estimated fair value of the Company’s reporting units and could result in a goodwill impairment charge in a future period.

NOTE 5. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation. Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 27, 2019:
Assets:
Cross-currency swap derivative contracts	$—	$5.7	$—	$5.7

Liabilities:
Interest rate swap derivative contracts	$—	$0.7	$—	$0.7
Deferred compensation plans	—	6.3	—	6.3

December 31, 2018:
Liabilities:
Deferred compensation plans	$—	$11.1	$—	$11.1

Derivative Instruments
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. The interest rate swap derivative contracts are used to reduce the variability related to interest rate payments of the senior unsecured term loan facility, as discussed further in Note 6. The interest rate swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and forward curves as inputs. Refer to Note 7 for additional information.
Deferred Compensation Plans
As further discussed in Note 15, certain management employees of the Company participate in Danaher’s nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. All amounts deferred under this plan are unfunded, unsecured obligations of Danaher and subject to reimbursement by the Company and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated and Combined Condensed Balance Sheets. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within Danaher’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates on investment options within Danaher’s 401(k) program. Earnings rates for amounts contributed unilaterally by Danaher are entirely based on changes in the value of Danaher’s common stock and the value of the liability is based solely on the market value of Danaher’s common stock.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 27, 2019
	Carrying Amount	Fair Value
Assets:
Cross-currency swap derivative contracts	$5.7	$5.7

Liabilities:
Interest rate swap derivative contracts	$0.7	$0.7
Long-term debt	1,304.5	1,304.5

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair values of cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments. The Company did not have any derivative contracts prior to the three-month period ended September 27, 2019.

NOTE 6. FINANCING
The components of the Company’s debt were as follows ($ in millions):

September 27, 2019
Senior unsecured term loan facility due 2022 ($650.0 million aggregate principal amount) (the “Term Loan Facility”)	$648.6
Senior unsecured euro term loan facility due 2022 (€600.0 million aggregate principal amount) (the “Euro Term Loan Facility”)	655.6
Other	7.8
Total debt	1,312.0
Less: currently payable	7.5
Long-term debt	$1,304.5

Debt issuance and deferred financing costs totaled $2 million as of September 27, 2019 and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.
Long-Term Indebtedness
On September 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which Envista borrowed approximately $1.3 billion, consisting of a three-year $650 million senior unsecured term loan facility (the “Term Loan Facility”) and a three-year €600 million senior unsecured term loan facility (the “Euro Term Loan Facility” together with the “Term Loan Facility,” the “Term Loans”). The Credit Agreement also includes a five-year, $250 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility” and together with the “Term Loan Facility” and “Euro Term Loan Facility,” the “Senior Credit Facilities”). Pursuant to the Separation Agreement, all of the net proceeds of the Term Loans were paid to Danaher as partial consideration for the Dental business Danaher transferred to Envista, as further discussed in Note 1.
The Revolving Credit Facility includes an initial aggregate principal amount of $250 million with a $20 million sublimit for swingline loans and a $20 million sublimit for the issuance of standby letters of credit. The Company has the option to increase the amount available under the Revolving Credit Facility, subject to agreement by the lenders, by up to an additional $200 million in the aggregate. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of September 27, 2019, no borrowings were outstanding under the Revolving Credit Facility.
Under the Senior Credit Facilities, borrowings bear interest as follows: (1) Eurocurrency Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the London inter-bank offered (“LIBOR”) rate plus a margin of between 0.785% and 1.625%, depending on (x) prior to receipt by the Company of a long-term debt credit rating, the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the immediately preceding fiscal quarter and (y) thereafter, the Company’s long-term debt credit rating; and (2) Base Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time and (iii) the Eurocurrency Rate (as defined in the Credit Agreement) plus 1.00%, plus (b) a margin of between 0.00% and 0.625%, depending on (x) prior to receipt by the Company of a long-term debt credit rating, the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and (y) thereafter, the Company’s long-term debt credit rating. In no event will Eurocurrency Rate Loans or Base Rate Loans bear interest at a rate lower than 0%. In addition, the Company is required to pay a per annum facility fee of between 0.09% and 0.225% (depending on (x) prior to receipt by the Company of a long-term debt credit rating, the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and (y) thereafter, the Company’s long-term debt credit rating) based on the aggregate commitments under the Revolving Credit Facility, regardless of usage.
The interest rates for borrowings under the Term Loan Facility and Euro Term Loan Facility were 3.5% and 1.2%, respectively, for the three and nine-month periods ended September 27, 2019. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 7. The Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100 million. The Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.00 to 1.00. The Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of September 27, 2019.
The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the Revolving Credit Facility.
In addition to the Revolving Credit Facility, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 7. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On September 20, 2019, the Company entered into cross-currency swap derivative contracts with respect to its $650 million Term Loan Facility and $650 million of these derivative contracts remained outstanding as of September 27, 2019. These contracts effectively convert the $650 million Term Loan Facility to an obligation denominated in euro and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss) in the Company’s Consolidated and Combined Condensed Statements of Changes in Equity. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Consolidated and Combined Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2020 to September 2022.
The Company also has foreign currency denominated long-term debt, the Euro Term Loan Facility, as a partial hedge of its net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The Euro Term Loan Facility is designated and qualifies as a nonderivative hedging instrument. Accordingly, the foreign currency translation of the Euro Term Loan Facility is recorded in accumulated other comprehensive income (loss) in equity in the accompanying Consolidated and Combined Condensed Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The Euro Term Loan Facility matures in September 2022.

The Company uses interest rate swap derivative contracts to reduce its variability of cash flows related with interest payments of the Term Loans. The interest rate swap contracts exchange interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in equity. Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Consolidated and Combined Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2020 to September 2022.
The following table summarizes the notional values as of September 27, 2019 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (loss) (“OCI”) for the three and nine-month periods then ended ($ in millions):

	Notional Amount	Gain (Loss) Recognized in OCI
Three and Nine-Month Periods Ended September 27, 2019
Interest rate contracts	$650.0	$(0.7)
Foreign currency contracts	650.0	5.7
Foreign currency denominated debt	656.5	7.2
Total	$1,956.5	$12.2

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three or nine-month periods ended September 27, 2019. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three or nine-month periods ended September 27, 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated and Combined Condensed Statement of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of September 27, 2019 in the Company’s Consolidated Condensed Balance Sheet as follows ($ in millions):

Derivative assets:
Prepaid expenses and other current assets	$5.7

Derivative liabilities:
Accrued expense and other liabilities	0.7

Nonderivative hedging instruments:
Long-term debt	656.5

Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months are not significant.

NOTE 8. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost	$(2.2)	$(2.6)	$(6.8)	$(7.5)
Interest cost	(0.5)	(0.5)	(1.6)	(1.5)
Expected return on plan assets	0.7	1.0	2.3	2.9
Amortization of initial net obligation	—	(0.1)	(0.1)	(0.2)
Amortization of prior service credit	0.1	0.1	0.1	0.1
Amortization of net loss	(0.1)	(0.2)	(0.3)	(0.6)
Curtailment and settlement gains recognized	—	1.2	1.2	1.2
Net periodic pension cost	$(2.0)	$(1.1)	$(5.2)	$(5.6)

The net periodic benefit cost of the noncontributory defined benefit pension plans incurred during the three and nine-month periods ended September 27, 2019 and September 28, 2018 are reflected in the following captions in the accompanying Consolidated and Combined Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost:
Selling, general and administrative expenses	$(2.2)	$(2.6)	$(6.8)	$(7.5)
Other net periodic pension costs:
Nonoperating income (expense)	0.2	1.5	1.6	1.9
Total	$(2.0)	$(1.1)	$(5.2)	$(5.6)

Employer Contributions
During 2019, the Company’s cash contribution requirements for its defined benefit pension plans are forecasted to be $8 million. The ultimate amount to be contributed depends upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
The components of the Company’s accrued expenses and other liabilities were as follows ($ in millions):

	September 27, 2019		December 31, 2018
	Current	Noncurrent	Current	Noncurrent
Contract liabilities	$48.1	$4.1	$58.4	$4.0
Lease liabilities	27.1	186.7	—	—
Loss contingencies	50.0	31.3	51.2	32.1
Bank overdrafts	144.5	—	—	—
Other	302.1	317.1	314.0	338.1
Total	$571.8	$539.2	$423.6	$374.2

NOTE 10. INCOME TAXES
During the periods presented in the unaudited Consolidated and Combined Condensed Financial Statements, the Company’s operations were generally included in the tax grouping of other Danaher entities within the respective entity's tax jurisdiction; however, in certain jurisdictions, the Company filed separate tax returns. Prior to the Separation, the income tax expense included in these financial statements has been calculated using the separate return basis as if the Company filed separate tax returns.
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Effective tax rate	21.1%	22.7%	19.6%	22.9%

The effective tax rate for the three-month period ended September 27, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete tax benefits of $3 million related primarily to excess tax benefits from stock-based compensation, changes in estimates associated with prior period uncertain tax positions and audit settlements, and tax benefits resulting from changes in tax law in certain foreign jurisdictions. These discrete tax benefits reduced the reported tax rate by 3.1%. These net tax benefits were partially offset by the impact of earnings outside the United States which generally are taxed at rates higher than the U.S. federal rate. The effective tax rate for the nine-month period ended September 27, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the aforementioned benefits, in addition to net tax benefits of $5 million recognized in the first and second quarters of 2019 related to excess tax benefits from stock-based compensation and releases of reserves upon the expiration of statutes of limitations.
The Company’s effective tax rate for the three and nine-month periods ended September 28, 2018 were slightly higher than the U.S. federal statutory rate of 21.0% due principally to the impact of the Company’s earnings outside the United States, which overall are taxed at rates higher than the U.S. federal rate, which was partially offset by net discrete tax benefits related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with the prior period uncertain tax positions and audit settlements. The effective tax rate for the three and nine-month periods ended September 28, 2018 included net tax benefits of $0.4 million and $0.2 million, respectively, related primarily to excess tax benefits from stock-based compensation and release of reserves upon the expiration of statutes of limitations, which were partially offset by increases in estimates associated with prior period uncertain tax positions and other matters.
In connection with the Separation, Danaher and the Company entered into various separation-related agreements, including a tax matters agreement (“Tax Agreement”). The Tax Agreement distinguishes between the treatment of tax matters for pre-Separation “Joint” filings compared to pre-Separation “Separate” filings. Joint filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, Separate filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or the Company’s operations.
Under the Tax Agreement, for pre-Separation Joint filings, Danaher remains liable for and has contractually assumed all income tax liabilities including applicable interest and penalties. Danaher has also indemnified the Company for all tax liabilities for Joint returns related to pre-Separation periods. For the U.S. federal portion of Joint tax liabilities, U.S. Treasury Regulations make each member of prior period U.S. consolidated tax filings severally liable to the U.S. government for any U.S. federal income tax liability incurred by the U.S. consolidated group. As of the Separation date, the amount of uncertain tax positions associated with Envista businesses that Danaher has recorded and contractually assumed related to pre-Separation periods is $20 million. Danaher is the primary obligor for such pre-Separation liabilities. The Company believes it is remote that it will have any liability for pre-Separation income tax Joint filings. Therefore, the Company has removed the liability from its balance sheet as of the Separation date by adjusting the net parent investment. This is a non-cash financing activity for purposes of the Consolidated and Combined Condensed Statements of Cash Flows and was offset by other changes in tax attributes associated with the Separation.
For the Company’s pre-Separation Separate filings, the Company is fully liable for all income tax liabilities including interest and penalties. As of the Separation date, the Company had $6 million of uncertain tax positions reflected in other long-term liabilities.

NOTE 11. COMMITMENTS AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, refer to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Prospectus. The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. The Company’s accrual for legal matters that were probable and reasonably estimable was $81 million and $83 million as of September 27, 2019 and December 31, 2018, respectively, and includes certain estimated costs of settlement, damages and defense.

The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2018	$9.7
Accruals for warranties issued during the period	11.8
Settlements made	(11.9)
Effect of foreign currency translation	(0.1)
Balance, September 27, 2019	$9.5

NOTE 12. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Capital Stock
Under the Company’s amended and restated certificate of incorporation, as of September 20, 2019, the Company’s authorized capital stock consists of 500 million shares of common stock with a par value of $0.01 per share and 15 million shares of preferred stock with no par value per share. On September 17, 2019, the Company issued shares of the Company’s common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company, which, together with the 100 shares of the Company’s common stock previously held by Danaher resulted in Danaher owning 127.9 million shares of the Company’s common stock. On September 20, 2019, the Company completed its IPO resulting in the issuance of an additional 30.8 million shares of its common stock. No preferred shares were issued or outstanding as of September 27, 2019.
Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. The Company’s Board of Directors is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of the Company through certain types of takeover practices.
The following table summarizes the Company’s stock activity (shares in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Common stock - shares issued:
Balance, beginning of period	—	—	—	—
Shares issued to Danaher	127.9	—	127.9	—
Issuance of common stock	30.8	—	30.8	—
Balance, end of period	158.7	—	158.7	—

Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 15 of the Company’s financial statements as of and for the year ended December 31, 2018 included within the Company’s Prospectus.

The Company had no stock-based compensation plans prior to the Separation; however certain employees of the Company participated in Danaher's stock-based compensation plans, which provided for the grants of stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) among other types of awards. The expense associated with the Company's employees who participated in the plans is allocated to the Company in the accompanying Consolidated and Combined Condensed Statements of Earnings. After the Separation, these employees continue to participate in Danaher’s stock-based compensation plans with respect to pre-Separation awards. Outstanding Danaher equity awards held by the Company’s employees at the time of the Distribution (if pursued) generally will be converted entirely into equivalent awards with respect to the Company’s common stock at the time of the Distribution, with adjustments to preserve the aggregate value of the awards. At the time of the Distribution (if pursued), outstanding equity awards of Danaher held by the Company’s employees will be converted into or replaced with awards of the Company’s common stock under the Company’s equity plan based on the “concentration method,” and will be adjusted to maintain the economic value before and after the Distribution date using the respective, relative fair market value of each of the Danaher common stock and the Company common stock.  The equity awards the Company issues in replacement of Danaher's performance-based RSUs and PSUs will retain the same terms (e.g., vesting date, expiration date and post-vesting holding period) as of the date of the conversion, except that the performance-based vesting conditions will no longer apply.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
RSUs/PSUs:
Pretax compensation expense	$2.2	$2.3	$7.8	$5.8
Income tax benefit	(0.4)	(0.6)	(1.7)	(1.4)
RSUs/PSUs expense, net of income taxes	1.8	1.7	6.1	4.4
Stock options:
Pretax compensation expense	1.4	1.4	4.7	3.7
Income tax benefit	(0.1)	(0.3)	(1.0)	(0.8)
Stock option expense, net of income taxes	1.3	1.1	3.7	2.9
Total stock-based compensation:
Pretax compensation expense	3.6	3.7	12.5	9.5
Income tax benefit	(0.5)	(0.9)	(2.7)	(2.2)
Total stock-based compensation expense, net of income taxes	$3.1	$2.8	$9.8	$7.3

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Condensed Statements of Earnings. For both the three and nine-month periods ended September 27, 2019, stock-based compensation consisted of both the Company’s and Danaher’s equity awards. For both the three and nine-month periods ended September 28, 2018, stock-based compensation consisted of Danaher equity awards. As of September 27, 2019, $24 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of September 27, 2019, $21 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 13. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted net EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares.
The Company’s issuance of shares of its common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company on September 17, 2019, together with the 100 shares of the Company’s common stock previously held by Danaher, resulted in 127.9 million shares of the Company’s common stock being held by Danaher, which are being utilized for the calculation of both basic and diluted EPS for all prior periods presented. In connection with the IPO, an additional 30.8 million shares were issued on September 20, 2019.

For both the three and nine-month periods ended September 27, 2019 and September 28, 2018, the Company’s stock-based compensation expense includes expense for Danaher equity awards granted to certain of the Company’s employees. As these equity awards relate to Danaher common stock, rather than common stock of the Company, the calculation of diluted EPS does not include the potential dilutive impact of these equity awards. At the time of the Distribution (if pursued), the equity awards held by certain employees to purchase Danaher shares will be converted into equity awards to purchase the Company’s shares and the converted equity awards will then be included in the Company’s calculation of diluted EPS.
Information related to the calculation of net earnings per share of common stock for the three and nine-months ended September 27, 2019 and September 28, 2018, is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Numerator:
Net earnings	$62.1	$64.1	$161.5	$179.5

Denominator:
Weighted average common shares outstanding used in basic and diluted EPS	130.6	127.9	128.8	127.9

Basic and diluted EPS	$0.48	$0.50	$1.25	$1.40

NOTE 14. SEGMENT INFORMATION
The Company operates and reports its results in two separate business segments, the Specialty Products & Technologies and Equipment & Consumables segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income (expense) and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. Intersegment amounts are not significant and are eliminated to arrive at combined totals.
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales:
Specialty Products & Technologies	$317.8	$318.3	$1,013.9	$1,022.6
Equipment & Consumables	341.5	361.2	1,017.2	1,062.9
Total	$659.3	$679.5	$2,031.1	$2,085.5

Operating profit:
Specialty Products & Technologies	$54.6	$51.5	$175.2	$186.7
Equipment & Consumables	31.1	36.9	48.1	63.8
Other	(7.0)	(7.0)	(23.8)	(19.7)
Total	$78.7	$81.4	$199.5	$230.8
Segment identifiable assets are shown below ($ in millions):

	September 27, 2019	December 31, 2018
Specialty Products & Technologies	$3,665.2	$3,539.1
Equipment & Consumables	2,219.9	2,294.1
Other	233.3	8.4
Total	$6,118.4	$5,841.6

NOTE 15. RELATED-PARTY TRANSACTIONS
As described in Note 1, in connection with the Separation, Danaher transferred to the Company substantially all of its Dental business in exchange for approximately $2.0 billion of cash proceeds and 127.9 million shares of the Company’s common stock. In addition, the Company entered into a Separation Agreement, a transition services agreement, the Tax Agreement, an employee matters agreement, an intellectual property matters agreement, a DBS license agreement and a registration rights agreement with Danaher in connection with the Separation.
The Company has historically operated as part of Danaher and not as a separate, publicly-traded company. Accordingly, Danaher has allocated certain shared costs to the Company that are reflected as expenses in these Consolidated and Combined Condensed Financial Statements for the periods prior to Separation. Management considers the allocation methodologies used by Danaher to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the combined financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses the Company will incur in the future.

Corporate Expenses
Certain corporate overhead and shared expenses incurred by Danaher and its subsidiaries have been allocated to the Company and are reflected in the Consolidated and Combined Condensed Statements of Earnings. These amounts include, but were not limited to, items such as general management and executive oversight, costs to support Danaher information technology infrastructure, facilities, compliance, human resources and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives and stock based compensation administration. These costs were allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies included the Company’s relative share of revenues, headcount or functional spend as a percentage of the total.
Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, the Company was allocated expenses related to certain insurance programs Danaher administered on behalf of the Company, including workers’ compensation, property, cargo, automobile, crime, fiduciary, product, general and directors’ and officers’ liability insurance. These policies covered amounts in excess of the self-insured retentions. The insurance costs of these policies were allocated by Danaher to the Company and its other businesses using various methodologies related to the respective, underlying exposure base.
For the self-insured component of the policies referenced above, Danaher allocated costs to the Company based on the Company’s incurred claims. An estimated liability relating to the Company’s known and incurred but not reported claims has also been allocated to the Company and reflected on the accompanying Consolidated and Combined Condensed Balance Sheets.
Medical Insurance Programs Administered by Danaher
In addition to the corporate allocations noted above, the Company was allocated expenses related to the medical insurance programs Danaher administers on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company.
Deferred Compensation Program Administered by Danaher
Certain of the Company’s management employees participate in Danaher’s nonqualified deferred compensation programs that permit participants to defer a portion of their compensation, on a pretax basis. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within Danaher’s 401(k) program (except that the earnings rates for amounts contributed unilaterally by Danaher are entirely based on changes in the value of Danaher’s common stock). All amounts deferred under this plan are unfunded, unsecured obligations of Danaher and subject to reimbursement by the Company.
The amounts of related party expenses allocated to the Company from Danaher and its subsidiaries were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Allocated corporate expenses	$7.2	$7.8	$23.2	$23.1
Directly related charges:
Insurance programs expenses	0.8	1.0	2.7	2.9
Medical insurance programs expenses	11.0	13.0	35.5	39.4
Deferred compensation program expenses	0.1	0.2	0.7	0.8
Total related-party expenses	$19.1	$22.0	$62.1	$66.2

Right of Use Assets and Lease Liabilities
The Company has real estate leases with Danaher. The ROU assets and related lease liabilities related to these leases are $25 million and $26 million, respectively, as of September 27, 2019. The ROU assets are included in “Other long-term assets” and $3 million of current and $23 million of long-term portion of the lease liabilities are included in “Accrued expenses and other liabilities” and “Other long-term liabilities,” respectively, in the Consolidated and Combined Condensed Balance Sheets.

Revenue and other transactions entered into in the ordinary course of business
Certain of the Company’s revenue arrangements relate to contracts entered into in the ordinary course of business with Danaher and Danaher affiliates. The amount of related party revenue was not significant for the three and nine-month periods ended September 27, 2019 and September 28, 2018.
IPO
In connection with the IPO, Danaher incurred $7 million in fees and expenses on the Company’s behalf.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Envista Holdings Corporation (together with its subsidiaries, “Envista,” the “Company,” “we,” “us” or “our”) provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. With leading brand names, innovative technology and significant market positions, the Company is a leading worldwide provider of a broad range of dental implants, orthodontic appliances, general dental consumables, equipment and services and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. The Company’s research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries across North America, Asia, Europe, the Middle East and Latin America.
Envista is a leading manufacturer of value-added products for the dental profession, including the specialty markets of orthodontics and implantology. As a global provider of dental consumables, equipment and services, the Company’s operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, management does not use any indices other than general economic trends to assess our overall outlook. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of Company management. This discussion and analysis should be read in conjunction with the unaudited Consolidated and Combined Condensed Financial Statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and in “Risk Factors” included in the Company’s Prospectus filed on September 18, 2019, may cause the Company’s actual results, financial position and cash generated from operations to differ materially from these forward-looking statements. The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into six sections:

•	Information Relating to Forward-Looking Statements

•	Basis of Presentation

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents the Company files with or furnishes to the Securities and Exchange Commission, in the Company’s press releases, webcasts, conference calls, materials delivered to stockholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets the Company sells into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that in some cases have affected the Company in the past and that in the future could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Conditions in the global economy, the particular markets the Company serves and the financial markets may adversely affect our business and financial statements.

•
Significant developments or uncertainties stemming from the U.S. administration, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, could have an adverse effect on our business.

•	Our growth could suffer if the markets into which the Company sells its products and services decline, do not grow as anticipated or experience cyclicality.

•	Inventories maintained by our distributors and customers may fluctuate from time to time.

•
The Company is dependent upon a limited number of distributors for a significant portion of our sales, and loss of a key distributor could result in a loss of a significant amount of our sales. In addition, adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.

•
The Company faces intense competition and if it is unable to compete effectively, the Company may experience decreased demand and decreased market share. Even if the Company competes effectively, it may be required to reduce prices for its products and services.

•	The Company’s growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	The Company’s reputation, ability to do business and financial statements may be impaired by improper conduct by any of its employees, agents or business partners.

•
Certain of the Company’s businesses are subject to extensive regulation by the United States Food and Drug Administration and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, ability to do business and financial statements.

•
Certain of the Company’s products may be subject to clinical trials, the results of which may be unexpected, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.

•	Off-label marketing of our products could result in substantial penalties.

•	Certain modifications to our products may require new 510(k) clearances or other marketing authorizations and may require the Company to recall or cease marketing our products.

•
The industries that the Company serves have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect the Company’s financial statements.

•
Any inability to consummate acquisitions at the Company’s historical rate and at appropriate prices, and to make appropriate investments that support the Company’s long-term strategy, could negatively impact the Company’s growth rate and stock price.

•	The Company’s acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact the Company’s financial statements.

•	The indemnification provisions of acquisition agreements by which the Company has acquired companies may not fully protect the Company and as a result the Company may face unexpected liabilities.

•
Divestitures or other dispositions could negatively impact the Company’s business, and contingent liabilities from businesses that the Company or its predecessors have sold could adversely affect the Company’s financial statements.

•
A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect the Company’s business, reputation and financial statements.

•
The Company’s operations, products and services expose it to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect the Company’s business, reputation and financial statements.

•
The Company’s businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect the Company’s financial statements and the Company’s business, including its reputation.

•	The Company may be required to recognize impairment charges for our goodwill and other intangible assets.

•	Foreign currency exchange rates may adversely affect the Company’s financial statements.

•
Changes in the Company’s tax rates or exposure to additional income tax liabilities or assessments could affect the Company’s profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

•	Changes in tax law relating to multinational corporations could adversely affect the Company’s tax position.

•	The Company is subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect the Company’s business and financial statements.

•
If the Company does not or cannot adequately protect its intellectual property, or if third parties infringe the Company’s intellectual property rights, the Company may suffer competitive injury or expend significant resources enforcing its rights.

•
Third parties may claim that the Company is infringing or misappropriating their intellectual property rights and the Company could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.

•
Defects and unanticipated use or inadequate disclosure with respect to the Company’s products or services (including software), or allegations thereof, could adversely affect the Company’s business, reputation and financial statements.

•
The manufacture of many of the Company’s products is a highly exacting and complex process, and if the Company directly or indirectly encounters problems manufacturing products, the Company’s reputation, business and financial statements could suffer.

•	The Company’s financial results are subject to fluctuations in the cost and availability of commodities that the Company uses in its operations.

•
If the Company cannot adjust its manufacturing capacity or the purchases required for the Company’s manufacturing activities to reflect changes in market conditions and customer demand, the Company’s profitability may suffer. In addition, the Company’s reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.

•	The Company’s restructuring actions could have long-term adverse effects on the Company’s business.

•	Changes in governmental regulations may reduce demand for the Company’s products or services or increase the Company’s expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact the Company’s productivity and results of operations.

•	International economic, political, legal, compliance and business factors could negatively affect the Company’s financial statements.

•	Significant developments stemming from the United Kingdom’s referendum on membership in the European Union could have an adverse effect on the Company.

•
If the Company suffers losses to its facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, the Company’s operations could be seriously harmed.

•	The Company’s defined benefit pension plans are subject to financial market risks that could adversely affect the Company’s financial statements.

•	The Company’s ability to attract, develop and retain talented executives and other key employees is critical to our success.

•	Danaher controls the direction of the Company’s business, and the concentrated ownership of the Company’s common stock may prevent you and other stockholders from influencing significant decisions.

•	The distribution of Danaher’s remaining interest in the Company may not occur.

•
If Danaher sells a controlling interest in the Company to a third party in a private transaction, you may not realize any change-of-control premium on shares of the Company’s common stock and the Company may become subject to the control of a presently unknown third party.

•	The Distribution or future sales by Danaher or others of the Company’s common stock, or the perception that the Distribution or such sales may occur, could depress the Company’s common stock price.

•
The Company is a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

•	Danaher and its directors and officers have limited liability to the Company or you for breach of fiduciary duty.

•
The Company’s customers, prospective customers, suppliers or other companies with whom the Company conducts business may conclude that the Company’s financial stability as a separate, publicly-traded company is insufficient to satisfy their requirements for doing or continuing to do business with them.

•
In connection with the Company’s Separation from Danaher, Danaher indemnified the Company for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure the Company against the full amount of such liabilities, or that Danaher’s ability to satisfy its indemnification obligation will not be impaired in the future.

•
If Danaher completes the Distribution, and there is later a determination that the Separation and/or the Distribution is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling and/or any tax opinion are incorrect or for any other reason, then Danaher and its stockholders could incur significant U.S. federal income tax liabilities, and the Company could incur significant liabilities.

•
The Company may be affected by significant restrictions, including the Company’s ability to engage in certain corporate transactions for a two-year period after the Distribution in order to avoid triggering significant tax-related liabilities.

•
Certain of the Company’s executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Danaher. Also, certain of Danaher’s current executive officers are the Company’s directors, which may create conflicts of interest or the appearance of conflicts of interest.

•	Danaher may compete with the Company.

•	The Company may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect the Company’s businesses.

•	The Company may have received better terms from unaffiliated third parties than the terms the Company received in its agreements with Danaher.

•
The Company or Danaher may fail to perform under various transaction agreements that were executed as part of the Separation or the Company may fail to have necessary systems and services in place when certain of the transaction agreements expire.

•
The Company may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

See the “Risk Factors” section of the Company’s Prospectus for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by the Company’s forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, the Company does not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

BASIS OF PRESENTATION
The accompanying Consolidated and Combined Condensed Financial Statements present the historical financial position, results of operations, changes in equity and cash flows of Envista in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Danaher's consolidated condensed financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Envista have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the net parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 15 to the Consolidated and Combined Condensed Financial Statements.
Following the Separation, the Consolidated and Combined Condensed Financial Statements include the accounts of Envista and its wholly-owned subsidiaries and no longer include any allocations of expenses from Danaher to the Company.
The Consolidated and Combined Condensed Financial Statements of Envista may not be indicative of the Company's results had it been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company's financial position, results of operations and cash flows may be in the future.
OVERVIEW
General
As a result of the Company’s geographic and product line diversity, the Company faces a variety of opportunities and challenges, including rapid technological development in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated global environment. The Company is making significant investments to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets and the Company’s dental implant business) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Key Trends and Conditions Affecting Our Results of Operations
There have been no material changes to the key trends and conditions affecting our results of operations that were disclosed in the Prospectus.
Business Performance
During the third quarter of 2019, the Company’s sales decreased 3.0% and core sales (for the definition of “core sales” or “core revenue” refer to “—Results of Operations” below) decreased 0.5% as compared to the comparable period of 2018. The impact of discontinued products and foreign currency exchange rates reduced sales in the third quarter of 2019 by 1.0% and 1.5%, respectively, compared to the comparable period of 2018. Core sales in high-growth markets were up low single digits during the third quarter of 2019 as compared to the comparable period of 2018, led primarily by continued strength in China, offset by weakness in Latin America. High-growth markets represented approximately 24% of the Company’s total sales in the third quarter of 2019. Core sales in developed markets decreased low single digits during the third quarter of 2019, primarily due to North America and Western Europe. For additional information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 27, 2019 and September 28, 2018, refer to Note 2 to the accompanying Consolidated and Combined Condensed Financial Statements.
The Company’s net earnings for the three and nine-month periods ended September 27, 2019 totaled $62 million or $0.48 per diluted share and $162 million or $1.25 per diluted share, respectively, compared to $64 million or $0.50 per diluted share and $180 million or $1.40 per diluted share, respectively, for the three and nine-month periods ended September 28, 2018.

Acquisitions
The Company’s growth strategy contemplates future acquisitions. The Company’s operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.
There were no material business acquisitions during the nine-month period ended September 27, 2019.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 1.5% and 2.5% for the three and nine-month periods ended September 27, 2019, respectively, compared to the comparable periods of 2018, primarily due to the strength of the U.S. dollar against most major currencies in the three and nine-month periods ended September 27, 2019. If the currency exchange rates in effect as of September 27, 2019 were to prevail throughout the remainder of 2019, currency exchange rates would reduce the Company’s estimated full year 2019 sales by approximately 2.5% on a year-over-year basis. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.
UK’s Referendum Decision To Exit The EU (“Brexit”)
In a referendum on June 23, 2016, voters approved a proposal for the UK to exit the EU. It is presently unclear how long it will take to negotiate a withdrawal agreement and the nature of its relationship with the EU is currently being decided. On April 11, 2019, the EU granted the UK an extension to October 31, 2019. The Company continues to monitor the status of the negotiations and plan for the impact. While the Company does not manufacture products in the UK and less than 2% of the Company’s 2018 sales were derived from customers located in the UK, to mitigate the potential impact of Brexit on the import of goods to the UK, the Company has increased the Company’s level of inventory within the UK. The ultimate impact of Brexit on the Company’s financial results is uncertain. For additional information, refer to the “Risk Factors” section of the Company’s Prospectus.
Public Company Expenses
As a result of the Separation, the Company is subject to the Sarbanes-Oxley Act and reporting requirements of the Exchange Act. The Company is now required to have additional procedures and practices as a separate public company. As a result, the Company has incurred and will continue to incur additional personnel and corporate governance costs, including internal audit, investor relations, stock administration and regulatory compliance costs.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to U.S. GAAP, but excluding:

•	sales from acquired businesses;

•	sales from discontinued products; and

•	the impact of currency translation.
Revenue from discontinued products includes major brands or major products that the Company has made the decision to discontinue as part of a portfolio restructuring. Discontinued brands or products would include those which the Company is no longer manufacturing, investing research or development and expects to discontinue all significant sales within one year from the decision date to discontinue; The portion of revenue attributable to discontinued products is calculated as the net decline of the applicable discontinued products from period-to-period.
The portion of revenue attributable to currency translation is calculated as the difference between:

•	the period-to-period change in revenue; and

•	the period-to-period change in revenue after applying current period foreign exchange rates to the prior year period.

Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of core sales growth provides useful information to investors by helping identify underlying growth trends in Envista’s business and facilitating comparisons of Envista’s revenue performance with its performance in prior and future periods and to Envista’s peers. Management also uses core sales growth to measure the Company’s operating and financial performance. The Company excludes the effect of currency translation from core sales because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends.
Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Envista Business System (“EBS”). The Company believes its deep-rooted commitment to EBS helps drive the Company’s market leadership and differentiates the Company in the dental products industry. EBS encompasses not only lean tools and processes, but also methods for driving growth, innovation and leadership. Within the EBS framework, the Company pursues a number of ongoing strategic initiatives relating to customer insight generation, product development and commercialization, efficient sourcing, and improvement in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.
Core Sales Growth

	% Change Three-Month Period Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine-Month Period Ended September 27, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	(3.0)%	(2.5)%
Less the impact of:
Discontinued products	1.0%	1.5%
Currency exchange rates	1.5%	2.5%
Core sales growth (non-GAAP)	(0.5)%	1.5%
Operating profit margin was 11.9% for the three-month period ended September 27, 2019 as compared to 12.0% for the comparable period in 2018. The following factors impacted year-over-year operating profit margin comparisons:

•
Lower overall pricing and core sales volumes, and incremental year-over-year costs associated with sales and marketing growth investments, net of lower spending on productivity initiatives in 2019, cost savings associated with productivity initiatives taken in 2018 and the impact of foreign exchange rates in the third quarter of 2019 - 10 basis points

Operating profit margin was 9.8% for the nine-month period ended September 27, 2019 as compared to 11.1% for the comparable period in 2018. The following factors impacted year-over-year operating profit margin comparisons:

•
Lower overall pricing and incremental year-over-year costs associated with sales and marketing growth investments, net of higher 2019 core sales volumes, lower spending on productivity initiatives in 2019 and cost savings associated with productivity initiatives taken in 2018 and the impact of foreign currency exchange rates in the third quarter of 2019 - 130 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Specialty Products & Technologies	$317.8	$318.3	$1,013.9	$1,022.6
Equipment & Consumables	341.5	361.2	1,017.2	1,062.9
Total	$659.3	$679.5	$2,031.1	$2,085.5

SPECIALTY PRODUCTS & TECHNOLOGIES
The Company’s Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$317.8	$318.3	$1,013.9	$1,022.6
Operating profit	54.6	51.5	175.2	186.7
Depreciation	4.6	4.2	13.8	12.9
Amortization	14.4	14.7	43.4	44.5
Operating profit as a % of sales	17.2%	16.2%	17.3%	18.3%
Depreciation as a % of sales	1.4%	1.3%	1.4%	1.3%
Amortization as a % of sales	4.5%	4.6%	4.3%	4.4%
Core Sales Growth

	% Change Three-Month Period Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine-Month Period Ended September 27, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	—%	(1.0)%
Less the impact of:
Discontinued products	1.5%	1.5%
Currency exchange rates	1.0%	3.0%
Core sales growth (non-GAAP)	2.5%	3.5%
Price in the segment negatively impacted sales growth by 1.0% on a year-over-year basis during the three and nine-month periods ended September 27, 2019, and is reflected as a component of core sales growth.
Core sales growth was led by high-growth markets, primarily China, partially offset by declines in Western Europe, for both the three and nine-month periods and decline in North America for the three-month period. Core sales for value implant systems decreased primarily due to lower demand. Increased demand for orthodontic products during the three and nine-month periods was partially due to recent product launches.
Operating profit margins increased 100 basis points during the three-month period ended September 27, 2019 as compared to the comparable period in 2018. The following factors impacted year-over-year operating profit margin comparisons:

•
Higher core sales volumes, incremental year-over-year costs savings associated with continuing productivity improvement initiatives taken in 2018 and the impact of foreign exchange rates in the third quarter of 2019, net of lower overall pricing - 100 basis points

Operating profit margins decreased 100 basis points during the nine-month period ended September 27, 2019 as compared to the comparable period of 2018. The following factors impacted year-over-year operating profit margin comparisons:

•
Lower overall sales price and incremental year-over-year costs associated with various new product development and growth investments, net of higher core sales volumes, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018 and the impact of foreign exchange rates in the third quarter of 2019 - 100 basis points

EQUIPMENT & CONSUMABLES
The Company’s Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.
Equipment & Consumables Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$341.5	$361.2	$1,017.2	$1,062.9
Operating profit	31.1	36.9	48.1	63.8
Depreciation	4.8	5.0	14.7	15.4
Amortization	7.9	7.8	23.9	23.5
Operating profit as a % of sales	9.1%	10.2%	4.7%	6.0%
Depreciation as a % of sales	1.4%	1.4%	1.4%	1.4%
Amortization as a % of sales	2.3%	2.2%	2.3%	2.2%
Core Sales Growth

	% Change Three-Month Period Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine-Month Period Ended September 27, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	(5.5)%	(4.5)%
Less the impact of:
Discontinued products	1.0%	1.5%
Currency exchange rates	1.5%	3.0%
Core sales growth (non-GAAP)	(3.0)%	—%
Price in the segment negatively impacted sales growth by 1.0% and 0.5% on a year-over-year basis during the three and nine-month periods ended September 27, 2019, respectively, and is reflected as a component of core sales growth.
Core sales for the segment decreased in North America, Western Europe and Latin America, partially offset by higher demand in China and Japan for the three and nine-month periods ended September 27, 2019. Equipment core sales decreased in North America due to lower demand in both periods. Core sales of traditional consumables increased in the three-month period due to increased demand in North America. Core sales of traditional consumables decreased in the nine-month period due to decreased demand in North America and Western Europe, partially offset by growth in China.
Operating profit margins decreased 110 basis points during the three-month period ended September 27, 2019 as compared to the comparable period in 2018. The following factors impacted year-over-year operating profit margin comparisons:

•
Lower core sales volumes and overall sales price, incremental year-over-year costs associated with sales and marketing growth investments and new product development initiatives in 2019, net of decreases in productivity improvement and restructuring related charges in 2019 compared to 2018, cost savings associated with productivity initiatives taken in 2018 and the impact of foreign exchange rates in the third quarter of 2019 - 110 basis points

Operating profit margins decreased 130 basis points during the nine-month period ended September 27, 2019 as compared to the comparable period of 2018. The following factors impacted year-over-year operating profit margin comparisons:

•
Lower core sales volumes and overall sales price, incremental year-over-year costs associated with sales and marketing growth investments and new product development initiatives in 2019, net of decreases in productivity improvement and restructuring related charges in 2019 compared to 2018, cost savings associated with productivity initiatives taken in 2018 and the impact of foreign exchange rates in the third quarter of 2019 - 130 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$659.3	$679.5	$2,031.1	$2,085.5
Cost of sales	(292.3)	(298.6)	(907.4)	(905.9)
Gross profit	$367.0	$380.9	$1,123.7	$1,179.6
Gross profit margin	55.7%	56.1%	55.3%	56.6%
The decrease in cost of sales during the three-month period ended September 27, 2019 as compared to the comparable period in 2018 was primarily due to lower core sales, partially offset by the impact of foreign currency exchange rates. The increase in cost of sales during the nine-month period ended September 27, 2019 as compared to the comparable period in 2018 was primarily due to unfavorable sales mix and the impact of foreign currency exchange rates.
The year-over-year decrease in gross profit margins during both the three and nine-month periods ended September 27, 2019 as compared to the comparable periods in 2018 was primarily due to lower overall pricing, partially offset by incremental year-over-year cost savings associated with restructuring activities and productivity improvement actions taken in 2018 and the impact of foreign currency exchange rates.

OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$659.3	$679.5	$2,031.1	$2,085.5
Selling, general and administrative expenses	252.0	257.2	804.9	820.4
Research and development expenses	36.3	42.3	119.3	128.4
SG&A as a % of sales	38.2%	37.9%	39.6%	39.3%
R&D as a % of sales	5.5%	6.2%	5.9%	6.2%
The year-over-year increase in SG&A expenses as a percentage of sales for both the three and nine-month periods ended September 27, 2019 as compared to the comparable periods in 2018 was primarily due to continued investments in sales and marketing growth initiatives and lower sales in 2019, partially offset by incremental year-over-year savings associated with the restructuring and continued productivity improvement actions taken in 2018.
Year-over-year, R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales decreased during the three and nine-month periods ended September 27, 2019 as compared to the comparable periods in 2018, primarily due to a decrease in spending on product development initiatives, partially offset by lower sales in 2019.

NONOPERATING INCOME (EXPENSE), NET
The Company disaggregates the service cost component of net periodic benefit costs from the other components of net periodic benefit costs and presents the other components of net periodic benefit costs in nonoperating income (expense), net. The other components of net periodic benefit costs included in nonoperating income (expense), net for the three and nine-month periods ended September 27, 2019 were $0.2 million and $1.6 million, respectively, compared to $1.5 million and $1.9 million for the three and nine-month periods ended September 28, 2018, respectively.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 to the accompanying Consolidated and Combined Condensed Financial Statements.

INCOME TAXES

The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Effective tax rate	21.1%	22.7%	19.6%	22.9%
The Company’s effective tax rate for each of the three and nine-month periods ended September 27, 2019 and September 28, 2018, differs from the U.S. federal statutory rate of 21.0% primarily due to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. In addition:

•
The effective tax rate of 21.1% for the three-month period ended September 27, 2019 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of earnings outside the United States which generally are taxed at rates higher than the U.S. federal rate, partially offset by discrete tax benefits for excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions and audit settlements. These discrete tax benefits decreased the reported tax rate by 3.1%. The effective tax rate of 19.6% for the nine-month period ended September 27, 2019 differs from the U.S. federal statutory rate of 21.0% primarily due to discrete tax benefits for excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions and audit settlements that were partially offset by the impact of earnings outside the United States which generally are taxed at rates higher than the U.S. federal rate. The discrete tax benefits decreased the reported tax rate by 3.9%.

•
The effective tax rate of 22.7% for the three-month period ended September 28, 2018 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of earnings outside the United States which generally are taxed at rates higher than the U.S. federal rate, partially offset by discrete tax benefits for excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions and audit settlements. These discrete tax benefits decreased the reported tax rate by 0.5%. The effective tax rate of 22.9% for the nine-month period ended September 28, 2018 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of earnings outside the United States which generally are taxed at rates higher than the U.S. federal rate, partially offset by discrete excess tax benefits from stock-based compensation, which were partially offset by changes in estimates associated with prior period uncertain tax positions and audit settlements. These net discrete tax benefits decreased the reported tax rate by 0.1%.

The Company conducts business globally, and files numerous consolidated and separate income tax returns in the U.S. federal, state and foreign jurisdictions. The non-U.S. countries in which the Company has a material presence include Canada, China, Finland, Germany and Switzerland. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company’s Consolidated and Combined Condensed Financial Statements given the geographic dispersion of the Company’s taxable income.
The Company (including the Company’s businesses) are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of certain of Danaher’s federal income tax returns through 2011 and is currently examining certain of Danaher’s federal income tax returns for 2012 through 2017. In addition, certain of the Company’s subsidiaries previously owned by Danaher in Germany, India, Japan, Sweden and Switzerland and in states and other local jurisdictions are currently under audit for years ranging from 2007 through 2016.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of the Company’s global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, refer to “Risk Factors.”

COMPREHENSIVE INCOME
For the three and nine-month periods ended September 27, 2019, comprehensive income decreased $39 million and $8 million, respectively, as compared to the comparable periods in 2018. The decrease for the three-month period ended September 27, 2019 was primarily due to higher foreign currency translation losses. The decrease for the nine-month period ended September 27, 2019 was primarily due to lower net earnings, partially offset by lower foreign currency translation losses.

INFLATION
The effect of inflation on the Company’s sales and net earnings was not significant in the three and nine-month periods ended September 27, 2019 and September 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES
Before the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of its operations. The Company’s financial transactions were accounted for through the Company’s net parent investment account. Accordingly, none of Danaher’s cash, cash equivalents or debt has been assigned to the Company for the periods prior to the Separation.
As a result of the Separation, the Company no longer participates in Danaher’s cash management and financing operations. Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investing activities. The Company continues to generate substantial cash from operating activities and believes that the Company’s operating cash flow and other sources of liquidity is sufficient to allow the Company to manage its capital structure on a short-term and long-term basis and continue investing in existing businesses and consummating strategic acquisitions.
Following is an overview of the Company’s cash flows and liquidity:
Overview of Cash Flows and Liquidity

	Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018
Net cash provided by operating activities	$210.5	$210.5

Payments for additions to property, plant and equipment	$(61.9)	$(40.2)
Proceeds from sales of property, plant and equipment	1.6	—
All other investing activities	(2.3)	(0.3)
Net cash used in investing activities	$(62.6)	$(40.5)

Proceeds from the public offering of common stock, net of issuance costs	$643.4	$—
Consideration paid to Danaher in connection with the Separation	(1,950.0)	—
Net proceeds from borrowings	1,319.1	—
Net transfers to parent	(116.5)	(170.0)
All other financing activities	144.4	—
Net cash provided by (used in) financing activities	$40.4	$(170.0)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Net cash provided by operating activities was $211 million during the nine-month period ended September 27, 2019 and in the comparable period of 2018. There was less cash used by trade accounts receivables, lower levels of inventories and the timing of accrued expenses, partially offset by lower net earnings and higher levels of prepaid expenses and other assets on a year-over-year basis.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.
Net cash used in investing activities increased by $22 million during the nine-month period ended September 27, 2019 as compared to the comparable period of 2018, primarily driven by expenditures to increase production capacity in the Specialty Products & Technologies segment and expenditures related to becoming a separate company.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance of common stock, debt borrowings and transfers to Danaher prior to the Separation.
Financing activities provided cash of $40 million during the first nine months of 2019 compared to $170 million of cash used in the comparable period in 2018. The year-over-year increase in cash provided by financing activities is primarily due to the net proceeds from the Term Loan borrowings, net proceeds from the IPO and lower transfers to Danaher, net of the consideration paid to Danaher in connection with the Separation.
The Company borrowed approximately $1.3 billion under the Senior Credit Facilities. The proceeds from the Term Loans and the IPO net proceeds of $643 million were paid to Danaher as partial consideration for Danaher’s transfer of the assets and liabilities of its Dental business to the Company.
For a description of the Company’s outstanding debt as of September 27, 2019 and the Company’s Senior Credit Facilities, refer to Note 6 to the accompanying Consolidated and Combined Condensed Financial Statements. As of September 27, 2019, the Company was in compliance with all of its debt covenants.
The Company intends to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through its Revolving Credit Facility.
As of September 27, 2019, the Company had no borrowings outstanding under the Revolving Credit Facility and the Company had the ability to incur an additional $250 million of indebtedness in direct borrowings under the Revolving Credit Facility.

Cash and Cash Requirements
Until the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher for the periods prior to Separation, no cash, cash equivalents and borrowings were included in the Consolidated and Combined Condensed Financial Statements as of December 31, 2018. For all periods prior to the Separation, other financial transactions relating to the business operations of the Company were accounted for through the net parent investment account of the Company. For additional information regarding the Company’s cash balances at September 27, 2019, see Note 1 to the accompanying Consolidated and Combined Condensed Financial Statements.
As of September 27, 2019, the Company held $193 million of cash and cash equivalents that were held on deposit with financial institutions with an approximate weighted average annual interest rate of 1.0%. Of this amount, $31 million was held within the United States and $162 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to stockholders, repurchase shares of the Company’s common stock and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its Revolving Credit Facility, enter into new credit facilities or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in the Company’s foreign subsidiaries are not readily determinable. As of September 27, 2019, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.

Contractual Obligations
For a discussion of the Company’s contractual obligations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in the Prospectus. During the nine months ended September 27, 2019, the Company entered into the Senior Credit Facilities. For a description of the Senior Credit Facilities, refer to Note 6 to the accompanying Consolidated and Combined Condensed Financial Statements.

Off-Balance Sheet Arrangements
There were no material changes to the Company’s off-balance sheet arrangements described in the Prospectus for the year ended December 31, 2018 that would have a material impact on the Company’s Consolidated and Combined Condensed Financial Statements.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Prospectus for the year ended December 31, 2018 that have had a material impact on the Company’s Consolidated and Combined Condensed Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in the Company’s Prospectus. There were no material changes to this information reported in the Company’s Prospectus during the quarter ended September 27, 2019.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in Management’s Discussion and Analysis in the Company’s Prospectus.

ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended September 27, 2019 to the risk factors reported in the “Risk Factors” section of the Company’s Prospectus. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in the “Risk Factors” section of the Company’s Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 20, 2019, the Company completed the IPO resulting in the issuance of 30.8 million shares of common stock at a price to the public of $22.00 per share, including 4 million shares of common stock allocated to the underwriters’ 30 day option to purchase additional shares of common stock, which was exercised in full on September 18, 2019. The 30.8 million shares of common stock sold in the IPO represent approximately 19.4% of the Company’s outstanding shares, while Danaher continues to own approximately 80.6% of the Company’s outstanding shares. The shares sold in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232758), which was declared effective by the SEC as of September 17, 2019. The aggregate offering price of the common stock registered and sold under the registration statement was approximately $677 million (including the shares issued pursuant to the underwriters’ option to purchase additional shares). Proceeds from the IPO were approximately $643 million, after deducting underwriting discounts and commissions of $34 million. J.P. Morgan Securities LLC, Goldman, Sachs & Co. LLC and Morgan Stanley & Co. LLC served as joint book-running managers and as representatives of the underwriters for the IPO. The offering commenced on September 17, 2019 and did not terminate before all of the securities registered under the registration statement were sold.
As contemplated by the Prospectus, the Company paid to Danaher approximately $2.0 billion in connection with the Separation, which includes the net proceeds from the IPO.
The IPO proceeds were used as described in the Prospectus.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

3.2	Amended and Restated Bylaws of Envista Holdings Corporation (incorporated by reference to Exhibit 3.2 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Envista Holdings Corporation’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019).

10.1
Separation Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.1 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

10.2
Transition Services Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.2 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

10.3
Tax Matters Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.3 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

10.4
Employee Matters Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.4 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

10.5
Intellectual Property Matters Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.5 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

10.6
DBS License Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.6 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

10.7
Registration Rights Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.7 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

10.8
Credit Agreement, dated as of September 20, 2019, by and among Envista Holdings Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.8 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).

10.9	Envista Holdings Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.9 to Envista Holdings Corporation’s Current Report on Form 8-K filed on September 20, 2019).*

10.10
Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Envista Holdings Corporation’s Registration Statement on Form S-8 (Registration No. 333-233810) filed on September 17, 2019).*

10.11
Envista Holdings Corporation Excess Contribution Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of Envista Holdings Corporation’s Registration Statement on Form S-8 (Registration No. 333-233810) filed on September 17, 2019).*

10.12
Envista Holdings Corporation Executive Deferred Incentive Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of Envista Holdings Corporation’s Registration Statement on Form S-8 (Registration No. 333-233810) filed on September 17, 2019).*

10.13
Envista Holdings Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Envista Holdings Corporation’s Registration Statement on Form S-8 (Registration No. 333-233810) filed on September 17, 2019).*

10.14
Form of Envista Holdings Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.9 to Envista Holdings Corporation’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019).*

10.15
Form of Envista Holdings Corporation Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to Envista Holdings Corporation’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019).*

10.16
Form of Envista Holdings Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.15 to Envista Holdings Corporation’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019).*

10.17
Form of Envista Holdings Corporation Agreement Regarding Solicitation and Protection of Proprietary Interests (California) (incorporated by reference to Exhibit 10.16 to Envista Holdings Corporation’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019).*

10.18
Form of Envista Holdings Corporation Stock Option Agreement for Independent Directors (incorporated by reference to Exhibit 10.17 to Envista Holdings Corporation’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019).*

10.19
Form of Envista Holdings Corporation Restricted Stock Unit Agreement for Independent Directors (incorporated by reference to Exhibit 10.18 to Envista Holdings Corporation’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019).*

10.20
Form of Envista Holdings Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to Envista Holdings Corporation’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019).*

10.21
Employment Agreement between Hans Geiselhöringer and Nobel Biocare Services AG (incorporated by reference to Exhibit 10.21 to Envista Holdings Corporation’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019).*

10.22
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Amir Aghdaei (incorporated by reference to Exhibit 10.22 to Envista Holdings Corporation’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019).*

10.23
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Curt Bludworth (incorporated by reference to Exhibit 10.23 to Envista Holdings Corporation’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019).*

10.24
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Patrik Eriksson (incorporated by reference to Exhibit 10.24 to Envista Holdings Corporation’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019).*

10.25
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Howard Yu (incorporated by reference to Exhibit 10.25 to Envista Holdings Corporation’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019).*

10.26
Letter Agreement between Envista Holdings Corporation and Hans Geiselhöringer (incorporated by reference to Exhibit 10.26 to Envista Holdings Corporation’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019).*

10.27
Protection of Proprietary Rights Agreement between Nobel Biocare Services AG and Hans Geiselhöringer (incorporated by reference to Exhibit 10.27 to Envista Holdings Corporation’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019).*

11.1	Computation of per-share earnings (See Note 13, “Net Earnings Per Share”, to the Company’s Consolidated and Combined Condensed Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2019	/s/ Howard Yu
Howard Yu
Senior Vice President and Chief Financial Officer

Date: October 23, 2019	/s/ Kari-Lyn Moore
Kari-Lyn Moore
Vice President and Chief Accounting Officer