Form 10-K
period 2019-12-31
Envista Holdings Corp
filed 2020-02-21
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-39054
ENVISTA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		83-2206728
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

200 S. Kraemer Blvd., Building E		92821-6208
Brea,	California
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: 714-817-7000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	NVST	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐     No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐     No  ☒
As of February 7, 2020, the number of shares of the Registrant’s common stock outstanding was 158,852,781. The aggregate market value of the common stock of the Registrant held by non-affiliates on December 31, 2019, based upon the closing price of $29.64 of the Registrant's common stock as reported on the New York Stock Exchange on such date, was $3.7 billion. The Registrant’s common stock was not traded on June 28, 2019, the last day of the Registrant's second fiscal quarter in 2019.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2020 Proxy Statement specifically incorporated herein by reference, the 2020 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements contained herein speak only as of the date of this Annual Report. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
In this Annual Report, the terms “Envista” or the “Company” refer to Envista Holdings Corporation, Envista Holdings Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Envista Holdings Corporation, as the context requires.

PART I
ITEM 1. BUSINESS
Overview
Envista is one of the largest global dental products companies with significant market positions in some of the most attractive segments of the dental products industry, including implants, orthodontics and digital imaging technologies. We develop, manufacture and market one of the most comprehensive portfolios of dental consumables, equipment and services to dental professionals covering an estimated 90% of dentists’ clinical needs for diagnosing, treating and preventing dental conditions as well as improving the aesthetics of the human smile. Our operating companies, Nobel Biocare Systems, Ormco and KaVo Kerr, serve more than 1 million dentists in over 150 countries through one of the largest commercial organizations in the dental products industry and through our dealer partners. In 2019, we generated total sales of $2,752 million, of which approximately 72% were derived from sales of consumables, services and spare parts.
We were formed in 2018, as a wholly-owned subsidiary of Danaher Corporation (“Danaher”), to serve as the ultimate parent company of the dental platform of Danaher. On September 20, 2019, we completed an initial public offering (“IPO”) resulting in the issuance of 30,783,200 shares of our common stock (including the exercise of the underwriters’ option in full), which represented 19.4% of our outstanding shares. In connection with the IPO, Danaher transferred to us substantially all of its dental business in exchange for (i) 127,867,900 shares of our common stock issued by us to Danaher, (ii) all of the net proceeds (approximately $643.4 million) we received from the sale of 30,783,200 shares of our common stock in the IPO, including the net proceeds received as a result of the exercise in full of the underwriters’ option to purchase additional shares, and (iii) all of the net proceeds (approximately $1.3 billion) we received from issuance of the term loans in September 2019 (see Note 1 to our audited consolidated and combined financial statements included elsewhere in this Annual Report). Additionally, on September 19, 2019, Danaher and Envista entered into certain agreements that provide a framework for our ongoing relationship with Danaher. The transactions to separate the dental business from Danaher, as described here and elsewhere in this Annual Report, are referred to, collectively, as the “Separation.” For additional information regarding the Separation transactions, see Note 1 and Note 21 to our audited consolidated and combined financial statements included elsewhere in this Annual Report.
On November 15, 2019, Danaher announced an exchange offer whereby Danaher stockholders could exchange all or a portion of Danaher common stock for shares of our common stock owned by Danaher. The disposition of our shares (the “Split-Off”) was completed on December 18, 2019 and resulted in the full separation of us and disposal of Danaher’s entire ownership and voting interest in us. We are now a fully independent public company.
We were built through the acquisition and integration of over 25 leading dental businesses and brands over the course of more than 15 years. Our business is deeply rooted in the Danaher operating culture, with an executive officer team that has over 50 collective years of service with Danaher leading a team of over 12,000 employees. Since 2016, we have leveraged the Danaher Business System, now known at Envista as the Envista Business System (“EBS”) to consolidate our operating companies into three operating companies and significantly transformed our business. EBS is a set of growth, lean and leadership-focused tools and processes that differentiates us and underpins our competitive advantage. The application of EBS has reduced costs and business complexity, freeing up resources that we have invested in research and development for new product development focusing on implants, digital imaging and workflow solutions, and aligners as well as growing our direct sales infrastructure, especially in emerging markets (which we define as developing markets of the world experiencing periods of accelerated growth in gross domestic product and infrastructure, which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia).
The Dental market has attractive secular drivers which we believe will drive growth for several years to come. These include the digitization of dental practices globally, which is transforming the way dentists diagnose and treat patients, leading to better clinical outcomes. In addition, we believe future growth in the dental industry will be driven by an aging population, the current under penetration of dental procedures, especially in emerging markets, improving access to complex procedures due to increasing technological innovation, an increasing demand for cosmetic dentistry and the growth of Dental Service Organizations (“DSOs”), which are expected to drive increasing penetration and access to care globally.
We are a leading dental provider in emerging markets. In 2019, we generated 24% of our sales from emerging markets, which have grown from $616 million in 2017 to $656 million in 2019. Our growing scale in these markets has been driven by strategic investments in underpenetrated markets, such as the Greater China region, where we had sales of $237 million in 2019. We are also replicating key elements of our Greater China region strategy in other emerging markets to benefit from the future growth potential associated with expanding access to dental care in these regions.

Our commercial organization includes over 4,000 employees with deep clinical, product and workflow expertise who interact with customers on a daily basis. We are also a leading global provider of clinical training to enhance patient access to high-quality dental care, reaching over 100,000 dental professionals annually through more than 4,000 training and education events we directly organize. Through our trusted brands, innovative product offerings and comprehensive customer service, we have established strong relationships globally with key constituencies, including DSOs, dental specialists, general dentists, and dental laboratories. We believe the continuing expansion of our global commercial organization will provide us with significant opportunities for future growth as we increase our penetration in various geographic markets.
Innovation is a core part of our strategy and we believe that in 2019, our research and development expenditure of $155 million was one of the highest R&D spends in the dental products industry. We have cumulatively spent $499 million on R&D in the three years ended December 31, 2019. We target our R&D efforts to address customers’ unmet needs and our commercial scale gives us deep insight into all fields of dentistry. Through our investments in R&D, we have accelerated multiple new product development initiatives, such as the DTX software suite, the N1TM implant system, and Spark Aligners, each of which is discussed in more detail below.
Our business is operated through two segments: Specialty Products & Technologies, which is comprised of our Nobel Biocare Systems and Ormco operating companies, and Equipment & Consumables, which is comprised of our KaVo Kerr operating company.
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2019 and 2018 ($ in millions).

	Specialty Products & Technologies	Equipment & Consumables	Total
Year ended December 31, 2019
Geographical region:
North America	$602.7	$714.9	$1,317.6
Western Europe	315.6	288.1	603.7
Other developed markets	92.8	81.5	174.3
Emerging markets	331.6	324.4	656.0
Total	$1,342.7	$1,408.9	$2,751.6

Year ended December 31, 2018
Geographical region:
North America	$605.5	$744.9	$1,350.4
Western Europe	340.8	318.8	659.6
Other developed markets	97.0	82.9	179.9
Emerging markets	326.5	328.1	654.6
Total	$1,369.8	$1,474.7	$2,844.5

Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We typically market these products directly to end-users through our commercial organization, and approximately 90% of our 2019 sales for this segment were direct sales. In 2019, our Specialty Products & Technologies segment generated $1,343 million of sales, representing year-over-year core sales growth of 1.5%. In 2019, 44% of segment sales were derived from North America, 24% from Western Europe, 7% from other developed markets, and 25% from emerging markets. Sales of consumables, services and spare parts comprised approximately 94% of segment sales in 2019. This segment is comprised of two operating companies:

•
Nobel Biocare Systems: is a world leader in the field of innovative implant-based dental restorations offering over 3,000 products and enabling dentists to deliver single-tooth to full-mouth restorations. Our well-known brands include Nobel BiocareTM, Alpha Bio TecTM, Implant DirectTM, Logon, Nobel ProceraTM and OrascopticTM. Our success is built upon over 60 years of clinical experience with osseointegration, the biological process of human bone adhering to a titanium implant. As the pioneer of implant science grounded in clinical research, we have introduced a number of solutions that have become widely adopted in the premium implant industry. The most recent example of our innovation leadership is our upcoming implant system, N1, which we believe, if authorized for sale, will simplify the implant procedure. Our range of premium implants offered through Nobel Biocare together with our Value Implant businesses (Alpha Bio Tec, Implant Direct and Logon) covers a broad range of price points in the market.

•
Ormco: is a leading manufacturer and provider of advanced orthodontic technology and services. Our well-known brands include OrmcoTM, InsigniaTM, AOATM and SparkTM. For over 50 years, Ormco has provided orthodontic professionals with high quality, innovative products backed by educational support to enhance the lives of their patients. Our broad range of products includes brackets and wires, aligners and digital treatment solutions, offering practitioners a comprehensive set of treatment options to optimize patient outcomes. Having historically focused on brackets and wires, Ormco commercially launched its clear aligner system, Spark, in Australia and New Zealand in 2018. Spark also received a 510(k) clearance for the U.S. market in October 2018 and is now commercially available in the United States as well.

Equipment & Consumables
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products. In 2019, our Equipment & Consumables segment generated $1,409 million of sales. In 2019, 51% of segment sales were derived from North America, 20% from Western Europe, 6% from other developed markets, and 23% from emerging markets. We distribute our Equipment & Consumables segment products primarily through our channel partners, representing approximately 87% of sales in this segment in 2019.
This segment is comprised of our KaVo Kerr operating company, which was established in 2016 through the combination of two of our leading dental products businesses, KaVo and Kerr, each with more than a 100-year history of innovation in dental equipment and consumables. Our well-known brands include KaVoTM, DexisTM, i-CAT, GendexTM, NomadTM, Pelton & CraneTM, KerrTM, PentronTM, OptibondTM, HarmonizeTM, SonicfillTM, Sybron EndoTM and CaviWipesTM. We were the pioneer in 2D/panoramic and 3D imaging, and have one of the largest installed bases of dental imaging devices in the industry with over 150,000 imaging devices currently utilized in dental practices. End-users of our imaging devices can utilize our new diagnostics and treatment planning software suite, DTX, to access all clinical patient images in one place, using one software system from image acquisition through treatment delivery. Throughout the diagnostic and treatment process, DTX enables efficient collaboration with treatment partners such as other dentists or laboratories.

History and Transformation
History
We were built through the acquisition and integration of over 25 leading dental businesses and brands over the course of more than 15 years. We believe our business today has one of the most comprehensive offerings in the dental products industry. We organize our operating companies in a way that leverages long histories of brand leadership across their respective product categories. We initiated business realignment efforts starting in 2016, which has helped improve alignment of our product and commercial strategies, allowing us to better meet the needs of a broad set of customers, and facilitates an efficient and effective innovation pipeline.
Transformation Strategy
Our strategic focus is comprised of three key elements, which are based on the EBS strategic areas of Lean, Growth and Talent.

•
“Establish a Strong Foundation”: Beginning in 2016, we consolidated our operating companies, reduced our manufacturing sites from 44 to 31, consolidated almost 150 sales offices into less than 80, streamlined our R&D organization, and centralized our direct and indirect procurement organizations.

•
“Reinvest for Growth”: Streamlining our business operations has allowed us to increase our commercial organization to over 4,000 employees globally. To help drive more sustainable and predictable sales growth, we realigned our KaVo Kerr organization to centrally manage our distributor relationships, and we changed our sales incentive compensation program, which is now driven by end customer sales.

•	“Pursue Long-Term Market Leadership”: We have invested significant resources in areas we believe will help drive long-term market leadership:

•
Software: We are centrally managing the development of digital dentistry and software application solutions across our operating companies. We have developed our new Diagnostic and Treatment Planning Software, DTX, to meet the growing demands for digital connectivity of dental practices.

•
Implants: Our R&D expenditures in Nobel Biocare Systems accelerated the development of new implant systems and navigated surgery systems. These innovations target increased adoption of implants that we believe can grow market share.

•
Emerging Markets: We are one of the largest dental product providers in the Greater China region with R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources. We have built a business that generated less than $30 million in sales in 2011 to one that generated $237 million in sales in 2019. We are replicating key elements of our Greater China region strategy in other emerging regions, such as Latin America, Asia Pacific, Eastern Europe and Russia.

Our Industry
Within the global dental products industry, we believe segments such as Imaging, Implants and Orthodontics will grow at a more rapid pace than the overall market. We believe future growth of the dental products industry will be driven by an aging population, the current underpenetration of dental procedures, especially in emerging markets, improving access to complex procedures due to increasing technological innovation, an increasing demand for cosmetic dentistry, and growth of DSOs, which are expected to drive increasing penetration and access to care globally.
While both equipment and consumables represent significant expenditures for dental service providers, the sales dynamics for each differ. The sale of equipment depends on both technological advancements and dentists’ willingness to invest in new technologies. On the other hand, consumables are more dependent on patient volume. We believe large multi-category manufacturers that provide a broad portfolio of equipment and consumables have more recession-resilient product portfolios and can gain meaningful competitive advantage over their peers as larger customers increasingly seek package deals and consolidate suppliers, and digital dentistry adoption creates links between different products in the dental practitioners’ offices.
While the U.S. represents a significant portion of the global dental products industry, we have also been focused on building significant scale in emerging markets. Prevalence and penetration of treatments is largely tied to socio-economic factors such as availability and affordability of care. We expect improving economic conditions and increased consumer disposable income in emerging markets, as well as advancements in technological innovation that reduces complexity, cost and increases efficiency, will help drive penetration of dental care in these under-served markets.

Key Segments Within the Dental Products Industry

•
Imaging: Imaging (both x-ray and other visualization solutions) is considered the entry-point for many dental diagnostic exams and subsequent treatments. The rapid adoption of digital technologies in the imaging segment has transformed dental practices and has increased access to care as well as the quality of care delivered to patients. We believe enhanced connectivity amongst different types of dental imaging/diagnostic equipment and integration with downstream treatment planning and treatment delivery solutions will further improve dental workflows and lead to better treatment outcomes. In emerging markets digital penetration has also been rapid. We believe digitalization and connectivity will continue to drive high growth in this segment.

•
Implants: The implant industry is significant and enjoys higher margins and growth than the overall dental products market. The U.S. and emerging markets like the Greater China region, represent key growth drivers for this industry. In the U.S., implant penetration far lags other developed markets such as Germany, Spain and Italy. In China, the prevalence of severe tooth loss is higher than in the U.S., while implant penetration is far below the U.S. We expect product innovation and increased affordability to help drive future growth in emerging markets.

•
Orthodontics: Traditional wires and brackets systems continue to be the preferred choice in complex and young adult cases, due to their better clinical outcomes. In recent years, clear aligners have become an increasingly popular treatment option and are expected to grow at a significantly faster pace than traditional metal wires and brackets. Clear aligners are aesthetically pleasing and clinically proven to be effective in less severe cases, which combined with technological advancements that have significantly increased the number of providers offering orthodontic treatments, have expanded the addressable market for orthodontic procedures. Going forward, we believe this product segment will continue to grow at a high pace as aesthetics become increasingly important to patients.

Growth Drivers
We believe that many product offerings in our core business are underpenetrated globally and present a significant opportunity for growth through the continued penetration of our differentiated products. Beyond our core business, there are also a number of adjacent dental products, which we believe provide an opportunity to further grow and expand our product offerings in the future.
We believe continued growth in both the global dental industry and global dental products market will be driven by a variety of factors, including:

•
An aging population. According to the United Nations, in 2017 there were nearly 1 billion people aged 60 or over in the world, comprising 13% of the global population. By 2050, that number is expected to double to approximately 2 billion people and comprise 22% of the world’s population, largely driven by aging in low and middle-income countries. With the aging of the population, prevalence of dental conditions, including edentulism (full tooth loss), dry mouth, root and coronal caries, and periodontitis, increases. According to the World Health Organization - World Health Survey, generally between 20-30% of people over 60 years are suffering from edentulism. As the global population continues to age, we believe older patients will help drive increased demand for dental products and services.

•
The current underpenetration of dental procedures, especially in emerging markets. According to the Global Economy and Development Working Paper 100 of the Brookings Institution, it is estimated that between 2015 and 2030, the middle class population in emerging markets will grow by approximately 1.5 billion people, from 2.0 billion to 3.5 billion. This major demographic shift is generating a large, new customer base with increased access to dental products and services along with the resources to pay for them. According to the World Health Organization, the number of dentists in China is less than 10 per 100,000 people compared to 60 in the U.S. and 85 in Germany. The expansion of training opportunities for dental professionals in emerging markets is also leading to increased patient awareness and access to premium dental products and procedures, further facilitating the market’s growth.

•
Improving access to complex procedures due to increasing technological innovation. The market for digital dental solutions has grown substantially in recent years due to increased demand from dentists and dental professionals for increased efficiency and better product workflows, with rapid adoption of these technologies not only in the U.S. and Europe, but also in emerging markets. Digital dental solutions enhance the workflow of dentists from diagnostics to treatment. Providing better diagnostics allows dentists to more effectively treat patient needs, often at lower cost. Beyond diagnostics, digital dental solutions are also increasingly being utilized in implant, orthodontic and restorative treatment planning. This simplifies case planning and execution, which is especially relevant for newer dentists as technology helps to de-skill complex procedures and increase outcome predictability.

•
An increasing demand for cosmetic dentistry. Increased awareness of the importance of oral health maintenance and increasing consumer focus on cosmetic dentistry continues to act as a meaningful growth driver for the global dental industry. Orthodontic procedures are increasingly aesthetically driven as evidenced by the rapid adoption of clear aligners. We believe aesthetically-driven patients seeking an increasing number of tooth replacement procedures and teeth straightening procedures will continue to drive the demand for dental implants and aligners.

•
Growth of DSOs, which are expected to drive increasing penetration and access to care globally. In the U.S. and globally, increasing demand for dental services has driven the growth of alternative care delivery networks. DSOs in the U.S. are focused on underserved markets such as the mid-west and rural areas where access to general as well as complex dental care is relatively underpenetrated. Globally, growth of private insurance as well as private provider networks provide access to more complex procedures that are not covered under social insurance. We believe the continued growth of these care delivery networks will increase demand for dental products and more complex procedures which require more advanced technologies.

Our Competitive Strengths
We believe we have significant competitive strengths, including:

•
Brand leadership with a long track record and strong brand recognition. We built our business around brands with long histories of innovation and strong brand recognition in the dental products market. The founder of Nobel Biocare Systems introduced the world’s first dental implant and Nobel Biocare Systems has since become a world leader in the field of innovative implant-based dental restorations. Ormco has over 50 years of distinguished history providing orthodontists with high quality, innovative products. Ormco products have received over 25 industry awards since 2013, for excellence in design and service. Multiple brands within KaVo Kerr have more than 100 years of history in dental products. We believe the long history and leadership of our well-known brands in the dental products industry enhances our connections with both patients and providers, and supports our strong market position.

•
Comprehensive portfolio with leadership in key attractive segments. We believe we have one of the most comprehensive offerings in the industry, enabling us to be a vendor of choice for many dental practitioners, dental laboratories, distributors and DSOs. The breadth and depth of our product offerings address an estimated 90% of dentists’ clinical needs from consumables to digital equipment solutions. Our catalog of products covers the spectrum from value-focused products to premium brands, allowing providers to fully address patient needs in different market segments. Within our product portfolio, we believe we are one of the largest manufacturers in implants and orthodontics and have one of the largest installed bases of imaging devices. Our broad product offering positions us particularly well to serve the needs of DSOs, which have been one of the fastest growing segments of our customer base.

•
Global commercial reach. Our operating companies serve more than 1 million dentists in over 150 countries through one of the largest customer-facing sales teams in the dental products industry and through our dealer partners. In 2019, we generated 56% of our sales from markets outside of the U.S. We reach dentists via a network of over 1,000 global distribution partners. We believe our diverse sales channels, global manufacturing and distribution, and local market knowledge help us to better address customers’ needs. We are also a leading global provider of clinical training to enhance patient access to high-quality dental care.

•
Strong position in emerging markets, particularly in the Greater China region. We have successfully grown our business in emerging markets, which represented 24% of our total sales in 2019. In particular, we have built one of the largest dental products businesses in the Greater China region, with three manufacturing operations and a fully localized infrastructure with dedicated R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources. With this structure, we believe that we are well positioned to capture additional share in the growing Chinese dental products industry. Given our success in the Greater China region, we are replicating key elements of this strategy in other high growth regions such as Latin America, Asia Pacific, Eastern Europe and Russia.

•
Track record of innovation. Our operating companies have a long track record of successful innovation, having pioneered many new dental product categories since their inception. Our strong commercial infrastructure allows us to obtain insights into unmet needs at the practitioner level and translate them into differentiated products. Our focus on innovation has yielded many differentiated products over the years, such as NobelActive dental implants, Damon passive self-ligating orthodontic wires and brackets, and i-CAT 3D imaging system. We are continuing this legacy of innovation with our upcoming N1 implant system, the new Spark clear aligners and DTX clinical software ecosystem for KaVo’s imaging solutions. Our new product development activities are complemented by externally sourcing technologies through a broad network of partnerships, collaborations, and investments involving third-party research institutions, universities and innovative start-up companies.

•
Envista Business System. We believe our deep-rooted commitment to EBS helps drive our success and market leadership and differentiates us in the dental products industry. EBS encompasses not only lean tools and processes, but also methods for driving growth, innovation and leadership. Within the EBS framework, we pursue a number of ongoing strategic initiatives relating to customer insight generation, product development and commercialization, efficient sourcing, and improvement in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

•
Experienced management team with extensive Danaher and dental industry experience. Our executive officer team has extensive dental industry experience, with over 50 years of collective service with Danaher and a proven track record of applying EBS to execute on our strategic and operational goals. Under their leadership, we have undertaken a significant transformation to better position our business for organic and inorganic growth and diversify our sales globally. We believe our management team will continue to drive growth and profitability in our business in the future.

Our Business Strategy
Our strategy is to maximize stockholder value through several key initiatives:

•
Build upon our strong portfolio of leading brands and commercial scale. We believe the long history and leadership of our well-known brands in the dental products industry enhances our connections with both patients and providers and supports our strong global market position. We expect to continue our significant investments in expanding our global commercial reach and footprint especially in our direct businesses. We are planning to expand our clinical training and education infrastructure to further increase brand loyalty, deepen our relationships with dental practitioners and further enhance patient access to high quality dental care. We believe these investments better position us to effectively meet the needs of our customers, particularly the growing DSO segment, which value a comprehensive, end-to-end product offering with the ability to roll out new technologies and procedure-focused trainings at scale.

•
Invest in underpenetrated emerging markets globally. 56% of our sales were generated outside the U.S. in 2019, including 24% of 2019 sales generated in emerging markets. We expect to continue to invest in the Greater China region as we believe it will be a strong growth driver for our business in the future. We have succeeded in the Greater China region by harnessing our existing go-to-market infrastructure, building familiarity with local customer needs and regulations, and establishing dedicated locally-based management resources. We are replicating key elements of this strategy in other emerging regions, such as Latin America, Asia Pacific, Eastern Europe, and Russia.

•
Continue to drive growth in our implants franchise. The dental implant market enjoys higher margins and faster growth than the overall dental products market. In the U.S., which is our largest geographic market, implant penetration lags significantly behind other Western European markets, such as Germany, Spain and Italy. We will continue to invest in our global commercial footprint and product innovation to grow our strong position in the underpenetrated dental implant market.

•
Maintain a strong market leadership position through innovation that our customers value. Our operating companies have a long history of innovation in their respective product categories. As we seek to continue to improve our business and drive increased cash flow, we expect to strategically invest in innovation in order to better serve our customers. We will focus new product introductions on driving growth in attractive core segments, such as innovative implant systems and clear aligners, and on building differentiation in imaging and digital dentistry.

•
Drive continuous improvement and margin expansion through EBS. We have been successful in the past in driving continuous improvements and margin expansion through the application of EBS. We continue to pursue a number of ongoing strategic initiatives across our operating companies relating to efficient sourcing and improvements in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

•
Deploy capital through acquisitions and investments. We see many opportunities for capital deployment in our core businesses, as well as in attractive adjacencies. We intend to drive stockholder value by deploying capital to acquire or invest in other businesses that strategically fit into or extend our product offering into new or attractive adjacent markets. Based on our experience of acquiring more than 25 businesses over the last 15 years, we believe we can successfully acquire and integrate businesses to further build upon our scale and market leadership.

Our Business Segments
The table below describes the percentage of our total annual sales attributable to each of our segments over each of the three years ended December 31, 2019. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 20 in our audited consolidated and combined financial statements included elsewhere in this Annual Report.

	2019	2018	2017
Specialty Products & Technologies	49%	48%	47%
Equipment & Consumables	51%	52%	53%
Specialty Products & Technologies
Our Specialty Products & Technologies segment, consisting of Nobel Biocare Systems and Ormco operating companies, develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We have a strong direct relationship with our customers through a sales force of more than 2,000 employees. In 2019, direct sales to end-users represented approximately 90% of segment sales and sales from consumables, services and spare parts comprised approximately 94% of segment sales. We believe strong industry fundamentals and new product introductions in this segment will continue to drive substantial growth for us.
Nobel Biocare Systems
Nobel Biocare Systems (“Nobel”) is a world leader in the field of innovative implant-based dental restoration, offering a comprehensive portfolio of products to treat a wide range of conditions, from a single missing tooth to fully edentulous patients. As the pioneer of implant science grounded in clinical research, Nobel has introduced a number of solutions that have become widely adopted in the premium implant industry. Nobel’s comprehensive product offering includes dental implant systems, guided surgery systems, biomaterials, prefabricated and custom-built prosthetics and dental eye loupes, marketed under a variety of brands, including Nobel Biocare, Alpha Bio Tec, Implant Direct, Nobel Procera and Orascoptic. Nobel also offers a comprehensive education program to fully train its broad range of clinical customers, from clinicians performing basic implant procedures to the most advanced practitioners, with the goal of enhancing patient access to high-quality dental care. Customers of Nobel include oral surgeons, prosthodontists and periodontists.

The table below provides a summary description of key products and brands offered by Nobel Biocare Systems products:
Nobel has a long history of innovation, which includes both the first documented case of a titanium implant placement in a human and introduction of the concept of living bone adhering to an artificial implant (known as osseointegration). Today, Nobel offers several implant systems and is integrating them with the DTX suite of software applications described below. Currently, NobelActive is our top implant system in terms of sales and number of placements. NobelActive offers high primary stability allowing patients to receive and use prosthetics the same day as the implant is placed. In addition, we believe Nobel’s N1 implant system, if authorized for sale globally, will be a significant product for Nobel. N1’s unique site preparation method was created with the goal to reduce complexity and streamline workflows during implant and restorative procedures. Through our Implant Direct, Alpha Bio Tec and Logon value implant businesses, we also offer a variety of implant systems that cover a broad range of price points in the market.
Since being acquired by Danaher in 2014, Nobel has focused on reinvigorating its product offerings and has released over 30 new products. Among these are, the comprehensive software packages ‘DTX Studio Implant,’ which is used for treatment planning of dental implants, and ‘DTX Studio Lab,’ which is used for prosthetics treatment planning. These software packages are now integrated in our broader DTX software suite, which also will include the new ‘DTX Studio Clinic’ software package to be offered with KaVo imaging devices. With DTX, clinicians can use one software ecosystem from image acquisition and diagnosis to treatment planning, implant surgery, and restoration planning and placement, as well as collaborate with treatment partners such as other dentists or laboratories on one digital platform. We believe this will enable significant clinical workflow efficiencies and more predictable clinical outcomes.
Ormco
Ormco is a leading manufacturer and provider of advanced orthodontic technology and services designed to move malpositioned teeth and jaws. Ormco products include brackets and wires, clear aligners, digital orthodontic treatments, retainers, and other orthodontic laboratory products, and are marketed under the Ormco, Insignia, AOA and Spark brands. Ormco also offers a comprehensive education system to fully train its clinical customers from basic to the most advanced, with the goal of enhancing patient access to high-quality dental care. Customers of Ormco are primarily orthodontists.

The table below provides a summary description of key products and brands offered by Ormco:
Ormco is a leader in passive self-ligating metal brackets, marketed as the Damon System. Passive self-ligation is a method of moving teeth using a fraction of the force levels required by brackets that utilize ligatures. In 2017, Ormco launched its next generation product, DQ2TM, which offers twice the rotational control as the predecessor bracket, allowing for optimal precision, predictability and efficiency. Ormco also offers the Insignia digital orthodontic system as well as a variety of other orthodontic products, including twin brackets, clear brackets, wires and auxiliary components.
Having historically focused on brackets and wires, Ormco commercially launched its clear aligner system, Spark, in Australia and New Zealand in 2018. Spark also received a 510(k) clearance for the U.S. market in October 2018 and is now commercially available in the United States as well. Spark is a clear aligner system designed for mild to complex malocclusion that is made with TruGEN™, the latest generation of aligner material. It is designed to deliver higher sustained force retention for efficiency and a high level of transparency for aesthetics. Spark aligners are also designed with polished, scalloped edges to enhance patient comfort and minimize aligner stains. We believe that Spark will provide growth opportunities for our orthodontic business over the next several years.
Equipment & Consumables
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products. Products in this segment are sold primarily through dental distributors, with approximately 87% of segment sales for the year ended December 31, 2019 made through our channel partners. Sales from consumables, services and spare parts comprised approximately 51% of segment sales in 2019.
The segment is organized as one operating company, KaVo Kerr, with products broadly categorized as dental equipment under the KaVo umbrella brand and dental consumables under the Kerr umbrella brand.
KaVo
KaVo’s broad offering of dental equipment is used in dental offices, clinics and hospitals. The business was primarily established through acquisitions of KaVo and Gendex in 2004 and PaloDExTM Group Oy in 2009, but also includes products from numerous other acquisitions. Our equipment products are marketed under a variety of brands, including Dexis, Gendex, i-CAT, KaVo, and Pelton & Crane.

The table below provides a summary description of key products and brands offered by KaVo:
KaVo has one of the largest installed bases of dental imaging devices in the industry and we hold a leading position in 3D imaging through the i-CAT and KaVo brands. The i-CAT FLX V17 is the business’ latest 3D CBCT offering and features a wide range of field of views, enabling a clinician to capture high quality images of the full oral-facial complex at high resolution with low radiation. This helps clinicians to more effectively treat orthodontics, complex oral surgery, implantology and airway cases. Beginning in 2017, KaVo launched the OP3DTM family, a scalable modular imaging system, providing clinicians with the flexibility to upgrade to the latest 3D imaging technology as they expand their capabilities and grow their practices. Our Dexis brand is an industry leader in intraoral X-Ray digital sensors, which provide two-dimensional images of the mouth. The newly-launched Dexis TitaniumTM is our flagship sensor and captures high quality images with low radiation and has advanced durable materials that make it highly reliable.
The ‘DTX Studio Clinic’ software package will be offered on most KaVo imaging products, allowing dental professionals to store and access a broad variety of clinical patient images (e.g., 2D/3D/IOS/pictures) in one place. In combination with the Nobel Biocare Systems ‘DTX Studio Implant’ and ‘DTX Studio Lab’ software packages, clinicians can use one software ecosystem from image acquisition and diagnosis to treatment planning, implant surgery and restoration planning and placement, as well as collaborate with treatment partners such as other dentists or laboratories on one digital platform. We believe this will enable significant clinical workflow efficiencies and more predictable clinical outcomes.
KaVo is also a leader in the production of dental handpieces, which are used in nearly all disciplines of dentistry. We believe KaVo handpieces are known for high quality and high performance and are available with air-driven or electrical power. Additionally, KaVo has a substantial service and warranty business for instruments and imaging products. Finally, through the KaVo and Pelton & Crane brands, we offer equipment units which consist of dental treatment units and other dental office equipment.
Kerr
Kerr markets a broad offering of general dental consumables that are used in dental offices, clinics and hospitals. The business was primarily established through the acquisition of Sybron Dental Specialties in 2006, as well as numerous other acquisitions. Kerr products are marketed under a variety of brands, including Kerr, MetrexTM, Sybron Endo, Total Care and Pentron.

The table below provides a summary description of key products and brands offered by Kerr:
Kerr’s products have strong brand and product recognition across most consumables categories, including restorative, endodontics, and infection control. Kerr offers several products designed to repair and restore fractured or otherwise damaged teeth. The SonicFill composite bulk fill system replaces conventional time-consuming, multi-stage layering techniques with a single fill system that eliminates a liner or final capping layer. Kerr also offers cements and bonding agents, including the leading OptiBondTM line of products. Kerr Endodontics offers a variety of products used in the endodontic workflow which help clinicians to locate, shape, clean and fill root canals. Kerr also produces curing lights and other consumables including impression materials, burs, amalgams and waxes under several brands. Finally, through our Metrex brand, we have a significant position within infection prevention products, which include the CaviWipes and CaviCideTM product lines.
International Operations
We are a global dental company. Our products and services are available worldwide, and our principal markets outside the U.S. are in Europe, Asia, the Middle East and Latin America. In 2019, we generated 48% of our sales in North America, 22% of our sales in Western Europe, 24% of our sales in emerging markets and 6% of our sales in other developed markets.
We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides sales streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target emerging markets.
The manner in which our products and services are sold outside the U.S. differs by business and by region. Most of our sales in non-U.S. markets are made by our subsidiaries located outside the U.S., though we also sell directly from the U.S. into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, we generally sell through representatives and distributors.
Information about the effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to “Item 1A. Risk Factors—General Risks.”
Sales and Distribution
Typical customers and end-users of our products include general dentists, dental specialists, orthodontists, dental hygienists, dental laboratories and other oral health professionals, including DSOs, as well as educational, medical and governmental entities and third-party distributors. These customers choose dental products based on the factors described under the section entitled “Business—Competition.”

In 2019, we distributed approximately 50% of our products through third-party distributors. Certain highly technical products, such as dental implant systems, orthodontic appliances, dental technology equipment, dental laboratory equipment and consumables, and endodontic instruments and materials are typically sold directly to dental professionals and dental laboratories.
One customer, Henry Schein, Inc. (“Henry Schein”), accounted for approximately 12%, 14%, and 15% of our sales in 2019, 2018 and 2017, respectively. In the third quarter of 2017, we terminated Henry Schein’s exclusive right to distribute our Dexis and i-CAT imaging equipment and services in the U.S. and Canada. Since that time, we have expanded the distribution of Dexis and i-CAT imaging equipment and services in the U.S. and Canada to certain other distributors. Other than Henry Schein, no single customer accounted for more than 10% of combined sales in 2019, 2018 or 2017. By its terms, our master distribution agreement with Henry Schein, which covers distribution of KaVo Kerr products in the U.S. and Canada, expired on December 31, 2019. Consistent with past practice, the parties are in discussion regarding an extension and we expect the agreement will be extended.
While a sizable portion of our sales are derived from distributors, most of our marketing and advertising activities are directed towards the end-users of our products (e.g., dentists, hygienists and other oral health professionals, DSOs, laboratories and universities). In addition to our marketing efforts, as noted above, we conduct significant training and education programs globally for these end-users to enhance patient access to high-quality dental care. In these programs, our employees and/or experts in the respective clinical fields demonstrate the proper use of our products. We maintain educational and consulting relationships with key experts who assist us in developing new products, new indicated uses for our products and educational programs for health care providers and consumers. We also maintain educational and consulting relationships with dental associations around the world.
Research and Development
We invest substantially in the development of new products. We conduct research and development activities for the purpose of designing and developing new products and applications that address customer needs and emerging trends, as well as enhancing the functionality, effectiveness, ease of use and reliability of our existing products. Our research and development efforts include internal initiatives as well as collaborations with external parties such as research institutions, dental and medical schools and initiatives that use licensed or acquired technology. We expect to continue investing in research and development at a rate consistent with our past practice, with the goal of maintaining or improving our competitive position, and entering new markets.
We generally conduct research and development activities on a business-by-business basis, primarily in North America, the Middle East, Asia and Europe. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” Customer-sponsored research and development was not significant in 2019, 2018 or 2017.
Intellectual Property
We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in the aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. Our products and technologies are protected by more than 2,700 granted patents. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, us.
Employee Relations
As of December 31, 2019, we employed approximately 12,500 persons, of whom approximately 3,400 were employed in the U.S. and approximately 9,100 were employed outside of the U.S. Of our U.S. employees, approximately 100 were hourly-rated, unionized employees. Outside the U.S., we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors—General Risks.”

Materials
Our manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products, and prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2019, we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.”
Competition
We believe we are a leader in many of our served markets. Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment, since none of our competitors offer all of the same product and service lines and serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. We face increased competition in a number of our served markets as a result of the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. Key competitive factors vary among our businesses and product and service lines, but include the specific factors noted above with respect to each segment and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors—Risks Related to Our Industry.”
Seasonal Nature of Business
Based on historical experience, we generally have more sales in the second half of the calendar year than in the first half of the calendar year, with the first quarter typically having the lowest sales of the year. Based on historical customer buying patterns, we generally have more sales in the fourth quarter than in any other quarter of the year, driven in particular by capital spending in our Equipment & Consumables segment. As a result of this seasonality in sales, profitability in our Equipment & Consumables segment also tends to be higher in the second half of the year. There are no assurances that these historical trends will continue in the future.
Working Capital
We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items in either of our reportable segments. In addition, our sales and payment terms are generally similar to those of our competitors.
Backlog
We define backlog as firm orders from customers for products and services where the order will be fulfilled in the next 12 months. Backlog as of December 31, 2019 and 2018 was $81 million and $92 million, respectively.
The majority of the unfilled orders as of December 31, 2019 are expected to be delivered to customers within three months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term sales performance but not necessarily a reliable indicator of medium or long-term sales performance.
Government Contracts
Although the substantial majority of our sales in 2019 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”

Regulatory Matters
We face extensive government regulation both within and outside the U.S. relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”
Medical Device Regulations
Most of our products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the U.S. Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the U.S., to be safe and effective for their intended uses and to comply with the regulations administered by the FDA. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export and record keeping for such products. Certain medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.
Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval (“PMA”) before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness.
Our products are either classified as Class I or Class II devices in the U.S. Most of our Class II and certain of our Class I devices are marketed pursuant to 510(k) pre-marketing clearances. The FDA also enforces additional regulations regarding the safety of X-ray emitting devices that we currently market. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device. A predecessor device is referred to as “predicate device.” As a result, FDA clearance requirements may extend the development process for a considerable length of time.
Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained.
In addition, all dental amalgam filling materials, including those manufactured and sold by us, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state, federal and foreign lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA, the National Institutes of Health and the U.S. Public Health Service have each indicated that there are no demonstrated direct adverse health effects due to exposure to dental amalgam. In response to concerns raised by certain consumer groups regarding dental amalgam, the FDA formed an advisory committee in 2006 to review peer-reviewed scientific literature on the safety of dental amalgam. In July 2009, the FDA concluded its review of dental amalgam, confirming its use as a safe and effective restorative material for adults and children ages six and above. Also, as a result of this review, the FDA classified amalgam and its component parts, elemental mercury and powder alloy, as a Class II medical device. Previously there was no classification for encapsulated amalgam, and dental mercury (Class I) and alloy (Class II) were classified separately. This regulation placed encapsulated amalgam in the same class of devices as most other restorative materials, including composite and gold fillings, and made amalgam subject to special controls by the FDA. In that respect, the FDA recommended that certain information about dental amalgam be provided, which includes information indicating that dental amalgam releases low levels of mercury vapor, and that studies on people ages six and over as well as FDA estimated exposures of children under six, have not indicated any adverse health risk associated with the use of dental amalgam. After the FDA issued this regulation, several petitions were filed asking the FDA to reconsider its position. Another advisory panel was established by the FDA to consider these petitions.

Hearings of the advisory panel were held in December 2010. The FDA has taken no action indicating a change in its position as of the date of this Annual Report.
Additionally, some groups have asserted that the use of dental amalgam should be prohibited because of concerns about environmental impact from the disposition of mercury within dental amalgam, which has resulted in the sale of mercury containing products being banned in Sweden and severely curtailed in Norway. In the U.S., the Environmental Protection Agency proposed in September 2014 certain effluent limitation guidelines and standards under the Clean Water Act to help cut discharges of mercury-containing dental amalgam to the environment. The rule would require affected dentists to use best available technology (amalgam separators) and other best management practices to control mercury discharges to publicly-owned treatment works. Similar regulations exist in Europe and in February 2016, the European Union adopted a ratification package regarding the United Nations Minamata Convention on Mercury, proposing rules restricting the use of dental amalgam to the encapsulated form and requiring the use of separators by dentists. We recommend adherence to the American Dental Association’s Best Management Practices for Amalgam Waste and include this recommendation in our dental amalgam packaging. We also manufacture and sell non-amalgam dental filling materials that do not contain mercury.
Any devices we manufacture and distribute are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to the Current Good Manufacturing Practices (“cGMP”) requirements, as set forth in the Quality Systems Regulation (“QSR”), which require, manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process.
We must also comply with post-market surveillance regulations, including medical device reporting, or MDR, requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.
Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
In the European Union, our products are subject to the medical device laws of the various member states, which are currently based on a Directive of the European Commission. However, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR. Complying with the EU MDR will require modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes.
Other Healthcare Laws
In addition to the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws, we are also subject to various health care related laws regulating fraud and abuse, research and development, pricing and sales and marketing practices and the privacy and security of health information, including the U.S. federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the U.S. federal regulations discussed above and below.

•
The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made in whole or in part under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
HIPAA prohibits knowingly and willfully (1) executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

•
The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

•
The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services.

•
The Open Payments Act requires manufacturers of medical devices covered under Medicare, Medicaid or the Children’s Health Insurance Program with specific exceptions to record payments and other transfers of value to a broad range of healthcare providers (including dentists) and teaching hospitals and to report this data as well as ownership and investments interests held by the physicians described above and their immediate family members to the Department of Health and Human Services (“HHS”) for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers. Analogous U.S. state laws and regulations, such as state anti-kickback and false claims laws, also may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers. Further, there are state laws that require medical device manufacturers to comply with the voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
For a discussion of risks related to regulation by the FDA and comparable agencies of other countries, and the other regulatory regimes referenced above, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”
Healthcare Reform
In the U.S. and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. For example, in the U.S., in March 2010, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly affected the healthcare industry. Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for medical products. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.
Coverage and Reimbursement
Dental procedures and products are often paid for out-of-pocket. For products where third-party coverage and reimbursement is available, sales will depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products and services and, in international markets, many countries have instituted price ceilings on specific products and therapies. Price ceilings, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce dentist usage and patient demand for the product.
Data Privacy and Security Laws
Medical device manufacturers may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA, and state laws may differ from each other, which may complicate compliance efforts.
For 2020, penalties for HIPAA violations can range from $119 to $1.8 million dollars per violation with a maximum fine of $1.8 million for identical violations during a calendar year. In 2018, a nation-wide health benefit company paid $16 million to HHS following a data breach. Prior to this record payment, the largest HIPAA fine was $5.6 million. Under the law, state attorneys general have authority to bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws.
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act was enacted as an update to HIPAA and makes business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthens the limitations on the use and disclosure of protected health information without individual authorizations, and adopts the additional HITECH Act enhancements, including enforcement of noncompliance with HIPAA due to willful neglect. The changes to HIPAA enacted reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. These changes have stimulated increased enforcement activity and enhanced the potential that health care providers will be subject to financial penalties for violations of HIPAA. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.
In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personal data. Certain of these laws grant individuals various rights with respect to their information, and we may be required to expend significant resources to comply with these laws. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act (“CCPA”), include a private right of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation.

The General Data Protection Regulation (“GDPR”), the main law in the EU and associated member state laws enforceable as of May 25, 2018, impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data.
Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. In addition, certain of our products are regulated by the U.S. Environmental Protection Agency and comparable state regulatory agencies. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 12 to our audited consolidated and combined financial statements included in this Annual Report as well as the discussion above relating to dental amalgam. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”
Export/Import Compliance
We are required to comply with various U.S. export/import control and economic sanctions laws, including the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on U.S. foreign policy and national security considerations, and the import regulatory activities of the U.S. Customs and Border Protection. Other nations’ governments have implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”
Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Please refer to Note 12 to our audited consolidated and combined financial statements in this Annual Report for more information.
We maintain an internet website at www.envistaco.com. Our internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.
Risks Related to Our Business
Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers. Our success also depends upon the continued strength of the markets we serve. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be susceptible to changes in economic conditions. The above factors can have the effect of:

•
reducing demand for our products and services (in this Annual Report, references to products and services also includes software), limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

•	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

•	increasing price competition in our served markets;

•	supply interruptions, which could disrupt our ability to produce our products;

•	increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets;

•
increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and

•	adversely impacting market sizes.
There can be no assurance that the capital markets will be available to us or that the lenders participating in our credit facilities will be able to provide financing in accordance with their contractual obligations. If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.
Significant developments or uncertainties stemming from the U.S. administration, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, could have an adverse effect on our business.
Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, the health care system, manufacturing, and development and investment in the territories and countries where we or our customers operate, stemming from the U.S. administration, could adversely affect our business and financial statements. For example, the U.S. administration has increased tariffs on certain goods imported into the United States, raised the possibility of imposing significant, additional tariff increases and called for substantial changes to trade agreements. In particular, trade tensions between the United States and China have been escalating in recent months. These factors have adversely affected, and in the future could further adversely affect, our operating results and our business.

Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into these markets is limited (particularly for markets into which we sell through distribution). Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Certain of our businesses operate in industries that may also experience periodic, cyclical downturns.
In addition, in certain of our businesses, demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry trade shows and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.
Inventories maintained by our distributors and customers may fluctuate from time to time.
We rely in part on our distributor and customer relationships and predictions of distributor and customer inventory levels in projecting future demand levels and financial results. These inventory levels may fluctuate, and may differ from our predictions, resulting in our projections of future results being different than expected. These changes may be influenced by changing relationships with the distributor and customers, economic conditions and end-user preference for particular products. There can be no assurance that our distributors and customers will maintain levels of inventory in accordance with our predictions or past history, or that the timing of distributors’ or customers’ inventory build or liquidation will be in accordance with our predictions or past history.
We are dependent upon a limited number of distributors for a significant portion of our sales, and loss of a key distributor could result in a loss of a significant amount of our sales. In addition, adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.
Historically, a substantial portion of our sales had come from a limited number of distributors, particularly Henry Schein, which accounted for approximately 12% of our sales in 2019. It is anticipated that Henry Schein will continue to be the largest contributor to our sales for the foreseeable future. By its terms, our master distribution agreement with Henry Schein, which covers distribution of KaVo Kerr products in the U.S. and Canada, expired on December 31, 2019. Consistent with past practice, the parties are in discussion regarding an extension and we expect the agreement will be extended. There can be no assurance that Henry Schein or any particular distributor will purchase any particular quantity of products from us or continue to purchase any products at all. If Henry Schein or any other significant distributor significantly reduces the volume of products purchased from us, it would have an adverse effect on our financial statements.
Our key distributors and other channel partners typically have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, reduction or discontinuation of their purchases from us or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our business and financial statements.
Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
We generally sell our products and services in an industry that is characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products and services with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and services and technological innovations;

•	differentiate our offerings from our competitors’ offerings and avoid commoditization;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;

•	obtain adequate intellectual property rights with respect to key technologies before our competitors do;

•	successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;

•	obtain necessary regulatory approvals of appropriate scope (including by demonstrating satisfactory clinical results where required); and

•	stimulate customer demand for and convince customers to adopt new technologies.
If we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and services that do not lead to significant sales, which would adversely affect our profitability.
Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns, failure to achieve positive clinical outcomes, uncertainty over third-party reimbursement or entrenched patterns of clinical practice. For additional information on third-party reimbursement of dental products, please refer to “Item 1. Business—Regulatory Matters.”
Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.
Our ability to grow sales, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course; please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. Acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and financial statements:

•
Any business, technology, service or product that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably.

•
We may incur or assume significant debt in connection with our acquisitions, investments, joint ventures or strategic relationships, which could also cause a deterioration of our credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets.

•
Acquisitions, investments, joint ventures or strategic relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	Pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period.

•
Acquisitions, investments, joint ventures or strategic relationships could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address.

•	We could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers.

•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture or strategic relationship.

•
We may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•
In connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results.

•
As a result of our acquisitions and investments, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the fair value of our investments declines, we may be required to incur impairment charges.

•
We may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

•
Investing in or making loans to early-stage companies often entails a high degree of risk, and we may not achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements.
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have sold could adversely affect our financial statements.
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse tax, financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to certain businesses or assets we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.

We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions for a two-year period after the Split-Off in order to avoid triggering significant tax-related liabilities.

To preserve tax-free treatment for U.S. federal income tax purposes to Danaher of the Separation and Split-Off, under the Tax Matters Agreement, dated as of September 19, 2019, by and between us and Danaher (the “Tax Matters Agreement”), we are restricted from taking any action that prevents the Separation and Split-Off from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, for the two-year period following the Split-Off, we will be subject to certain restrictions on our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. These restrictions generally will not limit the acquisition of other businesses by us for cash consideration. In addition, under the Tax Matters Agreement, we may be required to indemnify Danaher against any such tax liabilities as a result of the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we will be subject to certain restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. Such restrictions may reduce our strategic and operating flexibility.

A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect our business, reputation and financial statements.
We rely on information technology systems, some of which are provided and/or managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information, intellectual property and personal data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our software products and services incorporate information technology that may house personal data and some products or software we sell to customers may connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of our systems, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third parties’ systems, which we rely upon to process, store, or transmit electronic information, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer, patient, business partner and employee relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and financial statements.

If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured patient health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. Our security measures may be inadequate to prevent security breaches and our business operations could be materially adversely affected by federal and state fines and penalties, legal claims or proceedings, and cancellation of contracts if security breaches are not prevented. The healthcare industry is currently experiencing increased attention on compliance with regulations designed to safeguard protected health information and mitigate cyber-attacks on entities. There are significant costs associated with a breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, and the potential for reputational harm and lost revenues due to a loss in confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential breach of protected health information, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation.
We have installed privacy/security protection systems and devices on our network in an attempt to prevent unauthorized access to information. However, our technology may fail to adequately secure the confidential information and personally identifiable information we maintain. In such circumstances, we may be held liable to individuals and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.
We believe that our subcontractors and vendors take precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems. However, there is no guarantee such efforts will be successful in preventing a disruption, and it is possible that we may be impacted by information system failures. The occurrence of any information system failures could result in interruptions, delays, loss or corruption of data and cessations or interruptions in the availability of these systems. All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial position and cash flows, and they could harm our business reputation.
The EU GDPR, which became effective in May 2018, has imposed significantly stricter requirements in how we collect, transmit, process and retain personal data, including, among other things, a requirement for almost immediate notice of data breaches to supervisory authorities in certain circumstances and prompt notice to data subjects in certain circumstances with significant fines for non-compliance. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Lastly, there is a new, broad privacy law in California, the CCPA, which came into effect in January 2020. The CCPA has similar requirements as the GDPR and this new law has already prompted several other states to follow with similar laws. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. Also, the manufacturer may be subject to significant regulatory fines or penalties. In addition, compliance with the varying data privacy regulations across the United States and around the world have required significant expenditures and may require additional expenditures, and may require changes in our products or business models that increase competition or reduce sales.

If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. The laws of foreign countries in which we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, including our competitive position, and financial statements.
Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation of third parties’ intellectual property and cannot be certain that the conduct of our business does not and will not infringe or misappropriate the intellectual property rights of others. Any dispute or litigation regarding intellectual property could be costly and time-consuming to defend due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing or using certain products or be required to redesign, re-engineer or re-brand our products at substantial cost, any of which could adversely impact our business, including our competitive position, and financial statements. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial statements.
Defects and unanticipated use or inadequate disclosure with respect to our products or services (including software), or allegations thereof, could adversely affect our business, reputation and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third parties) can lead to personal injury, death, property damage, loss of profits or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries, and may give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.

For a discussion of risks pertaining to the dental amalgam sold by us, see “Item 1. Business—Regulatory Matters—Medical Device Regulations.”
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer may not be available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs, liability and lost sales, loss of market share as well as negative publicity and damage to our reputation that could reduce demand for our products.
Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
As further discussed in the section entitled “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline and our financial statements could be adversely affected.
If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third parties for use in our manufacturing operations, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Our profitability could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.
In addition, some of our businesses purchase certain materials, components and services from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, including Covid-19 affecting China and other parts of the world, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our financial statements.

Our restructuring actions could have long-term adverse effects on our business.
In recent years, we have implemented significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers, limit our ability to increase production quickly if demand for our products increases and trigger adverse public attention. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Moreover, we may not succeed in implementing present or future restructuring activities or cost reduction activities. Realizing the anticipated benefits from these initiatives, if any benefits are achieved at all, may take several years, and we may be unable to achieve our targeted cost efficiencies and gross margin improvements. Additionally, we may have insufficient access to capital to fund investments in these strategic initiatives, or our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business. Any of the circumstances described above could adversely impact our business and financial statements.
We have outstanding indebtedness of borrowed funds of approximately $1.3 billion and the ability to incur an additional $250 million of indebtedness under a revolving credit facility, and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.
As of December 31, 2019, we had outstanding indebtedness of borrowed funds of approximately $1.3 billion and had an additional $250 million of borrowing capacity under a revolving credit facility pursuant to the Credit Agreement, dated as of September 20, 2019, by and among us and a syndicate of banks (the “Credit Agreement”). Please refer to Note 13 to our audited consolidated and combined financial statements included in this Annual Report. This debt could have important, adverse consequences to us and our stockholders, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments;

•	making it more difficult to satisfy other obligations;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and industries; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.
The Credit Agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long-term interest, including for example EBITDA-based leverage and interest coverage ratios. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to obtain and maintain credit ratings from independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets.
The risks described above will increase with the amount of indebtedness we incur, and in the future we may incur significant indebtedness in addition to the indebtedness described above. In addition, our actual cash requirements in the future may be greater than expected, which may require incurrence of additional indebtedness to satisfy such requirements.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy (if we pay dividends), seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that will govern our indebtedness may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness will depend on the generation of cash flow by our subsidiaries, including certain international subsidiaries, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make adequate distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.
We may be adversely affected by recent proposals to reform LIBOR.

Certain of our financial arrangements, including our Credit Agreement, are made at variable interest rates that use the London Interbank Offered Rate (“LIBOR”) (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate.  On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.  These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established.  The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

Risks Related to Our Industry
The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our financial statements.
The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
Governmental and private health care providers and payors around the world are increasingly utilizing managed care for the delivery of health care services, centralizing purchasing, limiting the number of vendors that may participate in purchasing programs, forming group purchasing organizations and integrated health delivery networks and pursuing consolidation to improve their purchasing leverage and using competitive bid processes to procure health care products and services.

•
Certain of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The PPACA health care austerity measures in other countries and other potential health care reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

These changes as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures have started changing the way health care is delivered, reimbursed and funded and may cause participants in the health care industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, heighten clinical data requirements, reduce the volume of medical procedures that use our products and services, affect the acceptance rate of new technologies and products and increase our compliance and other costs. In addition, we may be excluded from important market segments or unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our business and financial statements.
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors. See “Item 1. Business—Competition.” In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including emerging markets. In addition, significant shifts in industry market share have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, we are exposed to the risk that our competitors or our customers may introduce private label, generic, or low-cost products that compete with our products at lower price points. If these competitors’ products capture significant market share or decrease market prices overall, this could have an adverse effect on our financial statements.
Risks Related to Laws and Regulations
Changes in governmental regulations may reduce demand for our products or services or increase our expenses.
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs and privacy. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services.
Certain of our businesses are subject to extensive regulation by the FDA and comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, ability to do business and financial statements.
Most of our products are medical devices subject to regulation by the U.S. Food and Drug Administration (the “FDA”), by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials (or the manufacture and sale of products containing any such materials). The FDA and these other regulatory authorities enforce additional regulations regarding the safety of X-ray emitting devices. The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the EU MDR, which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors and the process for obtaining such clearances or approvals could change over time. Even after initial regulatory clearance or approval, we are subject to periodic inspection by these regulatory authorities, and if safety issues arise, we may be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities and real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) can and have led to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating fraud and abuse, pricing and sales and marketing practices in the health care industry and the privacy and security of health information as well as manufacturing and quality standards, including the federal regulations described in “Item 1. Business —Regulatory Matters.” Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that government authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.
Noncompliance with these standards can result in, among other things, fines, expenses, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance of devices, withdrawal of marketing approvals, criminal prosecutions and other adverse effects referenced below under “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.” Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Certain of our products may be subject to clinical trials, the results of which may be unexpected, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we may conduct and participate in clinical trials. Unexpected or inconsistent clinical data from existing or future clinical trials, or a regulator’s or the market’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business and financial statements.
Off-label marketing of our products could result in substantial penalties.
The FDA, and in some cases the EPA, strictly regulate the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive performance or clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, substantial monetary penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and/or the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.

Certain modifications to our products may require new 510(k) clearances or other marketing authorizations and may require us to recall or cease marketing our products.
Once a medical device is permitted to be legally marketed in the U.S. pursuant to a 510(k) clearance, a manufacturer may be required to notify the FDA of certain modifications to the device. Manufacturers determine in the first instance whether a change to a product requires a new premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances are necessary. We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance. If the FDA disagrees with our determinations and requires us to submit new 510(k) notifications, we may be required to cease marketing or to recall the modified product until we obtain clearance, and we may be subject to significant regulatory fines or penalties.
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business, reputation and financial statements.
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes and impose end-of-life disposal and take-back programs. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance program (or the compliance programs of businesses we acquire) have been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements.
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 12 to our audited consolidated and combined financial statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.
In addition to the environmental, health, safety, health care, medical device, anticorruption, data privacy and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including the following:

•
We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory; and

•
We also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities (less than 1% of our 2019 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
These are not the only regulations with which our businesses must comply. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements. Non-compliance with applicable requirements (or any alleged or perceived failure to comply) could result in import detentions, fines, damages, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, disbarment from selling to certain governmental agencies or exclusion from government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disruption of our business, limitation on our ability to manufacture, import, export and sell products and services, loss of customers, significant legal and investigatory fees, disgorgement, individual imprisonment, reputational harm, contractual damages, diminished profits, curtailment or restricting of business operations, criminal prosecution and other monetary and non-monetary penalties. For additional information regarding these risks, please refer to the section entitled “Business—Regulatory Matters.”
Risks Related to Our Relationship with Danaher
As an independent, publicly traded company, we may not enjoy the same benefits that we did as a subsidiary of Danaher.
As an independent, publicly traded company, we are more susceptible to market fluctuations and other adverse events than if we were still a subsidiary of Danaher. As a subsidiary of Danaher, we were able to enjoy certain benefits from Danaher’s operating diversity, purchasing power and opportunities to pursue integrated strategies with Danaher’s other businesses. As an independent, publicly traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets. Additionally, as a subsidiary of Danaher, we were able to leverage the Danaher historical market reputation and performance and brand identity to recruit and retain key personnel to run our business. As an independent, publicly traded company, we do not have the same historical market reputation and performance or brand identity as Danaher and it may be more difficult for us to recruit or retain such key personnel.
Danaher and its directors and officers have limited liability to us for breach of fiduciary duty.
Our amended and restated certificate of incorporation provides that, subject to any contractual provision to the contrary, Danaher and its directors and officers will have no obligation to refrain from engaging in the same or similar business activities or lines of business as we do or doing business with any of our clients or consumers. As such, neither Danaher nor any officer or director of Danaher will be liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.
Our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as an independent, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them.
Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as an independent, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them, or may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential indemnification liabilities to Danaher pursuant to the Separation Agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.
The Separation Agreement, dated as of September 19, 2019, by and between us and Danaher (the “Separation Agreement”), among other things, provides for indemnification obligations (for uncapped amounts) designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation. If we are required to indemnify Danaher under the circumstances set forth in the Separation Agreement, we may be subject to substantial liabilities.
In connection with the Separation, Danaher has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Danaher’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation Agreement and certain other agreements with Danaher, Danaher has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Danaher has agreed to retain, and there can be no assurance that the indemnity from Danaher will be sufficient to protect us against the full amount of such liabilities, or that Danaher will be able to fully satisfy its indemnification obligations. In addition, Danaher’s insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the Separation, and in any event Danaher’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from Danaher or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our businesses, financial position, results of operations and cash flows.
Certain of our executive officers and directors may have actual or potential conflicts of interest because of their position at Danaher or their equity interest in Danaher.
Certain of our directors are employees of Danaher and own Danaher common stock or equity awards. Additionally, certain of our executive officers own Danaher common stock. For certain of these individuals, their holdings of Danaher common stock or equity awards may be significant compared to their total assets. The position of such individuals and their ownership of any Danaher equity or equity awards create, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for Danaher than for us.
We or Danaher may fail to perform under various transaction agreements that were executed as part of the Separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
The Separation Agreement and other agreements entered into in connection with the Separation determine the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The Transition Services Agreement, dated as of September 19, 2019, by and between us and Danaher (the “Transition Services Agreement”) provides for the performance of certain services by each company for the benefit of the other for a period of time after the Separation. We rely on Danaher to satisfy its performance and payment obligations under these agreements. If Danaher is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our businesses effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Danaher currently provides to us. However, we may not be successful in implementing these systems and services or in transitioning data from Danaher’s systems.
We are expanding our own tax, treasury, internal audit, investor relations, corporate governance and listed company compliance and other corporate functions. We expect to incur one-time costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that Danaher historically provided us prior to the Separation. Any failure or significant downtime in our own financial, administrative or other support systems or in the Danaher financial, administrative or other support systems during the transitional period during which Danaher provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and foreign currency transactions or performing administrative or other services on a timely basis, which could negatively affect our results of operations.

Risks Related to Ownership of Our Stock
The price of our common stock may continue to be volatile.
We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through February 18, 2020, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $25.65 on September 18, 2019 to a high sales price of $33.30 on January 24, 2020. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	changes to the regulatory and legal environment in which we operate;

•	overall market fluctuations and domestic and worldwide economic conditions; and

•	other factors described in these “Risk Factors” and elsewhere in this Annual Report.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt an unsolicited takeover not approved by our board of directors. These provisions include, among others:

•	the inability of our stockholders to call a special meeting;

•	the inability of our stockholders to act by written consent;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval;

•
the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

•	a provision that stockholders may only remove directors with cause;

•	the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of our board of directors) on our board of directors; and

•
the requirement that the affirmative vote of stockholders holding at least two-thirds of our voting stock is required to amend our amended and restated bylaws and certain provisions in our amended and restated certificate of incorporation.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors, officers, employees and stockholders.
Our amended and restated certificate of incorporation provides that unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors, officers, employees and stockholders. Nothing in our amended and restated certificate of incorporation or bylaws precludes stockholders that assert claims under the applicable securities laws from bringing such claims in state or federal courts, subject to applicable law. This provision would not apply to claims brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction.
General Risks
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2019, the net carrying value of our goodwill and other intangible assets totaled approximately $4.6 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.
Changes in tax law relating to multinational corporations could adversely affect our tax position.
The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organisation for Economic Co-operation and Development (“OECD”) have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting. As a result, the tax laws in the United States and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business and financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of the date of this Annual Report will have a material effect on our financial statements.
Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
Certain of our U.S. and non-U.S. employees are subject to collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our financial statements and business, including our productivity and reputation.

International economic, political, legal, compliance and business factors could negatively affect our financial statements.
In 2019, 56% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the emerging markets. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions, such as the devaluation of particular currencies;

•	trade protection measures, embargoes and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including changes in tax laws;

•	capital controls and limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	changes in medical reimbursement policies and programs;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis;

•	differing protection of intellectual property; and

•	greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals.
Any of these risks could negatively affect our financial statements, business, growth rate, competitive position, results of operations and financial condition.
For example, we generate close to 10% of our annual sales from Greater China. Accordingly, our business, financial condition and results of operations may be adversely influenced by political, economic and social conditions in China generally. We are also susceptible to a widespread outbreak of an illness or other health issue, such as the recent Covid-19 outbreak first reported in Wuhan, Hubei Province, China in December 2019, resulting in thousands of confirmed cases in China and many additional cases identified in other countries in which we conduct business. The outbreak of Covid-19 has caused the Chinese government to implement quarantines of Wuhan and surrounding areas and implement significant restrictions on travel. The Chinese government has also implemented work restrictions that prohibit many employees from going to work. At this time, it is unclear if the Chinese government will further extend any of the current restrictions or if further restrictions will be put into place by the government. In addition, many countries have placed significant bans on travel to and from China, with many countries and airlines suspending flights to and from mainland China.
Additionally, China’s government continues to play a significant role in regulating industry development by imposing industrial policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. Any uncertainty or adverse changes to economic conditions in China or the policies of China’s government or its laws and regulations could have a material adverse effect on the overall economic growth of China and could impact our business and operating results, leading to a reduction in demand for our products and adversely affecting our financial statements, business, growth rate, competitive position, results of operations and financial condition.

Significant developments stemming from the United Kingdom’s referendum on membership in the EU could have an adverse effect on us.
In a referendum on June 23, 2016, voters in the United Kingdom (the “UK”) voted for the UK to exit the European Union (“Brexit”).  This referendum has caused and may continue to cause political and economic uncertainty, including significant volatility in global stock markets and currency exchange rate fluctuations.

In November 2018, UK Prime Minister Teresa May and the European Union (the “EU”) closed a draft Withdrawal Agreement (WA) promising to work on a future relationship while the UK remains in the EU until December 2020, covering the division of assets and liabilities and payment of any debt outstanding between the UK and EU, citizens’ rights, border and customs arrangements, and the law and the mechanisms for resolving disputes. After multiple rejections of the UK parliament to the WA draft and extensions to Brexit granted by the EU, the agreement was revised in October 2019 by the new UK Prime Minister Boris Johnson and the EU adding new language on the protocol on Ireland about future commitments on customs, VAT and market accessibility regulatory framework to avoid a hard border between the Republic of Ireland and Northern Ireland. The UK government ratified the revised Withdrawal Agreement and the UK exited the EU on January 31, 2020.  A transition period began and business will remain as usual while the UK remains in the EU customs union until December 31, 2020.  There is uncertainty as to what will occur after the December 31st deadline; Prime Minister Boris Johnson is adamant that a new and comprehensive trade agreement between the EU and the UK needs to be completed by December 31, 2020, otherwise the UK will be treated as a third-party country without preferential treatment by the EU customs union.

The effects of the UK leaving the EU customs union in January 2021 will depend on many factors, including any agreements that the UK and EU make to retain access to each others’ markets.  Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. In addition, trade and investment between the UK, the EU, the United States and other countries will be impacted by the fact that the UK currently operates under the EU’s tax treaties. The UK will need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete.

Depending on the terms of the future relationship between the UK and the EU, we could become subject to tariffs and regulatory restrictions that could increase the costs and time related to doing business in the UK.  Additionally, Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our products that are developed or manufactured in the EU and sold to the UK.  Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere.  Moreover, the upcoming complex regulatory and customs/border management framework to be developed for Northern Ireland will require a detailed review by our business. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements. We have no manufacturing facilities in the UK, and for the year ended December 31, 2019, less than 2% of our sales were derived from customers located in the UK; however, the impact of Brexit could also impact our sales outside the UK.

If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
The performance of the financial markets and interest rates impact our defined benefit pension plan expenses and funding obligations. Significant changes in market interest rates, decreases in the fair value of plan assets, investment losses on plan assets and changes in discount rates may increase our funding obligations and adversely impact our financial statements. In addition, upward pressure on the cost of providing health care coverage to current employees and retirees may increase our future funding obligations and adversely affect our financial statements.
In addition, certain of our subsidiaries, primarily outside of the United States, participate in multiemployer defined benefit plans that require us to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if we elect to stop participating in the plan, we may be required to pay the plan an amount based on the unfunded status of the plan.
Our ability to attract, develop and retain talented executives and other key employees is critical to our success.
Our future performance is dependent upon our ability to attract, motivate and retain executives and other key employees. The loss of services of executives and other key employees or the failure to attract, motivate and develop talented new executives or other key employees could prevent us from successfully implementing and executing business strategies, and therefore adversely affect our financial statements. Our success also depends on our ability to attract, develop and retain a talented employee base. Certain employees could leave us given uncertainties relating to our new status as a standalone company, resulting in the inability to operate our business with employees possessing the appropriate expertise, which could have an adverse effect on our performance.
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related stockholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our independent registered public accounting firm will also be required to express an opinion as to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Brea, California in a facility that we lease. As of December 31, 2019, our facilities included approximately 43 significant office, research and development, manufacturing and distribution facilities. 15 of these facilities are located in the U.S. in seven states and 28 are located outside the U.S. in 15 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and the Middle East. These facilities cover approximately 3.6 million square feet, of which approximately 2.0 million square feet are owned and approximately 1.6 million square feet are leased. Particularly outside the U.S., facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 5 to our audited consolidated and combined financial statements for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our financial position, results of operations or cash flows. For additional information, please see Note 12 to our audited consolidated and combined financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information with Respect to our Common Stock
Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “NVST.”
The number of holders of record of our common stock as of February 14, 2020 was 18. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
Performance Graph
The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the S&P Health Care Index from September 18, 2019, the first day our stock traded on the NYSE, through December 31, 2019. The graph assumes $100 was invested in each of our common stock, the S&P 500 Index, and the S&P Health Care Index as of the market close on September 18, 2019. The S&P 500 Stock Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Performance Graph Table
	September 18, 2019	December 31, 2019
Envista Holdings Corporation	$100	$106
S&P 500 Index	$100	$108
S&P 500 Health Care Index	$100	$113
Dividend Policy
We have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing our existing indebtedness and any other indebtedness we may enter into and other factors that our board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2019	2018	2017	2016	2015
Sales	$2,751.6	$2,844.5	$2,810.9	$2,785.4	$2,736.3
Net income	$217.6	$230.7	$301.1	$272.0	$275.5
Net earnings per share:
Basic	$1.60	$1.80	$2.35	$2.13	$2.15
Diluted	$1.60	$1.80	$2.35	$2.13	$2.15
Total assets	$6,158.3	$5,841.6	$5,992.8	$5,727.3	$5,807.4
Operating lease liabilities	$186.0	$—	$—	$—	$—
Other long-term liabilities	$399.3	$374.2	$370.0	$462.9	$451.8
Long-term debt	$1,321.0	$—	$—	$—	$—
Financial data for periods prior to the Separation are derived from Danaher’s consolidated financial statements and accounting records. See Note 1 to our audited consolidated and combined financial statements included elsewhere in this Annual Report.

ITEM7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations of our business is designed to provide a reader of our financial statements with a narrative from the perspective of management. You should read the following discussion in conjunction with the sections entitled “Envista Holdings Corporation Audited Consolidated and Combined Financial Statements” included in this Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into seven sections:

•	Basis of Presentation

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Qualitative and Quantitative Disclosures About Market Risk

•	Critical Accounting Estimates

•	New Accounting Standards

BASIS OF PRESENTATION
The accompanying consolidated and combined financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated and combined financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with our business have been included in the consolidated and combined financial statements. Prior to the Separation, our consolidated and combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to us and allocations of related assets, liabilities, and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 21 to our audited consolidated and combined financial statements.
Following the Separation, our consolidated financial statements include our accounts and our wholly owned subsidiaries and no longer include any allocations of expenses from Danaher to us.
Our consolidated and combined financial statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
We have incurred and will incur additional costs as a separate public company. As a separate public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from Danaher. These additional costs are primarily for the following:

•
additional personnel costs, including salaries, benefits and potential bonuses and/or stock-based compensation awards for staff additions to replace support provided by Danaher that is not covered by the Transition Services Agreement; and

•
corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees.

Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs. Moreover, we are incurring and expect to incur certain nonrecurring internal costs to implement certain new systems, although we believe such costs going forward will not have a material impact on our financial statements.

Our business consists of two segments: Specialty Products & Technologies and Equipment & Consumables. For additional details regarding these businesses, refer to “Item 1. Business” included in this Annual Report on Form 10-K.

OVERVIEW
General
We provide products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. With leading brand names, innovative technology and significant market positions, we are a leading worldwide provider of a broad range of dental implants, orthodontic appliances, general dental consumables, equipment and services, and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries across North America, Asia, Europe, the Middle East and Latin America.
During 2019, 56% of our sales were derived from customers outside the United States. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of our geographic and product line diversity, we face a variety of opportunities and challenges, including rapid technological development in most of our served markets, the expansion and evolution of opportunities in emerging markets, trends and costs associated with a global labor force, consolidation of our competitors and increasing regulation. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to expand our business in emerging geographies and emerging market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality and effectively address the demands of an increasingly regulated global environment. We are making significant investments to address the rapid pace of technological change in our served markets and to globalize our manufacturing, research and development and customer-facing resources (particularly in emerging markets and our dental implant business) in order to be responsive to our customers throughout the world and improve the efficiency of our operations.
Key Trends and Conditions Affecting Our Results of Operations
Industry Trends
We operate in the large and growing global dental products industry. We believe growth in the global dental industry will be driven by:

•	an aging population;

•	the current underpenetration of dental procedures, especially in emerging markets;

•	improving access to complex procedures due to increasing technological innovation;

•	an increasing demand for cosmetic dentistry; and

•	growth of DSOs, which are expected to drive increasing penetration of, and access to, dental care globally.
Product Development, New Product Launches and Commercial Investment
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation. Our future growth and success depend on both our pipeline of new products and technologies, including new products and technologies that we may obtain through license or acquisition, and the expansion of the use of our existing products and technologies. We believe we are a leader in dental research and development (“R&D”), with $155 million of R&D expenditures in 2019 and a track record of product innovation, business development and commercialization.
Additionally, investment in our commercial sales organization, particularly within our implant business and in emerging markets, is critical to our growth strategy. Our sales in emerging markets grew at a low-single digit compounded annual growth rate from 2017 through 2019 with sales in China growing at a compounded annual growth rate above 10% during this time period.

Foreign Exchange Rates
Significant portions of our sales and costs are exposed to changes in foreign exchange rates. During the year ended December 31, 2019, our products were sold in more than 100 countries and 56% of our sales were denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through our operations, including managing same-currency sales in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As our operations use multiple foreign currencies, including the euro, British pound, Brazilian real, Australian dollar, Japanese yen, Canadian dollar and Chinese yuan, changes in those currencies relative to the U.S. dollar will impact our sales, cost of sales and expenses, and consequently, net income. Exchange rate fluctuations in emerging markets may also directly affect our customers’ ability to buy our products in these geographic markets. In the year ended December 31, 2019, our period-over-period sales growth was unfavorably impacted by 2.5% from changes in foreign currency exchange rates relative to the U.S. dollar.
General Economic Conditions
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions. Dental costs are largely out-of-pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be more susceptible to changes in economic conditions.
Manufacturing and Supply
In order to sell our products, we must be able to reliably produce and ship our products in sufficient quantities. Many of our products involve complex manufacturing processes and are produced at one or a limited number of manufacturing sites.
Minor deviations in our manufacturing or logistical processes, unpredictability of a product’s regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites and shifting customer demand increase the potential for capacity imbalances. For a discussion of risks relating to our manufacturing process, refer to “Item 1A. Risk Factors—Risks Related to Our Business.”
Components of Sales and Costs and Expenses
Sales
Our sales are primarily derived from the sale of dental consumables, equipment and services to third-party distributors and end-users. For additional information regarding our products, including descriptions of our products, refer to “Item 1. Business—Business Segments.”
Costs and Expenses and Other
Cost of sales consists primarily of cost of materials, facilities and other infrastructure used to manufacture our products and shipping and handling costs attributable to delivering our products to our customers. Also included in cost of sales are productivity improvement and restructuring expenses related to our manufacturing operations.
Selling, general and administrative (“SG&A”) expenses consist of, among other things, the costs of selling, marketing, promotion, advertising and administration (including business technology, facilities, legal, finance, human resources, business development and procurement) and amortization expense for intangible assets that have been acquired through business combinations. Also included in SG&A are productivity improvement and restructuring expenses related to our administrative operations.
R&D expenses consist of project costs specific to new product R&D and product lifecycle management, overhead costs associated with R&D operations, regulatory costs, product registrations and investments that support local market clinical trials for approved indications. We manage overall R&D based on our strategic opportunities and do not disaggregate our R&D expenses by the nature of the expense or by product as we do not use or maintain such information in managing our business.
Nonoperating income (expense) consists of the non-service cost components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses).

Business Performance
During the year ended December 31, 2019, our sales decreased 3.5%, while core sales were flat as compared to the comparable period of 2018. In order to establish period-to-period comparability, beginning with the third quarter of 2019 (the first quarter during which we reported our results as a separate, public company), we modified the definition of core sales to exclude the impact from sales of discontinued products (for the definition of “core sales” or “core revenue” refer to “Results of Operations” below). The impact of foreign currency exchange rates reduced sales in the year ended December 31, 2019 by 2.5% compared to the comparable period of 2018. The impact of discontinued products decreased revenues in the year ended December 31, 2019 by 1.0%. Geographically, core sales growth in emerging markets was partially offset by decreasing core sales in developed markets during the year ended December 31, 2019. Core sales in emerging markets increased at a mid-single digit rate during the year ended December 31, 2019 as compared to 2018, led primarily by continued strength in China. Emerging markets represented approximately 24% of our sales for the year ended December 31, 2019. Core sales in developed markets decreased at a low-single digit rate during the year ended December 31, 2019 as compared to 2018, primarily due to declines in Western Europe and North America. For additional information regarding our sales by geographical region during the years ended December 31, 2019 and 2018, refer to Note 16 to our audited consolidated and combined financial statements in this Annual Report on Form 10-K.
Acquisitions
Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.
There were no material business acquisitions during the years ended December 31, 2019 and 2018. In 2017, we acquired the remaining noncontrolling interest and settled other related liabilities associated with one of our prior business combinations in our Specialty Products & Technologies segment for consideration of $89 million.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 2.5% for the year ended December 31, 2019 compared to the comparable period of 2018, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“TCJA”) was enacted, which substantially changed the U.S. tax system, including lowering the corporate tax rate from 35% to 21% (beginning in 2018). As a result of the TCJA, we recognized a provisional tax liability of approximately $36 million in 2017 for the transition tax on deemed repatriation of foreign earnings. We also remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future (generally 21%), resulting in an income tax benefit of approximately $73 million. In 2018, we finalized the provisional amounts recorded in 2017. The net tax effect to adjust the provisional amounts was not material to our consolidated and combined financial statements. For further discussion of the TCJA, refer to “—Income Taxes.”

UK’s Referendum Decision to Exit the EU
In a referendum on June 23, 2016, voters approved for the UK to exit the EU. A withdrawal agreement negotiated by and between the UK prime minister and the EU was ratified by the UK parliament in December 2019. The UK exited the EU on January 31, 2020.  A transition period began and business will remain as usual while the UK remains in the EU customs union until December 31, 2020.  There is uncertainty as to what will occur after the December 31st deadline and the nature of the UK’s future relationship with the EU is still unclear. We continue to monitor the status of Brexit and plan for potential impacts. To mitigate the potential impact of Brexit on the import of goods to the UK, we have increased our level of inventory within the UK. The ultimate impact of Brexit on our financial results is uncertain. For additional information, refer to “Item 1A. Risk Factors—General Risks” section of this Annual Report.
Public Company Expenses
As a result of the Separation, we are subject to the Sarbanes-Oxley Act and reporting requirements of the Exchange Act. We are now required to have additional procedures and practices as a separate public company. As a result, we have incurred and will continue to incur additional personnel and corporate governance costs, including internal audit, investor relations, stock administration and regulatory compliance costs.

RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated and combined statements of earnings should be read along with our audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. For more information on the consolidated and combined basis of preparation, see Note 1 to our audited consolidated and combined financial statements elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,			% Change	% Change
($ in millions)	2019	2018	2017	2019/2018	2018/2017
Sales	$2,751.6	$2,844.5	$2,810.9	(3.3)%	1.2%
Cost of sales	1,238.5	1,242.7	1,189.7	(0.3)%	4.5%
% of sales	45.0%	43.7%	42.3%
Gross profit	1,513.1	1,601.8	1,621.2	(5.5)%	(1.2)%
% of sales	55.0%	56.3%	57.7%
Operating costs:
SG&A expenses	1,080.9	1,131.4	1,062.2	(4.5)%	6.5%
% of sales	39.3%	39.8%	37.8%
R&D expenses	154.7	172.0	172.4	(10.1)%	(0.2)%
% of sales	5.6%	6.0%	6.1%
Operating profit	277.5	298.4	386.6	(7.0)%	(22.8)%
% of sales	10.1%	10.5%	13.8%
Nonoperating income (expense), net	1.5	2.7	0.1	NM	NM
Interest expense, net	(3.5)	—	—	NM	—%
Earnings before income taxes	275.5	301.1	386.7	(8.5)%	(22.1)%
% of sales	10.6%	10.6%	13.8%
Income taxes	57.9	70.4	85.6	(17.8)%	(17.8)%
Net income	217.6	230.7	301.1	(5.7)%	(23.4)%

Non-GAAP Measures
In order to establish period-to-period comparability, beginning with the third quarter of 2019 (the first quarter during which we reported our results as a separate, public company), we modified the definition of core sales to exclude the impact from sales of discontinued products. We exclude sales from discontinued products because discontinued products do not have a continuing contribution to operations and management believes that excluding such items provides investors with a means of evaluating our on-going operations and facilitates comparisons to our peers. Core growth for the year ended December 31, 2019, set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the impact from sales of discontinued products. For all other periods set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Annual Report on Form 10-K, the impact from sales of discontinued products is included in core sales growth. References to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to GAAP, but excluding:

•	sales from acquired businesses;

•	sales from discontinued products; and

•	the impact of currency translation.
Sales from discontinued products includes major brands or major products that we have made the decision to discontinue as part of a portfolio restructuring. Discontinued brands or products consist of those which we (1) are no longer manufacturing, (2) are no longer investing in the research or development of, and (3) expect to discontinue all significant sales of within one year from the decision date to discontinue. The portion of sales attributable to discontinued brands or products is calculated as the net decline of the applicable discontinued brand or product from period-to-period.
The portion of sales attributable to currency translation is calculated as the difference between:

•	the period-to-period change in sales; and

•	the period-to-period change in sales after applying current period foreign exchange rates to the prior year period.
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. We believe that reporting the non-GAAP financial measure of core sales growth provides useful information to investors by helping identify underlying growth trends in our on-going business and facilitating comparisons of our sales performance with our performance in prior and future periods and to our peers. We also use core sales growth to measure our operating and financial performance. We exclude the effect of currency translation from core sales because currency translation is not under our control, is subject to volatility and can obscure underlying business trends.
Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of EBS. We believe our deep-rooted commitment to EBS helps drive our market leadership and differentiates us in the dental products industry. EBS encompasses not only lean tools and processes, but also methods for driving growth, innovation and leadership. Within the EBS framework, we pursue a number of ongoing strategic initiatives relating to customer insight generation, product development and commercialization, efficient sourcing, and improvement in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.
Core Sales Growth

	2019 vs. 2018	2018 vs. 2017
Total sales growth (GAAP)	(3.5)%	1.0%
Less the impact of:
Discontinued products	1.0%	—%
Currency exchange rates	2.5%	(0.5)%
Core sales growth (non-GAAP)	—%	0.5%

2019 Compared to 2018
Operating profit margins were 10.1% for the year ended December 31, 2019 as compared to 10.5% to 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower sales and incremental corporate costs, partially offset by lower spending on productivity initiatives and discretionary expenses, lower R&D spend and cost savings associated with productivity initiatives - 40 basis points

2018 Compared to 2017
Operating profit margins were 10.5% for the year ended December 31, 2018 as compared to 13.8% in 2017. The following factors impacted year-over-year operating profit margin comparisons:
2018 vs 2017 operating profit margin comparisons were favorably impacted by:

•	Trade name impairments and the cost of related productivity improvement initiatives in 2017 - 45 basis points
2018 vs 2017 operating profit margin comparisons were unfavorably impacted by:

•
Lower 2018 sales of equipment and traditional consumables, incremental year-over-year costs associated with sales and marketing growth investments, lower overall pricing and the effect of year-over-year changes in currency exchange rates, net of incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2018 and 2017 and higher core sales in specialty consumables - 200 basis points

•	The 2018 costs and estimated liability related to a legal contingency - 130 basis points

•
The 2017 gain related to the settlement of liabilities associated with an interest in a prior business combination and the incremental net dilutive effect in 2018 of acquired businesses - 45 basis points

Business Segments
Sales by business segment were as follows ($ in millions):

	For the Year Ended December 31,
	2019	2018	2017
Specialty Products & Technologies	$1,342.7	$1,369.8	$1,310.6
Equipment & Consumables	1,408.9	1,474.7	1,500.3
Total	$2,751.6	$2,844.5	$2,810.9

SPECIALTY PRODUCTS & TECHNOLOGIES
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	For the Year Ended December 31,
($ in millions)	2019	2018	2017
Sales	$1,342.7	$1,369.8	$1,310.6
Operating profit	227.7	241.3	246.0
Depreciation	17.7	17.9	19.4
Amortization	57.7	59.0	52.4
Operating profit as a % of sales	17.0%	17.6%	18.8%
Depreciation as a % of sales	1.3%	1.3%	1.5%
Amortization as a % of sales	4.3%	4.3%	4.0%

Core Sales Growth

	2019 vs. 2018	2018 vs. 2017
Total sales growth (GAAP)	(2.0)%	4.5%
Less the impact of:
Discontinued products	1.5%	—%
Currency exchange rates	2.0%	(1.0)%
Core sales growth (non-GAAP)	1.5%	3.5%
2019 Compared to 2018
Price in the segment negatively impacted sales growth by 1.0% on a year-over-year basis in the year ended December 31, 2019, and is reflected as a component of core sales growth.
Core sales growth for the segment was led by emerging markets, primarily China, partially offset by declines in Western Europe and North America, for the year ended December 31, 2019. Core sales for premium implant systems increased, partially offset by a decrease in core sales for value implant systems due to lower demand. Increased demand for orthodontic products was partially due to recent product launches.
Operating profit margins decreased 60 basis points during the year ended December 31, 2019 as compared to 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower overall sales price and incremental year-over-year costs associated with various new product development and growth investments, partially offset by higher core sales volumes, and incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018 - 60 basis points

2018 Compared to 2017
Price in the segment negatively impacted sales growth by 0.5% on a year-over-year basis during 2018 as compared to 2017, and is reflected as a component of core sales growth.
Geographically, year-over-year core sales growth in 2018 was led by the emerging markets, primarily China and North America. Core sales for implant systems increased, driven by demand in North America and the emerging markets. Core sales growth for orthodontic products was led by China and Russia partially offset by weaker demand in North America.
Operating profit margins declined 120 basis points during 2018 as compared to 2017. The following factors impacted year-over-year operating profit margin comparisons:
2018 vs 2017 operating profit margin comparisons were favorably impacted by:

•	Incremental year-over-year costs related to productivity improvement initiatives taken in 2017 - 20 basis points
2018 vs 2017 operating profit margin comparisons were unfavorably impacted by:

•
Incremental year-over-year costs associated with sales and marketing growth investments, unfavorable product mix and lower overall pricing, partially offset by higher 2018 sales from existing businesses, cost savings associated with productivity improvement initiatives taken in 2018 and 2017 and year-over-year changes in currency exchange rates - 140 basis points

In 2018, we determined that certain trade names in the segment were finite-lived and we began amortizing these trade names as of January 1, 2018. This determination resulted in an increase in amortization expense as a percentage of sales during 2018 as compared to 2017.

EQUIPMENT & CONSUMABLES
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Equipment & Consumables Selected Financial Data

	For the Year Ended December 31,
($ in millions)	2019	2018	2017
Sales	$1,408.9	$1,474.7	$1,500.3
Operating profit	105.8	120.5	152.9
Depreciation	19.6	20.3	19.3
Amortization	31.8	31.6	29.3
Operating profit as a % of sales	7.5%	8.2%	10.2%
Depreciation as a % of sales	1.4%	1.4%	1.3%
Amortization as a % of sales	2.3%	2.1%	2.0%
Core Sales Growth

	2019 vs. 2018	2018 vs. 2017
Total sales growth (GAAP)	(4.5)%	(1.5)%
Less the impact of:
Discontinued products	1.0%	—%
Acquisitions and other	—%	(0.5)%
Currency exchange rates	2.5%	(0.5)%
Core sales growth (non-GAAP)	(1.0)%	(2.5)%
2019 Compared to 2018
Price in the segment negatively impacted sales growth by 0.5% on a year-over-year basis in the year ended December 31, 2019, and is reflected as a component of core sales growth.
Core sales for the segment decreased in the year ended December 31, 2019 as demand in China was offset by lower sales in North America and Western Europe. Equipment core sales decreased in North America due to lower demand. Core sales of traditional consumables decreased due to lower demand in North America and Western Europe, partially offset by growth in China.
Operating profit margins decreased 70 basis points during the year ended December 31, 2019 as compared to 2018. The following factors impacted year-over-year operating profit margin comparisons:

•
Lower core sales volumes and overall sales price, incremental year-over-year costs associated with sales and marketing growth investments and new product development initiatives in 2019, partially offset by decreases in productivity improvement and restructuring related charges in 2019 compared to 2018 and cost savings associated with productivity initiatives taken in 2018 - 70 basis points

2018 Compared to 2017
Price in the segment negatively impacted sales growth by 0.5% on a year-over-year basis during 2018 as compared with 2017 and is reflected as a component of core sales growth.
Year-over-year core sales declined as lower demand in North America and Western Europe more than offset increased demand in emerging markets. Core sales of equipment declined in 2018 primarily due to declines in North America due to the realignment of distributors and manufacturers in the dental industry. Demand for traditional consumable product lines in North America and Western Europe declined year-over-year reflecting inventory destocking by several distribution partners.
Operating profit margins declined 200 basis points during 2018 as compared to 2017. The following factors impacted year-over-year operating profit margin comparisons:
2018 vs 2017 operating profit margin comparisons were favorably impacted by:

•	Trade name impairments and the cost of related productivity improvement initiatives in 2017 - 65 basis points

2018 vs 2017 operating profit margin comparisons were unfavorably impacted by:

•
Lower 2018 sales of equipment and traditional consumables, lower overall pricing, incremental year-over-year costs associated with sales and marketing growth investments and the impact of year-over-year changes in foreign currency exchange rates, net of cost savings associated with productivity initiatives taken in 2018 and 2017 - 255 basis points

•	The incremental net dilutive effect in 2018 of acquired businesses - 10 basis points

COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31,
($ in millions)	2019	2018	2017
Sales	$2,751.6	$2,844.5	$2,810.9
Cost of sales	1,238.5	1,242.7	1,189.7
Gross profit	$1,513.1	$1,601.8	$1,621.2
Gross profit margin	55.0%	56.3%	57.7%
2019 Compared to 2018
The decrease in cost of sales during the year ended December 31, 2019 as compared to 2018 was primarily due to lower sales with an unfavorable sales mix and the impact of foreign currency exchange rates.
The year-over-year decrease in gross profit margin during the year ended December 31, 2019 as compared to 2018 was due primarily to lower overall pricing and unfavorable sales mix, partially offset by incremental year-over-year cost savings associated with restructuring activities and continued productivity improvement actions taken in 2018 and the impact of foreign currency exchange rates in 2019.
2018 Compared to 2017
Cost of sales increased $53 million, or 4.5%, during 2018 as compared with 2017 due primarily to the impact of higher sales volumes of specialty products, product mix and the impact of foreign currency exchange rates partially offset by lower sales of equipment and traditional consumables and incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2018 and 2017.
Gross profit margins decreased 140 basis points on a year-over-year basis during 2018 as compared to 2017, due primarily to unfavorable product mix, lower overall pricing and the impact of foreign currency exchanges rates, partially offset by incremental year-over-year cost savings associated with restructuring activities and continued productivity improvement actions taken in 2018 and 2017.

OPERATING EXPENSES

	For the Year Ended December 31,
($ in millions)	2019	2018	2017
Sales	$2,751.6	$2,844.5	$2,810.9
Selling, general and administrative expenses	1,080.9	1,131.4	1,062.2
Research and development expenses	154.7	172.0	172.4
SG&A as a % of sales	39.3%	39.8%	37.8%
R&D as a % of sales	5.6%	6.0%	6.1%
2019 Compared to 2018
The year-over-year decrease in SG&A expenses as a percentage of sales for the year ended December 31, 2019 as compared to 2018 was primarily due to lower discretionary spend, incremental year-over-year savings associated with the restructuring and continued productivity improvement actions taken in 2018, partially offset by continued investments in sales and marketing growth initiatives, lower expenses for legal matters and incremental corporate costs.

Year-over-year, R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales decreased during the year ended December 31, 2019 as compared to 2018 primarily due to a decrease in spending on product development initiatives, partially offset by lower sales in 2019.
2018 Compared to 2017
SG&A expenses as a percentage of sales increased 200 basis points on a year-over-year basis for 2018 compared to 2017. The increase was primarily due to continued investments in sales and marketing growth initiatives and a provision for legal matters of $36 million, partially offset by incremental year-over-year savings associated with the restructuring and continued productivity improvement actions taken in 2018 and 2017 and lower costs associated with 2018 restructuring actions compared to 2017 restructuring actions.
R&D expenses as a percentage of sales decreased 10 basis points on a year-over-year basis in 2018 as compared to 2017 primarily as a result of increased sales in 2018. Total R&D spending was essentially flat on a year-over-year basis in 2018 as compared to 2017.

NONOPERATING INCOME (EXPENSE), NET
As described in Note 10 to our audited consolidated and combined financial statements, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on January 1, 2017. The ASU requires companies to disaggregate the service cost component from the other components of net periodic benefit costs and requires companies to present the other components of net periodic benefit cost in nonoperating income (expense), net. The ASU requires application on a retrospective basis. The other components of net periodic benefit costs included in nonoperating income (expense), net for the years ended December 31, 2019, 2018 and 2017 were $1.5 million, $2.7 million, and $0.1 million, respectively.

INTEREST COSTS AND FINANCING
For a discussion of our outstanding indebtedness, refer to Note 13 to our audited consolidated and combined financial statements elsewhere in this Annual Report on Form 10-K.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in our consolidated and combined financial statements. We record the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
Our effective tax rate can be affected by changes in the mix of earnings in countries with different statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations, including the TCJA and legislative policy changes that may result from the OECD’s initiative on Base Erosion and Profit Shifting. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “—Liquidity and Capital Resources” below.
As GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date, we recognized an estimate of the impact of the TCJA in the year ended December 31, 2017 under the separate return method. As a result of the TCJA, we recognized a provisional tax liability of $36 million in 2017 for the Transition Tax. We also remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future (generally 21%), resulting in an income tax benefit of $73 million in 2017.
The TCJA imposes tax on U.S. stockholders for global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. We are required to make an accounting policy election of either: (1) treating taxes due on future amounts included in U.S. taxable income related to GILTI as a current period tax expense when incurred (the “period cost method”); or (2) factoring such amounts into our measurement of our deferred tax expense (the “deferred method”). In 2018, we elected the period cost method for our accounting for GILTI.

Year-Over-Year Changes in the Effective Tax Rate

	For the Year Ended December 31,
	2019	2018	2017
Effective tax rate	21.0%	23.4%	22.1%
Our effective tax rate for the years ended December 31, 2018 and 2017 differs from the U.S. federal statutory rates of 21.0% for 2018 and 35.0% for 2017, due principally to our earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. In addition:

•
The effective tax rate of 21.0% in 2019 includes 240 basis points of net tax benefits primarily related to the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by increases for changes in estimates associated with prior period uncertain tax positions and a valuation allowance on losses attributable to certain foreign jurisdictions.

•
The effective tax rate of 23.4% in 2018 includes 60 basis points of net tax benefits primarily related to the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by increases in net reserves from audit settlements.

•
The effective tax rate of 22.1% in 2017 includes 900 basis points of net tax benefits primarily related to the revaluation of net U.S. deferred tax liabilities from 35.0% to 21.0% due to the TCJA as well as the excess tax benefit related to the exercise of employee stock options and vesting of RSUs, partially offset by income tax expense related to the Transition Tax on foreign earnings due to the TCJA as well as a valuation allowance on losses attributable to certain foreign jurisdictions.

We conduct business globally and file numerous income tax returns in U.S. federal, state and foreign jurisdictions. The non-U.S. countries in which we have a material presence include Canada, China, Finland, Germany and Switzerland. We believe that a change in the statutory tax rate of any individual foreign country would not have a material effect on our consolidated and combined financial statements given the geographic dispersion of our taxable income.
We are routinely examined by various domestic and international taxing authorities. In connection with the Separation, we entered into the agreements with Danaher, including the Tax Matters Agreement. The Tax Matters Agreement distinguishes between the treatment of tax matters for “Joint” filings compared to “Separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include both Danaher’s and our operations. By contrast, “Separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or our operations, respectively. In accordance with the Tax Matters Agreement, Danaher is liable for and has indemnified us against all income tax liabilities involving “Joint” filings for periods prior to the Separation. We remain liable for certain pre-Separation income tax liabilities including those related to our “Separate” filings. Pursuant to U.S. tax law, we expect to file an initial U.S. federal income tax return for the 2019 short tax year with the IRS during 2020. Therefore, the IRS has not yet begun an examination of our initial U.S. federal income tax return. Our operations in certain U.S. states and foreign jurisdictions remain subject to routine examination for tax years beginning with 2009.
We perform a comprehensive review of our global tax positions on a quarterly basis. Based on these reviews, the results and resolutions of matters with tax authorities, tax rulings and court decisions, expiration of statutes of limitations, and reserves for uncertain tax positions are accrued and adjusted as necessary. For a discussion of risks related to these and other tax matters, refer to “Risk Factors—General Risks.”

COMPREHENSIVE INCOME
2019 Compared to 2018
For the year ended December 31, 2019, comprehensive income decreased $1 million as compared to 2018. The decrease was primarily due to lower net income and higher pension plan losses, partially offset by lower foreign currency translation losses.

2018 Compared to 2017
Comprehensive income decreased $397 million in 2018 as compared to 2017, primarily due to a loss of $85 million from foreign currency translation adjustments in 2018 as compared to a translation gain of $252 million in 2017 as well as lower net income in 2018. We also recorded a gain on pension plan adjustments of $7 million for 2018 compared to a loss of $3 million for 2017.

INFLATION
The effect of inflation on our sales and net income was not significant in any of the years ended December 31, 2019, 2018 or 2017.

LIQUIDITY AND CAPITAL RESOURCES
Before the Separation, we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of its operations. Our financial transactions were accounted for through our former parent investment, net account. Accordingly, none of Danaher’s cash, cash equivalents or debt has been assigned to us for the periods prior to the Separation.
As a result of the Separation, we no longer participate in Danaher’s cash management and financing operations. We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity are sufficient to allow us to manage our capital structure on a short-term and long-term basis and continue investing in existing businesses and consummating strategic acquisitions.
Following is an overview of our cash flows and liquidity:
Overview of Cash Flows and Liquidity

	Year Ended December 31,
($ in millions)	2019	2018	2017
Net cash provided by operating activities	$397.5	$400.1	$359.1

Payments for additions to property, plant and equipment	$(77.8)	$(72.2)	$(48.9)
Proceeds from sales of property, plant and equipment	1.6	—	0.1
All other investing activities	(2.2)	(3.3)	(6.1)
Net cash used in investing activities	$(78.4)	$(75.5)	$(54.9)

Proceeds from the public offering of common stock, net of issuance costs	$643.4	$—	$—
Consideration paid to Danaher in connection with the Separation	(1,950.0)	—	—
Net proceeds from borrowings, net of deferred costs	1,315.9	—	—
Repayment of borrowings	(0.3)	—	—
Net transfers to Former Parent	(116.5)	(324.6)	(215.2)
Payment for purchase of noncontrolling interest and related transactions	—	—	(89.0)
All other financing activities	(0.2)	—	—
Net cash used in financing activities	$(107.7)	$(324.6)	$(304.2)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period for working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.
Net cash provided by operating activities was $397.5 million during the year ended December 31, 2019 and $400.1 million in 2018. The decrease was primarily due to lower net income and higher levels of prepaid expenses and other assets, accrued liabilities and payments of operating lease liabilities, partially offset by higher levels of working capital and higher non-cash expenses on a year-over-year basis.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.
Net cash used in investing activities increased by $3 million during the year ended December 31, 2019 as compared to 2018. The increase was primarily driven by expenditures to increase production capacity in the Specialty Products & Technologies segment and expenditures related to becoming a separate company.
Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance of common stock, debt borrowings and transfers to Danaher prior to the Separation.
Net cash used in financing activities was $108 million during the year ended December 31, 2019 compared to $325 million of cash used in 2018. The year-over-year decrease in cash used in financing activities was primarily due to lower transfers to Danaher prior to the Separation.
We borrowed approximately $1.3 billion under senior credit facilities and received net proceeds of $643 million from the IPO. These proceeds were paid to Danaher as partial consideration for Danaher’s transfer of the assets and liabilities of its Dental business to us.
For a description of our outstanding debt as of December 31, 2019 and the senior credit facilities, refer to Note 13 to our audited consolidated and combined financial statements in this Annual Report on Form 10-K.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.
As of December 31, 2019, we had no borrowings outstanding under the revolving credit facility and we had the ability to incur an additional $250 million of indebtedness in direct borrowings under the revolving credit facility. As of December 31, 2019, we were in compliance with all of our debt covenants.
2018 Compared to 2017
Net cash provided by operating activities increased $41.0 million during 2018 as compared to 2017. A reduction in net income was more than offset by a reduction in cash used for trade accounts receivables, inventories and accounts payable compared with the prior year. The aggregate of prepaid expenses and other assets, deferred taxes and accrued expenses also provided a higher source of cash in 2018 compared to 2017. The timing of various employer related liabilities, customer funding and accrued expenses drove the majority of this change. Net cash used in investing activities increased $20.6 million during 2018 as compared to 2017, due primarily to an increase in capital expenditures during 2018 to increase production capacity in the Specialty Products & Technologies segment. Net cash used in financing activities increased $20.4 million during 2018 as compared to 2017 as we returned more cash to Danaher in 2018 as compared to 2017 partially offset by cash paid for the purchase of a noncontrolling interest in 2017.

Cash and Cash Requirements
Until the Separation, we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because we were part of Danaher for the periods prior to Separation, no cash, cash equivalents and borrowings were included in our audited combined financial statements as of December 31, 2018. For all periods prior to the Separation, other financial transactions relating to our business operations were accounted for through our former parent investment, net account.

As of December 31, 2019, we held $211 million of cash and equivalents that were held on deposit with financial institutions. Of this amount, $14 million was held within the United States and $197 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required, repurchase shares of our common stock and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may also borrow under our revolving credit facility, enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business.”
While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. The cash that our non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable.
As of December 31, 2019, we believe that we have sufficient sources of liquidity to satisfy our cash needs, including our cash needs in the United States.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our contractual obligations as of December 31, 2019 under (1) operating lease obligations, (2) purchase obligations, (3) long-term debt and (4) other long-term liabilities reflected on our consolidated balance sheet under GAAP. Refer to “Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations (a)	$256.1	$32.7	$52.1	$42.2	$129.1
Purchase obligations (b)	90.5	89.9	0.6	—	—
Long-term debt	1,323.3	—	1,323.3	—	—
Other long-term liabilities (c)	399.3	—	51.7	21.1	326.5
Total	$2,069.2	$122.6	$1,427.7	$63.3	$455.6
_________________________

(a)
As described in Note 5 to our audited consolidated and combined financial statements, certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the table above. As discussed in Note 2 to our audited consolidated and combined financial statements, we adopted Accounting Standards Codification (“ASC”) 842 related to lease accounting on January 1, 2019. Future minimum lease payments in the table above differ from the future lease liability recognized under ASC 842, as the lease liability recognized under ASC 842 discounts the lease payments while the minimum lease payments are not discounted. Additionally, ASC 842 allows a lessee to elect to combine or separate any non-lease components in an arrangement with the lease components for the calculation of the lease liability while the minimum lease payments exclude any non-lease components.

(b)
Consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.

(c)
Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, pension obligations, deferred tax liabilities and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience.

Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2019.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$64.6	$62.7	$1.5	$0.1	$0.3
Guarantees consist primarily of outstanding standby letters of credit and bank guarantees. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure our obligations and/or performance requirements related to specific transactions.
Other Off-Balance Sheet Arrangements
In the normal course of business, we periodically enter into agreements that require us to indemnify customers, suppliers or other business partners for specific risks, such as claims for injury or property damage arising out of our products or services or claims alleging that our products or services infringe third-party intellectual property. We have not included any such indemnification provisions in the contractual obligations table above. Historically, we have not experienced significant losses on these types of indemnification obligations.

Debt Financing Transactions
On September 20, 2019, we entered into the Credit Agreement with a syndicate of banks, pursuant to which we borrowed approximately $1.3 billion as of the date hereof, consisting of a three-year, $650 million senior unsecured term loan facility and a three-year, €600 million senior unsecured term loan facility, which are referred to as the “Term Loans.” The Credit Agreement also includes a five-year, $250 million senior unsecured multi-currency revolving credit facility, which is referred to as the “Revolving Credit Facility.” Pursuant to the Separation Agreement, all of the net proceeds of the Term Loans were paid to Danaher as partial consideration for the dental business that Danaher transferred to us.
The Credit Agreement requires us to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of 3.75 to 1.00 or less; provided that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by us or any subsidiary of ours in which the purchase price exceeds $100 million. The Credit Agreement also requires us to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.00 to 1.00. Borrowings under the Credit Agreement are prepayable at our option at any time in whole or in part without premium or penalty. Term Loans may not be reborrowed once repaid. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed from time to time prior to the maturity date. We have unconditionally and irrevocably guaranteed the obligations of each of our subsidiaries in the event a subsidiary is named a borrower under the Revolving Credit Facility. The Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict our and/or our subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with our affiliates, and use proceeds of the debt financing for other than permitted uses. The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

Legal Proceedings
Please refer to Note 12 to our audited consolidated and combined financial statements included in this Annual Report for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, please refer to “Item 1A. Risk Factors—General Risks.”

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in foreign currency exchange rates and commodity prices as well as credit risk, each of which could impact our consolidated financial statements. We generally address our exposure to these risks through our normal operating activities.

Interest Rate Risk
Our borrowings are at variable rates of interest, which may expose us to interest rate risk. We have a three-year $650 million senior unsecured term loan facility (“USD Term Loan”) and a three-year, €600 million senior unsecured term loan facility (“Euro Term Loan”). To manage our interest rate risk we have entered into interest rate swap agreements, which effectively convert the USD Term Loan variable rate borrowings into fixed rate borrowings. Therefore, a change in interest rates would not have had an impact on our interest expense for 2019 related to our USD Term Loan. A 100 basis point increase in the interest rate related to our Euro Term Loan would have increased our interest expense by $2 million for 2019.

Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive loss component of equity.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales and net earnings in our consolidated and combined financial statements. In addition, we have assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2019 would have reduced equity by approximately $217 million.
In September 2019, we entered into approximately $650 million of cross-currency swap derivative contracts on our USD Term Loan and designated the Euro Term Loan as a non-derivative instrument to hedge our net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the euro. These cross-currency contracts effectively convert our USD Term Loan to an obligation denominated in euro and will partially offset the impact of changes in currency rates on foreign currency-denominated net assets in future periods. For additional information on hedging transactions and derivative financial instruments, please refer to Note 8 to our audited consolidated and combined financial statements included in this Annual Report.
Credit Risk
We are exposed to potential credit losses in the event of nonperformance by counterparties to our financial instruments. Financial instruments that potentially subject us to credit risk primarily consist of receivables from customers. For additional information on our credit risk from customers, please refer to “Item 1. Business.”
Our businesses perform credit evaluations of our customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors—Risks Related to Our Business.”

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.

We believe the following accounting estimates are most critical to an understanding of our financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period-to-period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 2 to our audited consolidated and combined financial statements.
Acquired Intangibles—Our business acquisitions typically result in the recognition of goodwill, in-process R&D and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 6 and 22 to our audited consolidated and combined financial statements for a description of our policies relating to goodwill, acquired intangibles and acquisitions.
In performing our goodwill impairment testing, we estimate the fair value of our reporting units using a market-based approach and an income approach with each approach given equal weighting. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to our reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. The discounted cash flow model (i.e., an income approach) requires judgmental assumptions about projected sales growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and our judgment in applying them to the analysis of goodwill impairment.
As of December 31, 2019, we had three reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated and better positioned for potential future earnings growth. Our annual goodwill impairment analysis in 2019 indicated that in all instances, the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units as of the annual testing date ranged from approximately 21% to approximately 131%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 9% to approximately 108%.
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test intangible assets with indefinite lives at least annually for impairment. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require us to make judgments and estimates about future sales, expenses, market conditions and discount rates related to these assets.
If actual results are not consistent with our estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net income which would adversely affect our consolidated and combined financial statements.
Contingent Liabilities—As discussed in Note 12 to our audited consolidated and combined financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 12 to our audited consolidated and combined financial statements. If the reserves we established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.
Revenue Recognition—On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. Refer to Note 16 to our audited consolidated and combined financial statements for additional information on our adoption of this ASU.

We derive our revenues from the sale of products and services to customers, which includes end-users and distributors. Revenue is recognized when control over the promised products or services is transferred to the customer in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining if control has transferred, we consider whether certain indicators of the transfer of control are present, such as the transfer of title, present right to payment, significant risks and rewards of ownership and customer acceptance when acceptance is not a formality. To determine the consideration that the customer owes us, we must make judgments regarding the amount of customer allowances and rebates, as well as an estimate for product returns. Refer to Note 2 to our audited consolidated and combined financial statements for a description of our revenue recognition policies.
If our judgments regarding revenue recognition prove incorrect, our reported revenues in particular periods may be adversely affected.
Corporate Allocations— Prior to the IPO we operated as part of Danaher and not as a separate, publicly traded company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying consolidated and combined financial statements. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in these consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, publicly traded entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that we will incur in the future. Refer to Note 21 to our audited consolidated and combined financial statements for a description of our corporate allocations and related-party transactions.
Pension Plans—For a description of our pension accounting practices, refer to Note 10 to our audited consolidated and combined financial statements. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates and other factors. If the assumptions used in calculating pension costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans for 2019 would have increased the net obligation by $20 million ($15 million on an after-tax basis) from the amounts recorded in the financial statements as of December 31, 2019. A 50 basis point increase in the discount rates used for the plans for 2019 would have decreased the net obligation by $18 million ($14 million on an after-tax basis) from the amounts recorded in the financial statements as of December 31, 2019.
The plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the plans was determined on a plan-by-plan basis based on the nature of the plan assets and ranged from 2.75% to 5.75%. If the expected long-term rate of return on plan assets for 2019 was reduced by 50 basis points, pension expense for the plans for 2019 would have increased $0.5 million ($0.4 million on an after-tax basis).
Income Taxes—For a description of our income tax accounting policies, refer to Note 18 to our audited consolidated and combined financial statements. We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires us to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on our financial statements.
We provide for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. We re-evaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires.
In addition, certain of Danaher’s tax returns are currently under review by tax authorities (refer to “Results of Operations—Income Taxes” and Note 18 to our audited consolidated and combined financial statements).
An increase of 1.0% in our 2019 nominal tax rate would have resulted in an additional income tax provision for the year ended December 31, 2019 of $3 million.

NEW ACCOUNTING STANDARDS
For a discussion of the new accounting standards impacting us, refer to Note 2 to our audited consolidated and combined financial statements in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Envista Holdings Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated and combined statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15a (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated and combined financial statements, the Company changed its method of accounting for lease arrangements in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Irvine, California
February 20, 2020

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS
($ in millions, except per share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$211.2	$—
Trade accounts receivable, less allowance for doubtful accounts of $22.8 and $17.9, respectively	443.6	459.8
Inventories	277.9	278.7
Prepaid expenses and other current assets	69.2	48.3
Total current assets	1,001.9	786.8
Property, plant and equipment, net	290.3	261.6
Operating lease right-of-use assets	200.1	—
Other long-term assets	74.4	77.4
Goodwill	3,306.0	3,325.5
Other intangible assets, net	1,285.6	1,390.3
Total assets	$6,158.3	$5,841.6
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3.9	$—
Trade accounts payable	208.0	217.4
Accrued expenses and other liabilities	470.6	423.6
Operating lease liabilities	26.7	—
Total current liabilities	709.2	641.0
Operating lease liabilities	186.0	—
Other long-term liabilities	399.3	374.2
Long-term debt	1,321.0	—
Commitments and contingencies
Equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 158.7 million shares issued and outstanding at December 31, 2019; 100 shares issued and outstanding at December 31, 2018	1.6	—
Additional paid-in capital	3,589.7	—
Retained earnings	93.1	—
Former Parent investment, net	—	4,901.3
Accumulated other comprehensive loss	(144.2)	(78.2)
Total Envista equity	3,540.2	4,823.1
Noncontrolling interests	2.6	3.3
Total equity	3,542.8	4,826.4
Total liabilities and equity	$6,158.3	$5,841.6
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Sales	$2,751.6	$2,844.5	$2,810.9
Cost of sales	1,238.5	1,242.7	1,189.7
Gross profit	1,513.1	1,601.8	1,621.2
Operating expenses:
Selling, general and administrative	1,080.9	1,131.4	1,062.2
Research and development	154.7	172.0	172.4
Operating profit	277.5	298.4	386.6
Nonoperating income (expense):
Other income	1.5	2.7	0.1
Interest expense, net	(3.5)	—	—
Income before income taxes	275.5	301.1	386.7
Income taxes	57.9	70.4	85.6
Net income	$217.6	$230.7	$301.1
Earnings per share:
Basic	$1.60	$1.80	$2.35
Diluted	$1.60	$1.80	$2.35
Average common stock and common equivalent shares outstanding:
Basic	136.2	127.9	127.9
Diluted	136.4	127.9	127.9
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$217.6	$230.7	$301.1
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(42.1)	(85.2)	251.6
Cash flow hedge adjustments	0.1	—	—
Pension plan adjustments	(24.0)	6.6	(3.3)
Total other comprehensive (loss) income, net of income taxes	(66.0)	(78.6)	248.3
Comprehensive income	$151.6	$152.1	$549.4
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
 ($ in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Former Parent Investment, Net	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2016	$—	$—	$—	$4,855.7	$(247.7)	$4,608.0	$68.5
Net income	—	—	—	301.1	—	301.1	—
Net transfers to Former Parent	—	—	—	(215.2)	—	(215.2)	—
Other comprehensive income	—	—	—	—	248.3	248.3	—
Former Parent common stock-based award activity	—	—	—	12.3	—	12.3	—
Noncash Transition Tax liability transferred to Former Parent	—	—	—	36.0	—	36.0	—
Changes in noncontrolling interests	—	—	—	—	—	—	(64.4)
Balance, December 31, 2017	—	—	—	4,989.9	0.6	4,990.5	4.1
Adoption of accounting standards	—	—	—	(8.0)	(0.2)	(8.2)	—
Balance, January 1, 2018	—	—	—	4,981.9	0.4	4,982.3	4.1
Net income	—	—	—	230.7	—	230.7	—
Net transfers to Former Parent	—	—	—	(324.6)	—	(324.6)	—
Other comprehensive loss	—	—	—	—	(78.6)	(78.6)	—
Former Parent common stock-based award activity	—	—	—	13.3	—	13.3	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.8)
Balance, December 31, 2018	—	—	—	4,901.3	(78.2)	4,823.1	3.3
Issuance of common stock, net	1.6	643.1	—	—	—	644.7	—
Common stock-based award activity	—	6.0	—	—	—	6.0	—
Former Parent common stock-based award activity	—	—	—	12.0	—	12.0	—
Consideration to Former Parent in connection with the Separation	—	(1,950.0)	—	—	—	(1,950.0)	—

Reclassification of Former Parent investment, net	—	4,920.0	—	(4,921.3)	—	(1.3)	—
Separation related adjustments	—	(29.4)	—	—	—	(29.4)	—
Net income	—	—	93.1	124.5	—	217.6	—
Net transfers to Former Parent	—	—	—	(116.5)	—	(116.5)	—
Other comprehensive loss	—	—	—	—	(66.0)	(66.0)	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.7)
Balance, December 31, 2019	$1.6	$3,589.7	$93.1	$—	$(144.2)	$3,540.2	$2.6
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$217.6	$230.7	$301.1
Noncash items:
Depreciation	39.0	39.4	39.7
Amortization	89.5	90.6	81.7
Stock-based compensation expense	18.4	13.3	12.3
Restructuring and impairment charges	—	0.4	6.8
Amortization of right-of-use assets	39.6	—	—
Change in deferred income taxes	(8.9)	1.7	(58.2)
Change in trade accounts receivable, net	12.8	(3.8)	(18.9)
Change in inventories	(1.5)	(8.9)	(30.5)
Change in trade accounts payable	(7.9)	(3.8)	(0.5)
Change in prepaid expenses and other assets	(8.6)	13.8	17.3
Change in accrued expenses and other liabilities	44.5	26.7	8.3
Change in operating lease liabilities	(37.0)	—	—
Net cash provided by operating activities	397.5	400.1	359.1
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(77.8)	(72.2)	(48.9)
Proceeds from sales of property, plant and equipment	1.6	—	0.1
All other investing activities	(2.2)	(3.3)	(6.1)
Net cash used in investing activities	(78.4)	(75.5)	(54.9)
Cash flows from financing activities:
Proceeds from the public offering of common stock, net of issuance costs	643.4	—	—
Consideration to Former Parent in connection with the Separation	(1,950.0)	—	—
Proceeds from borrowings, net of deferred costs	1,315.9	—	—
Repayment of borrowings	(0.3)	—	—
Net transfers to Former Parent	(116.5)	(324.6)	(215.2)
Payment for purchase of noncontrolling interest and related transactions	—	—	(89.0)
All other financing activities	(0.2)	—	—
Net cash used in financing activities	(107.7)	(324.6)	(304.2)
Effect of exchange rate changes on cash and equivalents	(0.2)	—	—
Net change in cash and equivalents	211.2	—	—
Beginning balance of cash and equivalents	—	—	—
Ending balance of cash and equivalents	$211.2	$—	$—

Supplemental data:
Cash paid for interest	$7.7	$—	$—
Cash paid for taxes	$30.7	$26.3	$25.1
ROU assets obtained in exchange for operating lease obligations	$59.5	$—	$—
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Separation and Initial Public Offering
Envista Holdings Corporation (together with its subsidiaries, “Envista” or the “Company”) was formed as a wholly-owned subsidiary of Danaher Corporation (“Danaher” or “Former Parent”). Danaher formed Envista to ultimately acquire, own and operate the Dental business of Danaher. On September 20, 2019, the Company completed an initial public offering (“IPO”) resulting in the issuance of 30.8 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) to the public, which represented 19.4% of the Company’s outstanding common stock, at $22.00 per share, the initial public offering price for total net proceeds, after deducting underwriting discounts and commissions, of $643 million. In connection with the completion of the IPO, through a series of equity and other transactions, Danaher transferred substantially all of its Dental business to the Company. As consideration for the transfer of the Dental business to the Company, the Company paid to Danaher approximately $2.0 billion, which included the net proceeds from the IPO and the net proceeds from term debt financing, as further discussed in Note 13, and issued to Danaher 127.9 million shares of the Company’s common stock. The transactions described above related to the transfer of the Dental business are collectively referred to herein as the “Separation.”
On November 15, 2019, Danaher announced an exchange offer whereby Danaher stockholders could exchange all or a portion of Danaher common stock for shares of the Company’s common stock owned by Danaher. The disposition of the Company’s shares (the “Split-Off”) was completed on December 18, 2019 and resulted in the full separation of the Company and disposal of Danaher’s entire ownership and voting interest in the Company.
Business Overview
The Company provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a worldwide provider of a broad range of dental implants, orthodontic appliances, general dental consumables, equipment and services and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
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
Basis of Presentation
For periods after the Separation, the financial statements are prepared on a consolidated basis. Prior to the Separation, the Company operated as part of Danaher and not as a separate, publicly-traded company and the Company’s financial statements are combined, have been prepared on a stand-alone basis and are derived from Danaher's consolidated financial statements and accounting records. The Consolidated and Combined Financial Statements reflect the financial position, results of operations and cash flows related to the Dental business that was transferred to the Company. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component in the financial statements. Prior to the Separation, the financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher. Related-party allocations are discussed further in Note 21.

Prior to the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of its operations. Financial transactions relating to the Company were accounted for through the Former Parent investment, net account of the Company. Accordingly, none of Danaher’s cash, cash equivalents or debt was assigned to the Company in these financial statements for the periods prior to the Separation.
Former Parent investment, net, which included retained earnings, represented Danaher’s interest in the recorded net assets of the Company. Prior to the Separation, all significant transactions between the Company and Danaher have been included in the accompanying Consolidated and Combined Financial Statements. Transactions with Danaher are reflected in the accompanying Consolidated and Combined Statements of Changes in Equity as “Net transfers to Former Parent” and in the accompanying Consolidated and Combined Balance Sheets within “Former Parent investment, net.”
In connection with the Separation, the Former Parent investment, net balance was redesignated within equity and allocated between common stock and additional paid-in capital based on the number of the Company’s common shares outstanding at the Separation. In periods subsequent to the Separation, the Company may make adjustments to balances transferred at the Separation date and may record additional adjustments in the future. Any such adjustments are recorded through additional paid-in capital in equity.
All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Consolidated and Combined Financial Statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Consolidated and Combined Financial Statements include the accounts of the Company and its subsidiaries. The Consolidated and Combined Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of operations, therefore income attributable to noncontrolling interests are not presented separately in the Company’s Consolidated Statements of Income. Income attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Use of Estimates—The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ materially from these estimates.
Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts receivable are reported on the accompanying Consolidated and Combined Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts receivable portfolio. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.
Inventory Valuation—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost or market primarily using the first-in, first-out method. Market value for raw materials is based on replacement costs and for other inventory classifications is based on net realizable value.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years

Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
Leases—The Company determines if an arrangement is a lease at inception and evaluates each lease agreement to determine whether the lease is an operating or finance lease. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives received, costs which will be incurred in exiting a lease and the amount of any asset or liability recognized on business combinations relating to favorable or unfavorable lease terms. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company has elected to combine lease and non-lease components for leases of all asset classes where the Company is the lessee.
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid.
Beginning in 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, the Company measures non-marketable equity securities at fair value and recognizes changes in fair value in net income. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net income. No significant realized or unrealized gains or losses were recorded during the three years ended December 31, 2019 with respect to these investments.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and equivalents, trade accounts receivable, nonqualified deferred compensation plans, derivatives, trade accounts payable and long-term debt. Due to their short-term nature, the carrying values for cash and equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 9 for the fair values of the Company’s other financial instruments.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually in the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and perform a quantitative impairment test for each of the Company’s three reporting units. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. The Company did not record any impairment loss in 2019, 2018 and 2017.

Management reviews the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Refer to Note 6 for additional information about the Company’s goodwill and other intangible assets.

Revenue Recognition—On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 using the modified retrospective method for all contracts. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition.
The Company recorded a net decrease to beginning Former Parent’s equity of $8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning Former Parent’s equity was primarily driven by the deferral of revenue for unfulfilled performance obligations. The adoption of ASC 606 did not have a significant impact on the Company’s Consolidated and Combined Financial Statements as of and for the year ended December 31, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 16 for additional disclosures required by ASC 606.
The Company derives revenues primarily from the sale of Specialty Products & Technologies and Equipment & Consumables products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. For equipment, consumables and spare parts sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty and service, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and service is recognized based upon the period of time elapsed under the arrangement.
For a contract with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers; however, when prices in standalone sales are not available the Company may use third-party pricing for similar products or services or estimate the standalone selling price. Allocation of the transaction price is determined at the contracts’ inception. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less.
Shipping and Handling—Shipping and handling costs are included as a component of cost of sales. Revenue derived from shipping and handling costs billed to customers is included in sales.
Advertising—Advertising costs are expensed as incurred.

Research and Development—The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding the applications for which uses of the Company’s products are appropriate. Research and development costs are expensed as incurred.
Income Taxes—As discussed in Note 18, for periods prior to the Separation, current income tax liabilities were assumed to be immediately settled with Danaher and were relieved through Former Parent investment, net. Income tax expense and other income tax related information contained in the Consolidated and Combined Financial Statements are presented as if the Company filed a separate tax return. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company had been a standalone taxpayer for the periods prior to the Separation. The calculation of the Company’s income taxes on a separate income tax return basis requires considerable judgment, estimates, and allocations.
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated and Combined Statements of Income. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated and Combined Statements of Income. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions. The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 18 for additional information and discussion of the impact of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in the United States.
Productivity Improvement and Restructuring—The Company periodically initiates productivity improvement and restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with productivity improvement and restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the productivity improvement and restructuring activities when the associated liability is incurred. Refer to Note 17 for additional information.
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net income, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive loss within equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented. In September 2019, the Company entered into cross-currency swap arrangements whereby existing U.S. dollar-denominated borrowings were effectively converted to foreign currency borrowings to partially hedge additional amounts of its net investments in foreign operations against adverse movements in exchange rates. Refer to Note 8 for additional information.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company has entered into interest rate swaps to mitigate a portion of its interest rate risk related to the Company’s debt as further discussed in Note 8. The derivative instruments are recorded on the Consolidated and Combined Balance Sheets as either an asset or liability measured at fair value. To the extent the interest rate swap qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive loss within equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive loss within equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Note 8 for additional information.

Loss Contingencies—The Company records a reserve for loss contingencies when it is both probable that a loss will be incurred and the amount of the loss is reasonably estimable. The Company evaluates pending litigation and other contingencies at least quarterly and adjusts the reserve for such contingencies for changes in probable and reasonably estimable losses.
Accumulated Other Comprehensive Loss—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Foreign currency translation adjustments related to the Company’s cross-currency swap arrangements and foreign currency denominated debt that are designated as net investment hedges are adjusted for income taxes as those arrangements are not indefinite.
Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 14 for additional information on the stock-based compensation plan in which certain employees of the Company participate.
Pension Plans—The Company measures its pension assets and obligations that determine the funded status as of the end of the Company’s fiscal year, and recognizes an asset for an overfunded status or a liability for an underfunded status in its Consolidated and Combined Balance Sheets. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and reported in other comprehensive loss. Refer to Note 10 for additional information on the Company’s pension plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.
Accounting Standards Recently Adopted—In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-09, Codification Improvements. ASU 2018-09 amends an illustrative example of a fair value hierarchy disclosure to indicate that a certain type of investment should not always be considered to be eligible to use the net asset value per share practical expedient. Also, it further clarifies that an entity should evaluate whether a readily determinable fair value exists or whether its investments qualify for the net asset value per share practical expedient in accordance with ASC 820, Fair Value Measurement. ASU 2018-09 was effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The adoption of this ASU on January 1, 2019 did not have a significant impact on the Company’s Consolidated and Combined Financial Statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU was effective for public entities for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019 and there was no impact on the Company’s Consolidated and Combined Financial Statements. Refer to Note 8 for additional disclosures about the Company’s hedging activities.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. The adoption of this ASU on January 1, 2019 did not have a significant impact on the Company’s Consolidated and Combined Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the prior standard. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases (“ASC 840”). The standard had a material impact on the Company’s Consolidated and Combined Balance Sheet but did not have a significant impact on the Company’s consolidated net income and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to include leases with a term of 12 months or less in the recognized ROU assets and lease liabilities.
As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $182 million and operating lease liabilities of $191 million as of January 1, 2019, primarily related to real estate and automobile leases, based on the present value of the future lease payments on the date of adoption. Refer to Note 5 for the additional disclosures required by ASC 842.
Accounting Standards Not Yet Adopted—In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated and Combined Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance on January 1, 2020 and it is not expected to have a significant impact on the Company’s Consolidated and Combined Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company adopted this guidance on January 1, 2020 and it is not expected to have a significant impact on the Company’s Consolidated and Combined Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, April 2019, and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief which provided additional implementation guidance on the previously issued ASU. The Company adopted this guidance on January 1, 2020 and it is not expected to have a significant impact on the Company’s Consolidated and Combined Financial Statements.

NOTE 3. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2019	2018
Finished goods	$177.5	$166.8
Work in process	29.0	34.3
Raw materials	71.4	77.6
Total	$277.9	$278.7

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2019	2018
Land and improvements	$23.7	$24.7
Buildings	166.9	152.4
Machinery and equipment	502.3	459.7
Gross property, plant and equipment	692.9	636.8
Less: accumulated depreciation	(402.6)	(375.2)
Property, plant and equipment, net	$290.3	$261.6

NOTE 5. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development and manufacturing facilities, equipment and vehicles. Many leases include one or more options to renew, some of which include options to extend the lease for up to 20 years and some leases include options to terminate the lease within 30 days. The Company regularly evaluates the renewal options and, when the options are reasonably certain of being exercised, they are included in the lease term. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company has elected to combine lease and non-lease components for leases of all asset classes where the Company is the lessee. At inception, the Company determines whether an agreement represents a lease and, at commencement, evaluates each lease agreement to determine whether the lease is an operating or finance lease.
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for leased facilities and vehicles, which are paid based on actual costs incurred.
The components of operating lease expense were as follows ($ in millions):

Year Ended December 31, 2019
Fixed operating lease expense (a)	$39.6
Variable operating lease expense	6.0
Total operating lease expense	$45.6
______________

(a)	Includes short-term leases and sublease income, both of which were not significant.
The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31, 2019:

Weighted average remaining lease term	11 years
Weighted average discount rate	3.0%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2019 ($ in millions):

2020	$32.7
2021	27.4
2022	24.7
2023	22.6
2024	19.6
Thereafter	129.1
Total operating lease payments	256.1
Less: imputed interest	(43.4)
Total operating lease liabilities	$212.7

As of December 31, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company estimates the fair value of its reporting units using a market-based approach and an income approach with each approach given equal weighting. The market-based approach considers current trading multiples of earnings before interest, taxes, depreciation and amortization for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent available market sale transactions of comparable businesses. The income approach estimates fair value utilizing a discounted cash flow analysis and requires judgmental assumptions about projected sales growth, future operating margins, discount rates and terminal values. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit’s goodwill has been impaired.
As of December 31, 2019, the Company had three reporting units for goodwill impairment testing.
No goodwill impairment charges were recorded for the years ended December 31, 2019, 2018 and 2017 and no “triggering” events have occurred subsequent to the performance of the 2019 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge to net income may be required.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance, January 1, 2018	$2,028.6	$1,341.4	$3,370.0
Foreign currency translation and other	(14.8)	(29.7)	(44.5)
Balance, December 31, 2018	2,013.8	1,311.7	3,325.5
Foreign currency translation and other	(5.7)	(13.8)	(19.5)
Balance, December 31, 2019	$2,008.1	$1,297.9	$3,306.0

Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$302.6	$(194.3)	$306.3	$(180.7)
Customer relationships and other intangibles	971.0	(552.9)	975.7	(495.2)
Trademarks and trade names	203.4	(43.2)	190.7	(28.0)
Total finite-lived intangibles	1,477.0	(790.4)	1,472.7	(703.9)
Indefinite-lived intangibles:
Trademarks and trade names	599.0	—	621.5	—
Total intangibles	$2,076.0	$(790.4)	$2,094.2	$(703.9)

In 2018, the Company determined that certain trade names in the Specialty Products & Technologies segment were finite-lived and the Company began amortizing these trade names as of January 1, 2018. The Company did not acquire any material finite-lived intangible assets during 2019 and 2018.
Total intangible amortization expense in 2019, 2018 and 2017 was $90 million, $91 million and $82 million, respectively. Based on the intangible assets recorded as of December 31, 2019, amortization expense is estimated to be $83 million during 2020, $78 million during 2021, $77 million during 2022, $73 million during 2023 and $66 million during 2024.

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2019		2018
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$121.8	$8.9	$122.7	$31.9
Pension benefits	8.5	89.4	6.5	43.3
Taxes, income and other	23.5	254.0	6.3	247.5
Contract liabilities	52.6	4.4	58.4	4.0
Sales and product allowances	61.4	—	56.4	—
Loss contingencies	57.5	29.1	51.2	32.1
Other	145.3	13.5	122.1	15.4
Total	$470.6	$399.3	$423.6	$374.2

NOTE 8.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On September 20, 2019, the Company entered into cross-currency swap derivative contracts with respect to its $650 million senior unsecured term loan facility and $650 million of these derivative contracts remained outstanding as of December 31, 2019. These contracts effectively convert the $650 million senior unsecured term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss in the Company’s Consolidated and Combined Statements of Changes in Equity. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Consolidated and Combined Statements of Income consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2020 to September 2022.
The Company also has foreign currency denominated long-term debt, the euro senior unsecured term loan facility, as a partial hedge of its net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a nonderivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Consolidated and Combined Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2022. Refer to Note 13 for a further discussion of this loan facility.
The Company uses interest rate swap derivative contracts to reduce its variability of cash flows related with interest payments of the senior unsecured term loans. The interest rate swap contracts exchange interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity. Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Consolidated and Combined Statements of Income consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2020 to September 2022.
The following table summarizes the notional values as of December 31, 2019 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the year ended December 31, 2019 ($ in millions):

	Notional Amount	Gain (Loss) Recognized in OCI
Year Ended December 31, 2019
Interest rate contracts	$650.0	$0.1
Foreign currency contracts	650.0	(8.9)
Foreign currency denominated debt	672.9	(9.2)
Total	$1,972.9	$(18.0)

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 15, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 15. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the year ended December 31, 2019. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the year ended December 31, 2019.

The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31, 2019 in the Company’s Consolidated and Combined Balance Sheets as follows ($ in millions):

Derivative assets:
Prepaid expenses and other current assets	$0.1

Derivative liabilities:
Accrued expense and other liabilities	$8.9

Nonderivative hedging instruments:
Long-term debt	$672.9

Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

NOTE 9. FAIR VALUE MEASUREMENTS
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019:
Assets:
Interest rate swap derivative contracts	$—	$0.1	$—	$0.1
Liabilities:
Cross-currency swap derivative contracts	$—	$8.9	$—	$8.9
Deferred compensation plans	$—	$7.2	$—	$7.2
December 31, 2018:
Liabilities:
Deferred compensation plans	$—	$11.1	$—	$11.1

Derivative Instruments
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. The interest rate swap derivative contracts are used to reduce the variability related to interest rate payments of the senior unsecured term loan facility, as discussed in Note 13. The interest rate swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and forward curves as inputs. Refer to Note 8 for additional information.
Deferred Compensation Plans
Certain management employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. All amounts deferred under this plan are unfunded, unsecured obligations and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated and Combined Balance Sheets (refer to Note 7). Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates on investment options within the Company’s 401(k) program. Earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock and the value of the liability is based solely on the market value of the Company’s common stock.
Prior to the Separation, certain Envista employees participated in Danaher’s deferred compensation program.  Accounts held by Envista employees at the time of the Separation in Danaher’s deferred compensation program totaled $8 million, which consisted of $2 million of Danaher common stock and $6 million of other investments. In connection with the Split-Off, the Company established a deferred compensation program, which was designed to replicate Danaher’s and the accounts of Danaher’s deferred compensation program were transferred to the Company’s deferred compensation program.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	December 31, 2019
	Carrying Amount	Fair Value
Assets:
Interest rate swap derivative contracts	$0.1	$0.1

Liabilities:
Cross-currency swap derivative contracts	$8.9	$8.9
Long-term debt	$1,321.0	$1,321.0

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair values of cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 10 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 10. PENSION AND OTHER BENEFIT PLANS
Certain of the Company’s employees participate in defined benefit pension plans and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.

The following sets forth the funded status of the Company’s plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	Pension Benefits
	2019	2018
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(140.0)	$(165.6)
Service cost	(9.1)	(10.0)
Interest cost	(2.4)	(2.0)
Employee contributions	(4.2)	(4.2)
Benefits and other expenses paid	6.2	7.2
Actuarial (loss) gain	(37.7)	12.3
Amendments, settlements and curtailments	(5.6)	18.7
Foreign exchange rate impact	(3.0)	3.6
Benefit obligation at end of year	(195.8)	(140.0)
Change in plan assets:
Fair value of plan assets at beginning of year	90.2	106.5
Actual return on plan assets	7.7	0.3
Employer contributions	8.2	7.5
Employee contributions	4.2	4.2
Amendments and settlements	0.8	(18.6)
Benefits and other expenses paid	(6.2)	(7.2)
Foreign exchange rate impact	2.4	(2.5)
Fair value of plan assets at end of year	107.3	90.2
Funded status	$(88.5)	$(49.8)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	December 31,
	2019	2018
Discount rate	1.0%	1.3%
Rate of compensation increase	1.3%	1.3%

Components of net periodic pension cost:

	December 31,
($ in millions)	2019	2018
Service cost	$(9.1)	$(10.0)
Interest cost	(2.4)	(2.0)
Expected return on plan assets	3.2	3.8
Amortization of initial net obligation	(0.2)	(0.2)
Amortization of prior service credit	—	0.1
Amortization of actuarial loss	(0.4)	(0.8)
Settlement gain	1.3	1.8
Net periodic pension cost	$(7.6)	$(7.3)

On January 1, 2017, the Company adopted ASU No. 2017-07, which requires the Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating profit. This ASU requires application on a retrospective basis and the prior period presentation reflects the adoption of this ASU. The net periodic benefit cost of the defined benefit pension plans incurred during the years ended December 31, 2019, 2018 and 2017 are reflected in the following captions in the accompanying Consolidated and Combined Statements of Income ($ in millions):

	Year Ended December 31,
	2019	2018	2017
Service cost:
Selling, general and administrative expenses	$(9.1)	$(10.0)	$(8.0)
Other net periodic pension costs:
Nonoperating income (expense), net	1.5	2.7	0.1
Total	$(7.6)	$(7.3)	$(7.9)
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	December 31,
	2019	2018
Discount rate	1.8%	1.3%
Expected long-term return on plan assets	3.5%	3.6%
Rate of compensation increase	1.3%	1.3%

The discount rate reflects the market rate on December 31 of the prior year for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. The rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. During 2018, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables which extend the life expectancy of the participants.
Included in accumulated other comprehensive loss as of December 31, 2019 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $5 million ($4 million, net of tax) and unrecognized actuarial losses of $39 million ($30 million, net of tax). The unrecognized actuarial losses and prior service credits, net, are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2019. The amounts included in accumulated comprehensive loss and expected to be recognized in net periodic pension costs during the year ending December 31, 2020 is a prior service credit of $0.4 million ($0.3 million, net of tax) and an actuarial loss of $1.9 million ($1.4 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2020.
Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans and is based primarily on contractual earnings rates included in existing insurance contracts as well as on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 2.8% to 5.8% in 2019 and 1.8% and 5.8% in 2018, with a weighted average rate of return assumption of 3.5% and 3.6% in 2019 and 2018, respectively.
Plan Assets
Plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan.
The Company has some investments that are valued using Net Asset Value (“NAV”) as the practical expedient. In addition, some of the investments valued using NAV as the practical expedient may only allow redemption monthly, quarterly, semiannually or annually and require up to 90 days prior written notice. These investments valued using NAV primarily consist of mutual funds which allow the Company to diversify the portfolio.

The fair values of the Company’s pension plan assets as of December 31, 2019, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$0.3	$—	$—	$0.3
Fixed income securities:
Corporate bonds	—	6.9	—	6.9
Insurance contracts	—	—	82.7	82.7
Total	$0.3	$6.9	$82.7	$89.9
Investments measured at NAV (a):
Mutual funds				17.4
Total assets at fair value				$107.3
______________

(a)	The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2019 (in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases/(Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$69.2	$5.4	$8.1	$—	$82.7

The fair values of the Company’s pension plan assets as of December 31, 2018, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$0.3	$—	$—	$0.3
Fixed income securities:
Corporate bonds	—	5.0	—	5.0
Insurance contracts	—	—	69.2	69.2
Total	$0.3	$5.0	$69.2	$74.5
Investments measured at NAV (a):
Mutual funds				15.7
Total assets at fair value				$90.2
______________

(a)	The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2018 (in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases/(Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$82.4	$—	$(13.2)	$—	$69.2

Corporate bonds that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. Insurance contracts are valued based upon the quoted prices of the underlying investments of the insurance company.
Mutual funds are valued using the NAV based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment.
The methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes the valuation methods are appropriate and consistent with the methods used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Expected Contributions
During 2019, the Company contributed $8 million to its defined benefit pension plans. During 2020, the Company’s cash contribution requirements for its defined benefit pension plans are expected to be approximately $7 million.
The following sets forth benefit payments, which reflect expected future service, as appropriate, at December 31, 2019, are expected to be paid by the plans in the periods indicated ($ in millions):

2020	$8.5
2021	7.5
2022	7.2
2023	6.7
2024	6.7
2025 - 2029	30.8

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation. The Company provides eligible employees the opportunity to participate in defined contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Employees may contribute to various investment alternatives. In most of these plans, the Company matches a portion of the employees’ contributions. The Company’s contributions to these plans amounted to $19 million, $19 million and $18 million for the years ended December 31, 2019, 2018 and 2017, respectively.
A limited number of the Company’s subsidiaries, primarily outside of the United States, participate in multiemployer defined benefit plans that require the Company to periodically contribute funds to the plan. Multi-employer pension plans are designed to cover employees from multiple employers. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan.
The Company’s expense for multiemployer pension plans totaled $6 million, $6 million and $4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 11. COMMITMENTS
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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

	2019	2018
Balance, January 1	$9.7	$10.8
Accruals for warranties issued during the year	18.1	14.6
Settlements made	(18.1)	(15.4)
Effect of foreign currency translation	(0.1)	(0.3)
Balance, December 31	$9.6	$9.7

NOTE 12. LITIGATION AND CONTINGENCIES
The Company records a liability in the Consolidated and Combined Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible it is disclosed if deemed material and if such loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. The Company’s accrual for legal matters that are probable and estimable was $87 million and $83 million as of December 31, 2019 and 2018, respectively. Reserve estimates may be adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy. The Company settled certain matters during the fourth quarter of 2019 and thereafter that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.
On October 6, 2015, Professor Nitzan Bichacho, Dr. Ophir Fromovich, Dr. Ben-Zion Karmon and Dr. Yuval Yaacoby initiated arbitration against Nobel Biocare Services AG (“Nobel”) in the International Court of Arbitration of the International Chamber of Commerce in Zurich, Switzerland, seeking damages of approximately $30 million based on alleged breaches by Nobel of a 2005 patent transfer and consultancy agreement between the parties and Nobel’s alleged underpayment of royalties related thereto. The arbitral tribunal bifurcated proceedings into a liability phase and a damages phase. Following a hearing, in February 2019 the tribunal issued a partial award with respect to the liability claims, finding for claimants in part and for Nobel in part, while reserving a decision on certain key issues until the damages phase of the proceedings. The tribunal has not yet issued a procedural order or schedule for the damages phase. The Company has recognized a loss reserve for the probable and estimable damages related to this matter, which are included within the Company’s accrual for legal matters described above. With respect to any reasonably possible loss in excess of the amount accrued, the Company cannot provide an estimate or estimated range of such loss because the damages phase of the proceeding remains at an early stage, certain key issues remain to be resolved by the tribunal and there are significant factual issues to be resolved.
In addition, the Company is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by the Company (the "Other Lawsuits"). The Other Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any charge relating to the Other Lawsuits would have a material adverse effect on the Company’s overall financial position, results of operations, or liquidity.  However, the resolution of one or more of the Other Lawsuits in any reporting period, could have a material adverse impact on the Company’s net income or cash flows for that period.

The Company is subject to various environmental laws and regulations both within and outside of the United States. The operations of the Company involve the use of substances regulated under environmental laws, primarily in manufacturing processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws, management believes that such compliance will not have a material impact on the Company’s financial position, results of operations, or liquidity.

As of December 31, 2019, the Company, had $65 million of guarantees consisting primarily of outstanding standby letters of credit and bank guarantees. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.

NOTE 13. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows ($ in millions):

December 31, 2019
Senior unsecured term loan facility due 2022 ($650.0 million aggregate principal amount) (the “Term Loan Facility”)	$648.7
Senior unsecured euro term loan facility due 2022 (€600.0 million aggregate principal amount) (the “Euro Term Loan Facility”)	672.0
Other	4.2
Total debt	1,324.9
Less: current portion	(3.9)
Long-term debt	$1,321.0

Unamortized debt issuance costs totaled $2 million as of December 31, 2019, which have been netted against their respective aggregate principal amounts of the related debt in the table above, and are being amortized to interest expense over the term of the debt.
Long-Term Indebtedness
On September 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which Envista borrowed approximately $1.3 billion, consisting of the three-year $650 million Term Loan Facility and the three-year €600 million Euro Term Loan Facility (together with the Term Loan Facility, the “Term Loans”). The Credit Agreement also includes a five-year, $250 million senior unsecured multi-currency revolving credit facility (the “Revolving Credit Facility” and together with the Term Loans, the “Senior Credit Facilities”). Pursuant to the Separation Agreement, all of the net proceeds of the Term Loans were paid to Danaher as partial consideration for the Dental business Danaher transferred to Envista, as further discussed in Note 1.
The Revolving Credit Facility includes an initial aggregate principal amount of $250 million with a $20 million sublimit for the issuance of standby letters of credit. The Company has the option to increase the amount available under the Revolving Credit Facility, subject to agreement by the lenders, by up to an additional $200 million in the aggregate. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of December 31, 2019, no borrowings were outstanding under the Revolving Credit Facility.
Under the Senior Credit Facilities, borrowings bear interest as follows: (1) Eurocurrency Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the London inter-bank offered (“LIBOR”) rate plus a margin of between 0.785% and 1.625%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the immediately preceding fiscal quarter; and (2) Base Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time and (iii) the Eurocurrency Rate (as defined in the Credit Agreement) plus 1.00%, plus (b) a margin of between 0.00% and 0.625%, depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter. In no event will Eurocurrency Rate Loans or Base Rate Loans bear interest at a rate lower than 0%. In addition, the Company is required to pay a per annum facility fee of between 0.09% and 0.225% depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and based on the aggregate commitments under the Revolving Credit Facility, whether drawn or not.

The interest rates for borrowings under the Term Loan Facility and Euro Term Loan Facility were 3.5% and 1.2%, respectively, for the year ended December 31, 2019. Interest is payable quarterly, with the first payment made in December of 2019. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 8. The Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100 million. The Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.00 to 1.00. The Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of December 31, 2019.
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2020	$3.9
2021	0.3
2022	1,323.0
2023	—
2024	—
Total	$1,327.2

NOTE 14. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Capital Stock
Under the Company’s amended and restated certificate of incorporation, as of September 20, 2019, the Company’s authorized capital stock consists of 500 million shares of common stock with a par value of $0.01 per share and 15 million shares of preferred stock with no par value per share. On September 17, 2019, the Company issued shares of the Company’s common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company, which, together with the 100 shares of the Company’s common stock previously held by Danaher resulted in Danaher owning 127.9 million shares of the Company’s common stock. On September 20, 2019, the Company completed its IPO resulting in the issuance of an additional 30.8 million shares of its common stock. No preferred shares were issued or outstanding as of December 31, 2019.
Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. The Company’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of the Company through certain types of takeover practices.

The following table summarizes the Company’s stock activity (shares in millions):

	Year Ended
	December 31, 2019	December 31, 2018
Common stock - shares issued:
Balance, beginning of period	—	—
Shares issued to Danaher	127.9	—
Issuance of common stock	30.8	—
Balance, end of period	158.7	—

Stock-Based Compensation
The Company had no stock-based compensation plans prior to the Separation; however certain employees of the Company participated in Danaher's stock-based compensation plans, which provided for the grants of stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) among other types of awards. The expense associated with the Company's employees who participated in the plans has been allocated to the Company in the accompanying Consolidated and Combined Statements of Income. After the Separation, these employees continued to participate in Danaher’s stock-based compensation plans with respect to pre-Separation awards.
On November 15, 2019, Danaher announced an exchange offer whereby Danaher stockholders could exchange all or a portion of Danaher common stock for shares of the Company’s common stock owned by Danaher. The Split-Off was completed on December 18, 2019 and resulted in the full separation of the Company and disposal of Danaher’s entire ownership and voting interest in the Company. As a result of the Split-Off, outstanding Danaher equity awards held by the Company’s employees were converted entirely into equivalent awards of the Company’s common stock. The equity awards were converted and adjusted to maintain the economic value before and after the Split-Off date using the respective, relative fair market value of each of Danaher’s common stock and the Company’s common stock using the “concentration method.”  The equity awards the Company issued in replacement of Danaher's performance-based RSUs and PSUs retained the same terms (e.g., vesting date, expiration date and post-vesting holding period) as of the date of the conversion, except that the performance-based vesting conditions no longer applied. The conversion of the Danaher equity awards into the Company’s equity awards was deemed a modification for accounting purposes, which resulted in an incremental fair value of $5 million. The Company expensed $1 million related to the vested awards as of the Split-Off date and the remaining $4 million will be expensed over the applicable vesting periods.
The Company adopted the 2019 Omnibus Incentive Plan (the “Stock Plan”) that became effective upon the Separation. The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, restricted stock awards and performance stock awards (collectively, “Stock Awards”) and stock options. A total of 21 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan. Under the Stock Plan, stock-based grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options and Stock Awards generally vest over a period of five years and expire ten years after the date of grant.
RSUs issued under the Stock Plan provide for the issuance of a share of Company’s common stock at no cost to the holder. The RSUs that have been granted to employees under the Stock Plan generally provide for time-based vesting over a five-year period. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.
The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and PSUs, based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period). The fair value for RSU awards is calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the options granted is calculated using a Black-Scholes option pricing model (“Black-Scholes”).

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2019	2018	2017
Risk-free interest rate	1.7 - 2.6%	2.6 – 3.1%	1.8 – 2.2%
Weighted average volatility	21.1%	21.4%	17.9%
Dividend yield	0.5%	0.6%	0.7%
Expected years until exercise	5.0 – 8.0	5.0 – 8.0	5.0 – 8.0

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument with a maturity period that approximates the option’s expected term. Post-Separation, weighted average volatility was estimated based on an average historical stock price volatility of a peer group of companies given the Company’s limited trading history. Prior to the Separation, weighted average volatility was based on implied volatility from traded options on Danaher’s stock and historical volatility of Danaher’s stock. Post-Separation the dividend yield was 0.0% as the Company does not offer a dividend. Prior to the Separation, the dividend yield was calculated by dividing Danaher’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. To estimate the option exercise timing used in the valuation model, in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise experience for previously granted options.
The amount of stock-based compensation expense recognized during a period is also based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated an annual forfeiture rate of 6.0%
The following summarizes the components of the Company’s stock-based compensation expense under the Stock Plan and Danaher’s stock plans for the years ended December 31 ($ in millions):

	2019	2018	2017
RSUs/PSUs:
Pretax compensation expense	$11.2	$8.2	$7.6
Income tax benefit	(2.4)	(2.1)	(2.5)
RSU/PSU expense, net of income taxes	8.8	6.1	5.1
Stock options:
Pretax compensation expense	7.2	5.1	4.7
Income tax benefit	(1.6)	(1.3)	(1.6)
Stock option expense, net of income taxes	5.6	3.8	3.1
Total stock-based compensation:
Pretax compensation expense	18.4	13.3	12.3
Income tax benefit	(4.0)	(3.4)	(4.1)
Total stock-based compensation expense, net of income taxes	$14.4	$9.9	$8.2

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Statements of Income. As of December 31, 2019, $42 million of total unrecognized compensation cost related to stock options and RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes the Company’s option activity under the Company’s and Danaher’s stock plans (in millions; except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	1.9	$52.27
Granted	0.5	86.06
Exercised	(0.4)	38.49
Cancelled/forfeited	(0.3)	60.74
Outstanding as of December 31, 2017	1.7	63.95
Granted	0.5	99.41
Exercised	(0.3)	48.25
Cancelled/forfeited	(0.2)	78.61
Outstanding as of December 31, 2018	1.7	75.43
Granted	0.8
Exercised	(0.5)
Cancelled/forfeited	(0.1)
Conversion impact (1)	6.1
Outstanding as of December 31, 2019	8.0	$17.81	8	$94.6
Vested and expected to vest as of December 31, 2019	7.5	$17.62	8	$90.6
Vested as of December 31, 2019	1.9	$12.94	5	$31.9
______________

(1)
The “Conversion impact” represents the additional stock options issued by Envista as a result of the Separation by applying the “concentration method” to convert employee options based on the ratio of the fair value of Danaher and Envista common stock calculated using the closing prices on December 17, 2019.

The weighted average exercise price of stock options granted, exercised and canceled/forfeited is not included in the table above for the full year ended December 31, 2019 as activity during this period included the conversion impact. The weighted average exercise price of Envista stock options granted from the IPO through December 31, 2019 was $22.34. There were no Envista options exercised or canceled/forfeited from the IPO through December 31, 2019.
Options outstanding as of December 31, 2019 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$5.42 to 9.74	0.4	$8.11	3	0.4	$8.11
$10.53 to 14.12	1.6	12.52	6	0.9	12.38
$15.27 to 19.49	3.3	17.83	8	0.6	17.18
$21.76 to 22.00	2.3	21.80	9	—	—
$25.13 to 27.82	0.4	26.59	10	—	—

The intrinsic value of stock options is calculated as the amount by which the market price of the Company’s stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $39 million, $19 million and $18 million, respectively. The exercise of options during the years ended December 31, 2019, 2018 and 2017 resulted in cash receipts of $30 million, $14 million and $17 million, respectively, which were related to Danaher equity awards and therefore the proceeds were retained by Danaher.

The following summarizes information on unvested RSUs and PSUs activity (in millions; except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	0.5	$60.43
Granted	0.1	85.22
Vested	(0.1)	55.83
Forfeited	(0.1)	68.04
Unvested at December 31, 2017	0.4	65.88
Granted	0.2	98.26
Vested	(0.1)	65.81
Forfeited	(0.1)	77.38
Unvested at December 31, 2018	0.4	79.21
Granted	0.4
Vested	(0.1)
Forfeited	(0.1)
Conversion impact (1)	1.5
Unvested at December 31, 2019	2.1	$19.60
______________

(1)
The “Conversion impact” represents the additional RSUs issued by Envista as a result of the Separation by applying the “concentration method” to convert RSUs and PSUs based on the ratio of the fair value of Danaher and Envista common stock calculated using the closing prices on December 17, 2019.

The weighted average grant-date fair value of Stock Awards granted, vested and canceled/forfeited is not included in the table above for the full year ended December 31, 2019 as activity during this period included the conversion impact. The weighted average grant date fair value of Stock Awards granted from the IPO through December 31, 2019 was $24.91. There were no Envista Stock Awards that vested or were canceled/forfeited from the IPO through December 31, 2019.
The Company recognizes tax benefits for stock compensation in certain jurisdictions, primarily the United States, where tax deductions are based on market value at exercise or release and may exceed the grant-date value. The Company realized such tax benefits of $5 million, $3 million and $6 million in 2019, 2018 and 2017, respectively, related to the exercise of stock options and $1 million in each of the years ended December 31, 2019, 2018 and 2017, respectively, related to the vesting and release of RSUs and PSUs. For all periods presented, the tax benefits were included as a component of income tax expense and as an operating cash inflow in the accompanying Consolidated and Combined Financial Statements. For periods prior to the Separation, the cash savings generated from the tax benefits were recorded as an increase to Former Parent investment, net.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by Danaher, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2019, 31 thousand shares with an aggregate value of $4 million were withheld to satisfy the requirement. During the year ended December 31, 2018, 41 thousand shares with an aggregate value of $4 million were withheld to satisfy the requirement.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs		Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(240.7)	$—	$(7.0)		$(247.7)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	251.6	—	(6.1)		245.5
Income tax impact	—	—	1.6		1.6
Other comprehensive income (loss) before reclassifications, net of income taxes	251.6	—	(4.5)		247.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	—	1.6	(a)	1.6
Income tax impact	—	—	(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	—	1.2		1.2
Net current period other comprehensive income (loss), net of income taxes	251.6	—	(3.3)		248.3
Balance, December 31, 2017	10.9	—	(10.3)		0.6
Adoption of accounting standards	—	—	(0.2)		(0.2)
Balance, January 1, 2018	10.9	—	(10.5)		0.4
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(85.2)	—	10.2		(75.0)
Income tax impact	—	—	(3.0)		(3.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(85.2)	—	7.2		(78.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	—	(0.9)	(a)	(0.9)
Income tax impact	—	—	0.3		0.3
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	—	(0.6)		(0.6)
Net current period other comprehensive income (loss), net of income taxes	(85.2)	—	6.6		(78.6)
Balance, December 31, 2018	(74.3)	—	(3.9)		(78.2)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(46.6)	0.1	(31.9)		(78.4)
Income tax impact	4.5	—	7.4		11.9
Other comprehensive (loss) income before reclassifications, net of income taxes	(42.1)	0.1	(24.5)		(66.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	—	0.6	(a)	0.6
Income tax impact	—	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	—	0.5		0.5
Net current period other comprehensive income (loss), net of income taxes	(42.1)	0.1	(24.0)		(66.0)
Balance, December 31, 2019	$(116.4)	$0.1	$(27.9)		$(144.2)

______________

(a)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 10 for additional details).

NOTE 16. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2019 and 2018 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company defines emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Specialty Products & Technologies	Equipment & Consumables	Total
Year ended December 31, 2019
Geographical region:
North America	$602.7	$714.9	$1,317.6
Western Europe	315.6	288.1	603.7
Other developed markets	92.8	81.5	174.3
Emerging markets	331.6	324.4	656.0
Total	$1,342.7	$1,408.9	$2,751.6

Year ended December 31, 2018
Geographical region:
North America	$605.5	$744.9	$1,350.4
Western Europe	340.8	318.8	659.6
Other developed markets	97.0	82.9	179.9
Emerging markets	326.5	328.1	654.6
Total	$1,369.8	$1,474.7	$2,844.5

Remaining Performance Obligations
ASC 606 requires disclosure of remaining performance obligations that represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.
As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $23 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated and Combined Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2019 and 2018, the contract liabilities were $57 million and $62 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated and Combined Balance Sheets. The decrease in the contract liability balance during the year ended December 31, 2019 is primarily as a result of revenue recognized during the period that was included in the contract liability balance at December 31, 2018, partially offset by cash payments received in advance of satisfying performance obligations. The decrease in the contract liability balance during the year ended December 31, 2018 is primarily as a result of revenue recognized during the period that was included in the contract liability balance at the date of adoption, partially offset by cash payments received in advance of satisfying performance obligations. Revenue recognized during the year ended December 31, 2019 that was included in the contract liability balance at December

31, 2018 of was $52 million. Revenue recognized during the year ended December 31, 2018 that was included in the contract liability balance at the date of adoption was $60 million.
Significant Customers
Sales to the Company’s largest customer were 12%, 14% and 15% of sales in the years ended December 31, 2019, 2018 and 2017, respectively. No other individual customer accounted for more than 10% of sales in 2019, 2018 or 2017.

NOTE 17. PRODUCTIVITY IMPROVEMENT AND RESTRUCTURING
The Company’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing the Company’s strategy, either in the normal course of business or pursuant to significant restructuring programs.
The Company initiated productivity improvements and restructuring related activities during the three years ended December 31,  2019 as summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2016	$11.4	$0.2	$11.6
Costs incurred	27.0	8.8	35.8
Paid/settled	(18.5)	(8.9)	(27.4)
Balance, December 31, 2017	$19.9	$0.1	$20.0
Costs incurred	21.7	2.0	23.7
Paid/settled	(31.3)	(1.0)	(32.3)
Balance, December 31, 2018	10.3	1.1	11.4
Costs incurred	12.9	0.1	13.0
Paid/settled	(17.6)	(1.2)	(18.8)
Balance, December 31, 2019	$5.6	$—	$5.6

Productivity improvement and restructuring related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2019	2018	2017
Specialty Products & Technologies	$6.5	$10.2	$12.8
Equipment & Consumables	6.5	13.5	23.0
Total	$13.0	$23.7	$35.8
The productivity improvement and restructuring related charges incurred during the years ended December 31 are reflected in the following captions in the accompanying Consolidated and Combined Statements of Income ($ in millions):

	2019	2018	2017
Cost of sales	$3.0	$7.8	$6.3
Selling, general and administrative expenses	10.0	15.9	29.5
Total	$13.0	$23.7	$35.8

NOTE 18. INCOME TAXES
Prior to the Split-Off, the Company’s operating results were included in Danaher’s various consolidated U.S. federal and certain state income tax returns, as well as certain non-U.S. returns. For periods prior to the Split-Off, the Company’s Consolidated and Combined Financial Statements reflect income tax expense and deferred tax balances as if the Company had filed tax returns on a standalone basis separate from Danaher. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for periods prior to the Split-Off.
Income before income taxes for the years ended December 31 were as follows ($ in millions):

	2019	2018	2017
United States	$109.9	$201.8	$254.9
International	165.6	99.3	131.8
Total	$275.5	$301.1	$386.7

The provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2019	2018	2017
Current:
Federal U.S.	$20.0	$34.9	$102.7
Non-U.S.	41.3	26.0	28.7
State and local	5.5	7.8	12.4
Deferred:
Federal U.S.	0.2	4.9	(70.9)
Non-U.S.	(9.2)	(4.3)	12.5
State and local	0.1	1.1	0.2
Income tax provision	$57.9	$70.4	$85.6

Deferred tax assets and deferred tax liabilities are classified as long-term and are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated and Combined Balance Sheets. Significant components of deferred tax assets and liabilities as of December 31 were as follows ($ in millions):

	2019	2018
Deferred tax assets:
Inventories	$17.9	$15.2
Pension benefits	19.2	15.5
Other accruals and prepayments	46.0	44.6
Lease liabilities	51.1	—
Stock-based compensation expense	3.0	5.4
Tax credit and loss carryforwards	152.0	141.3
Valuation allowances	(119.1)	(91.2)
Total deferred tax asset	170.1	130.8
Deferred tax liabilities:
Property, plant and equipment	(8.3)	(6.3)
Right-of-use assets	(48.2)	—
Goodwill and other intangible assets	(339.0)	(326.2)
Total deferred tax liability	(395.5)	(332.5)
Net deferred tax liability	$(225.4)	$(201.7)

Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of $148 million and $149 million as of December 31, 2019 and 2018, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $77 million and $53 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the total amount of the basis difference in investments outside the United States for which deferred taxes have not been provided is $220 million. As of December 31, 2019, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
The TCJA enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the TCJA reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, the Company made reasonable estimates of the effects and recorded provisional amounts in its Consolidated and Combined Financial Statements as of December 31, 2017. As the Company collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company made adjustments, over the course of 2018, to the provisional amounts including refinements to deferred taxes. The accounting for the tax effects of the TCJA was completed as of December 31, 2018.

Transition Tax
The TCJA required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The Company recorded a provisional amount for its transitional tax liability and income tax expense of $36 million as of December 31, 2017. Subsequent adjustments in 2018 and 2019 were not material.

Deferred Tax Effects
Due to the change in the statutory tax rate from the TCJA, the Company remeasured its deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The Company recognized a deferred tax benefit of $73 million to reflect the reduced U.S. tax rate and other effects of the TCJA as of December 31, 2017.

The TCJA imposes tax on U.S. stockholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company is required to make an accounting policy election of either: (1) treating taxes due on future amounts included in U.S. taxable income related to GILTI as a current period tax expense when incurred (the “period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred tax expense (the “deferred method”). In 2018, the Company elected the period cost method for its accounting for GILTI.
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Income
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.4	2.5	2.0
Impact of foreign operations	(0.1)	1.7	(3.1)
Foreign-Derived Intangible Income (“FDII”)	(1.1)	(0.9)	—
Subpart F and GILTI, net of foreign tax credits	2.0	0.1	0.2
Change in uncertain tax positions	0.6	(0.9)	(1.3)
Research and experimentation credits and other	(0.5)	1.0	0.3
Excess tax benefit from stock-based compensation	(2.3)	(1.1)	(1.3)
TCJA – revaluation of U.S. deferred income taxes	—	—	(19.0)
TCJA – Transition Tax	—	—	9.3
Effective income tax rate	21.0%	23.4%	22.1%

The Company’s effective tax rate for each of 2019, 2018 and 2017 differs from the U.S. federal statutory rates of 21.0% for 2019 and 2018 and 35.0% for 2017, due principally to its earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. In addition:

•
The effective tax rate of 21.0% in 2019 includes 240 basis points of net tax benefits primarily related to the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by increases for changes in estimates associated with prior period uncertain tax positions and a valuation allowance on losses attributable to certain foreign jurisdictions.

•
The effective tax rate of 23.4% in 2018 includes 60 basis points of net tax benefits primarily related to the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by increases in net reserves from audit settlements.

•
The effective tax rate of 22.1% in 2017 includes 900 basis points of net tax benefits primarily related to the revaluation of net U.S. deferred tax liabilities from 35.0% to 21.0% due to the TCJA as well as the excess tax benefit related to the exercise of employee stock options and vesting of RSUs, partially offset by income tax expense related to the Transition Tax on foreign earnings due to the TCJA as well as a valuation allowance on losses attributable to certain foreign jurisdictions.

The Company realized tax benefits of $8 million, $5 million, and $8 million in 2019, 2018 and 2017 respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $6 million, $3 million and $5 million in 2019, 2018 and 2017, respectively. As required by ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), the excess tax benefits for the years ended December 31, 2019, 2018 and 2017 have been included in the provision for income taxes and decreased the effective tax rate for the year by 230, 110 and 130 basis points, respectively.
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Included in deferred income taxes as of December 31, 2019 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $152 million ($119 million of which the Company does not expect to realize and has corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2020 through 2039.
As of December 31, 2019, gross unrecognized tax benefits totaled $9 million ($11 million, including $2 million associated with potential interest and penalties). As of December 31, 2018, gross unrecognized tax benefits totaled $27 million ($26 million, net of the impact of $6 million of indirect tax benefits offset by $5 million associated with potential interest and penalties). The Company recognized $1 million, $1 million and $3 million in potential interest and penalties associated with uncertain tax positions during 2019, 2018 and 2017, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, the tax expense in future periods would be reduced by $11 million based upon the tax positions as of December 31, 2019. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated and Combined Statements of Income. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 7.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2019	2018	2017
Unrecognized tax benefits, beginning of year	$27.2	$37.4	$49.2
Additions based on tax positions related to the current year	0.5	0.7	0.6
Additions for tax positions of prior years	3.1	1.7	4.3
Reductions for tax positions of prior years	(1.5)	—	—
Split-Off related adjustments [a]	(18.1)	—	—
Lapse of statute of limitations	(1.8)	(5.6)	(9.0)
Settlements	(0.4)	(5.9)	(11.5)
Effect of foreign currency translation	0.1	(1.1)	3.8
Unrecognized tax benefits, end of year	$9.1	$27.2	$37.4
[a] Unrecognized tax benefits were reduced by $18 million in 2019 related to positions taken prior to the Split-Off for which Danaher, as the Company’s Former Parent, is the primary obligor and is responsible for settlement and payment of any resulting tax obligation.

The Company conducts business globally and files numerous income tax returns in U.S. federal, state and foreign jurisdictions. The non-U.S. countries in which the Company has a material presence include Canada, China, Finland, Germany and Switzerland. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Consolidated and Combined Financial Statements given the geographic dispersion of the Company’s taxable income.
The Company is routinely examined by various domestic and international taxing authorities. In connection with the Separation, the Company entered into agreements with Danaher, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “Joint” filings compared to “Separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, “Separate” filings involve certain entities (primarily outside of the United States), that exclusively include either Danaher’s or the Company’s operations, respectively. In accordance with the tax matters agreement, Danaher is liable for and has indemnified the Company against all income tax liabilities involving “Joint” filings for periods prior to the Separation. The Company remains liable for certain pre-Separation income tax liabilities including those related to the Company’s “Separate” filings.
Pursuant to U.S. tax law, the Company expects to file its initial U.S. federal income tax return for the 2019 short tax year with the IRS during 2020. Therefore, the IRS has not yet begun an examination of the Company’s initial U.S. federal income tax return. The Company’s operations in certain U.S. states and foreign jurisdictions remain subject to routine examination for tax years beginning with 2009.
The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $2 million within twelve months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations.
The Company operates in various non-U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specific period. These tax benefits are not material to the Company’s financial statements.

NOTE 19.  EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, nonvested shares and similar instruments granted by the Company.
The Company’s issuance of shares of its common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company on September 17, 2019, together with the 100 shares of the Company’s common stock previously held by Danaher, resulted in 127.9 million shares of the Company’s common stock being held by Danaher, which are being utilized for the calculation of both basic and diluted EPS for the years ended December 31, 2018 and 2017. In connection with the IPO, an additional 30.8 million shares were issued on September 20, 2019.

For periods prior to the Separation, the Company’s stock-based compensation expense includes expense for Danaher equity awards granted to certain of the Company’s employees. As these equity awards related to Danaher common stock, rather than common stock of the Company, the calculation of diluted EPS does not include the potential dilutive impact of these equity awards for periods prior to the Split-Off. At the time of the Split-Off, the equity awards held by certain employees to purchase Danaher shares were converted into equity awards to purchase the Company’s shares and the converted equity awards have been included in the Company’s calculation of diluted EPS. Refer to Note 14 for additional information.
The table below presents the computation of basic and diluted EPS:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Numerator:
Net income	$217.6	$230.7	$301.1

Denominator:
Weighted-average common shares outstanding used in basic EPS	136.2	127.9	127.9
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs	0.2	—	—
Weighted average common shares outstanding used in diluted EPS	136.4	127.9	127.9

Earnings per share:
Basic	$1.60	$1.80	$2.35
Diluted	$1.60	$1.80	$2.35

NOTE 20. SEGMENT INFORMATION
The Company operates and reports its results in two separate business segments, the Specialty Products & Technologies and Equipment & Consumables segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income (expense) and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at combined totals.
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

Detailed segment data as of and for the years ended December 31 is as follows ($ in millions):

	2019	2018	2017
Sales:
Specialty Products & Technologies	$1,342.7	$1,369.8	$1,310.6
Equipment & Consumables	1,408.9	1,474.7	1,500.3
Total	$2,751.6	$2,844.5	$2,810.9

Operating profit:
Specialty Products & Technologies	$227.7	$241.3	$246.0
Equipment & Consumables	105.8	120.5	152.9
Other	(56.0)	(63.4)	(12.3)
Total	$277.5	$298.4	$386.6

Identifiable assets:
Specialty Products & Technologies	$3,662.5	$3,539.1	$3,598.6
Equipment & Consumables	2,256.6	2,294.1	2,388.7
Other	239.2	8.4	5.5
Total	$6,158.3	$5,841.6	$5,992.8

Depreciation and amortization:
Specialty Products & Technologies	$75.4	$76.9	$71.8
Equipment & Consumables	51.4	51.9	48.6
Other	1.7	1.2	1.0
Total	$128.5	$130.0	$121.4

Capital expenditures, gross:
Specialty Products & Technologies	$51.5	$42.2	$30.3
Equipment & Consumables	19.5	26.9	17.7
Other	6.8	3.1	0.9
Total	$77.8	$72.2	$48.9

Operations in Geographical Areas:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Sales:
United States	$1,210.6	$1,240.5	$1,253.0
China	212.8	187.9	155.2
Germany	151.3	164.7	166.1
All other (each country individually less than 5% of total sales)	1,176.9	1,251.4	1,236.6
Total	$2,751.6	$2,844.5	$2,810.9

Property, plant and equipment, net:
United States	$160.1	$144.1	$118.0
Germany	25.4	29.1	31.5
Sweden	36.2	20.0	11.7
Switzerland	14.2	15.9	16.4
All other (each country individually less than 5% of total long-lived assets)	54.4	52.5	53.6
Total	$290.3	$261.6	$231.2

Sales by Major Product Group:

	Year Ended December 31,
($ in millions)	2019	2018	2017
Consumables	$1,869.9	$1,914.8	$1,864.7
Equipment	881.7	929.7	946.2
Total	$2,751.6	$2,844.5	$2,810.9

NOTE 21. RELATED-PARTY TRANSACTIONS
In connection with the Separation, the Company entered into various agreements with Danaher, including but not limited to, a Separation Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Matters Agreement and a Danaher Business System (“DBS”) License Agreement, which set forth certain terms and conditions related to transactions which will continue between Danaher and the Company post-Separation.
Separation Agreement
The Separation Agreement governs the Separation and provides a framework for the relationship between the parties going forward.

Transition Services Agreement
The Transition Services Agreement sets forth the terms and conditions pursuant to which the Company and our subsidiaries and Danaher and its subsidiaries will provide to each other various services after the Separation. The services to be provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The charges for the transition services generally are expected to allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service, plus, in some cases, the allocated indirect costs of providing the services, generally without profit.

In accordance with the Transition Services Agreement, the Company made payments of approximately $17 million to Danaher during the year ended December 31, 2019 for various services provided.

Tax Matters Agreement
The Tax Matters Agreement governs the respective rights, responsibilities and obligations of both the Company and Danaher after the Separation with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

Employee Matters Agreement
The Employee Matters Agreement sets forth, among other things, the allocation of assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding equity and other incentive awards and certain retirement and welfare benefit obligations.

Intellectual Property Matters Agreement
The Intellectual Property Matters Agreement sets forth the terms and conditions pursuant to which Danaher and the Company have mutually granted certain personal, generally irrevocable, non-exclusive, worldwide, and royalty-free rights to use certain intellectual property. Both parties are able to sublicense their rights in connection with activities relating to their businesses, but not for independent use by third parties.

DBS License Agreement
The DBS License Agreement sets forth the terms and conditions pursuant to which Danaher has granted a non-exclusive, worldwide, non-transferable, perpetual license to us to use DBS solely in support of our businesses. The Company is able to sublicense such license solely to direct and indirect wholly-owned subsidiaries. In addition, both parties have licensed to each other improvements made by such party to DBS during the first two years of the term of the DBS license agreement.

The Company has historically operated as part of Danaher and not as a separate, publicly-traded company. Accordingly, Danaher has allocated certain shared costs to the Company that are reflected as expenses in these Consolidated and Combined Financial Statements for the periods prior to Separation. Management considers the allocation methodologies used by Danaher to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the Consolidated and Combined Financial Statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses the Company will incur in the future.

Corporate Expenses
Certain corporate overhead and shared expenses incurred by Danaher and its subsidiaries have been allocated to the Company and are reflected in the Consolidated and Combined Statements of Income. These amounts include, but were not limited to, items such as general management and executive oversight, costs to support Danaher information technology infrastructure, facilities, compliance, human resources and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives and stock based compensation administration. These costs were allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies included the Company’s relative share of revenues, headcount or functional spend as a percentage of the total.
Insurance Programs Administered by Former Parent
In addition to the corporate allocations discussed above, the Company was allocated expenses related to certain insurance programs Danaher administered on behalf of the Company, including workers’ compensation, property, cargo, automobile, crime, fiduciary, product, general and directors’ and officers’ liability insurance. The insurance costs of these policies were allocated by Danaher to the Company using various methodologies related to the respective, underlying exposure base.
For the self-insured component of the policies referenced above, Danaher allocated costs to the Company based on the Company’s incurred claims. An estimated liability relating to the Company’s known and incurred but not reported claims has also been allocated to the Company and reflected on the accompanying Consolidated and Combined Balance Sheets. In connection with the Separation, the Company established similar independent self-insurance programs to support any outstanding claims going forward.

Medical Insurance Programs Administered by Former Parent
In addition to the corporate allocations noted above, the Company was allocated expenses related to the medical insurance programs Danaher administered on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company. In connection with the Separation, the Company established independent medical insurance programs similar to those previously provided by Danaher.
Deferred Compensation Program Administered by Former Parent
Certain of the Company’s management employees participated in Danaher’s nonqualified deferred compensation programs that permit participants to defer a portion of their compensation, on a pretax basis prior to the Separation. All amounts deferred under this plan are unfunded, unsecured obligations of Danaher and subject to reimbursement by the Company. In connection with the Separation, the Company established a similar independent, nonqualified deferred compensation program.
The amounts of related-party expenses allocated to the Company from Danaher for the years ended December 31, 2019, 2018 and 2017, were as follows ($ in millions):

	2019	2018	2017
Allocated corporate expenses	$23.2	$31.5	$31.5
Directly related charges:
Insurance programs expenses	2.7	3.9	4.3
Medical insurance programs expenses	47.6	52.2	47.2
Deferred compensation program expenses	0.7	1.1	1.1
Total related-party expenses	$74.2	$88.7	$84.1

Right of Use Assets and Lease Liabilities

The Company leases real estate from Danaher. The ROU assets and related lease liabilities related to these leases are both $25 million as of December 31, 2019. The ROU assets are included in “Operating lease right-of-use assets” in the Consolidated and Combined Balance Sheets. The current portion of the operating lease liabilities of $3 million and long-term portion of $22 million are included in “Operating lease liabilities” in the Consolidated and Combined Balance Sheets.

Revenue and other transactions entered into in the ordinary course of business
Certain of the Company’s revenue arrangements relate to contracts entered into in the ordinary course of business with Danaher and Danaher affiliates. The amount of related-party revenue was not significant for any of the years ended December 31, 2019, 2018 and 2017.

IPO
In connection with the IPO, Danaher incurred $7 million in fees and expenses on the Company’s behalf.

NOTE 22. ACQUISITIONS
On January 21, 2020, the Company acquired all of the shares of Matricel GmbH (“Matricel”) for cash consideration of approximately $43 million. Matricel is a leading provider of biomaterials used in dental applications in Germany.
The acquisition will be accounted for as a business combination and is expected to consist primarily of intangible assets. The Company is in the process of evaluating the potential impact of the business combination on its Consolidated and Combined Financial Statements.

In 2017, the Company acquired the remaining noncontrolling interest, and settled other related liabilities associated with one of its prior business combinations in its Specialty Products & Technologies segment, for consideration of $89 million. The Company recorded the increase in ownership interests as a transaction within Former Parent investment, net and recorded the settlement of the liabilities as a reduction of the other long-term liabilities balance. As a result of this transaction, noncontrolling interests were reduced by $63 million reflecting the carrying value of the interest with the $1 million difference charged to Former Parent investment, net and the other long-term liability balance decreased by approximately $25 million. In connection with settlement of the liabilities, the Company recorded a gain of approximately $10 million.

NOTE 23. SELECTED QUARTERLY INFORMATION (UNAUDITED)
The Company’s fiscal year ends on December 31. Due to the fixed year end date of December 31, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. The first three quarters end on a Friday.

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019:
Sales	$659.7	$712.1	$659.3	$720.5
Gross profit	363.1	393.6	367.0	389.4
Net income	37.9	61.5	62.1	56.1
Net earnings per share:
Basic	$0.30	$0.48	$0.48	$0.35	*
Diluted	$0.30	$0.48	$0.48	$0.35	*

2018:
Sales	$672.6	$733.4	$679.5	$759.0
Gross profit	375.5	423.2	380.9	422.2
Net income	36.6	78.8	64.1	51.2
Net earnings per share:
Basic	$0.29	$0.62	$0.50	$0.40	*
Diluted	$0.29	$0.62	$0.50	$0.40	*
* Earnings per share is computed independently for each of the periods presented. The sum of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.
Code of Ethics
We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Conduct. The Code of Conduct is available in the “Investors—Governance” section of our website at www.envistaco.com.
We intend to disclose any amendment to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of our other executive officers, in the “Investors—Governance” section of our website, at www.envistaco.com, within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 117 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

ENVISTA HOLDINGS CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE:

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	117

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

3.2
Amended and Restated Bylaws of Envista Holdings Corporation (incorporat0ed by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

4.1	Description of Securities of the Registrant
4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)
10.1
Separation Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.2
Transition Services Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.3
Tax Matters Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.4
Employee Matters Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-139054)

10.5
Intellectual Property Matters Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.6
DBS License Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.7
Registration Rights Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.8
Credit Agreement, dated as of September 20, 2019, by and among Envista Holdings Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.9*
Envista Holdings Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.10*
Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-233810) filed on September 17, 2019)

10.11*
Form of Envista Holdings Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.9 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.12*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.13*
Form of Envista Holdings Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(a)

10.14*
Form of Envista Holdings Corporation Agreement Regarding Solicitation and Protection of Proprietary Interests (California) (incorporated by reference to Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(b)

10.15*
Form of Envista Holdings Corporation Stock Option Agreement for Independent Directors (incorporated by reference to Exhibit 10.17 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.16*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement for Independent Directors (incorporated by reference to Exhibit 10.18 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.17*
Form of Envista Holdings Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.18*
Employment Agreement between Hans Geiselhöringer and Nobel Biocare Services AG (incorporated by reference to Exhibit 10.21 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.19*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Amir Aghdaei (incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.20*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Curt Bludworth (incorporated by reference to Exhibit 10.23 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.21*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Patrik Eriksson (incorporated by reference to Exhibit 10.24 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.22*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Howard Yu (incorporated by reference to Exhibit 10.25 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.23*
Letter Agreement between Envista Holdings Corporation and Hans Geiselhöringer (incorporated by reference to Exhibit 10.26 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.24*
Protection of Proprietary Rights Agreement between Nobel Biocare Services AG and Hans Geiselhöringer (incorporated by reference to Exhibit 10.27 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.25*
Form of Envista Holdings Corporation Excess Contribution Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.26*
Form of Envista Holdings Corporation Executive Deferred Incentive Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.27*
Form of Envista Holdings Corporation Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (c)
101.SCH	XBRL Taxonomy Extension Schema Document (c)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (c)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (c)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (c)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (c)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________

*	Indicates management contract or compensatory plan, contract or arrangement.

(a)	Applies to Messrs. Aghdaei and Bludworth.

(b)	Applies to Messrs. Eriksson and Yu.

(c)
Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated and Combined Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated and Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
By:	/s/ Amir Aghdaei
Amir Aghdaei
President and Chief Executive Officer
Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir Aghdaei	President, Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2020
Amir Aghdaei

/s/ Howard H. Yu	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Howard H. Yu

/s/ Kari-Lyn Moore	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Kari-Lyn Moore

/s/ Scott Huennekens	Chairman of the Board	February 20, 2020
Scott Huennekens

/s/ Wendy Carruthers	Director	February 20, 2020
Wendy Carruthers

/s/ William K. Daniel II	Director	February 20, 2020
William K. Daniel II

/s/ Kieran T. Gallahue	Director	February 20, 2020
Kieran T. Gallahue

/s/ Daniel A. Raskas	Director	February 20, 2020
Daniel A. Raskas

/s/ Christine Tsingos	Director	February 20, 2020
Christine Tsingos

ENVISTA HOLDINGS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write Offs, Write Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2019:
Allowances deducted from asset account
Allowance for doubtful accounts	$17.9	$9.5	$(0.4)	$(4.2)	$22.8
Year ended December 31, 2018:
Allowances deducted from asset account
Allowance for doubtful accounts	$17.9	$4.7	$(0.7)	$(4.0)	$17.9
Year ended December 31, 2017:
Allowances deducted from asset account
Allowance for doubtful accounts	$17.9	$5.8	$0.7	$(6.5)	$17.9
______________

(a)	Amounts include allowance for doubtful accounts classified as current.