Form 10-Q
period 2020-04-03
Envista Holdings Corp
filed 2020-05-12
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes   ☒     No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of May 8, 2020, was 159,221,259.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except per share amounts)

	As of
	April 3, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$353.6	$211.2
Trade accounts receivable, less allowance for credit losses of $26.6 and $22.8, respectively	365.9	443.6
Inventories, net	312.3	277.9
Prepaid expenses and other current assets	82.4	69.2
Total current assets	1,114.2	1,001.9
Property, plant and equipment, net	289.5	290.3
Operating lease right-of-use assets	193.1	200.1
Other long-term assets	93.0	74.4
Goodwill	3,292.5	3,306.0
Other intangible assets, net	1,258.6	1,285.6
Total assets	$6,240.9	$6,158.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3.5	$3.9
Trade accounts payable	194.8	208.0
Accrued expenses and other liabilities	383.9	470.6
Operating lease liabilities	26.7	26.7
Total current liabilities	608.9	709.2
Operating lease liabilities	179.5	186.0
Other long-term liabilities	419.5	399.3
Long-term debt	1,546.7	1,321.0
Commitments and contingencies
Equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued or outstanding at April 3, 2020 and December 31, 2019	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 159.2 million shares issued and outstanding at April 3, 2020; 158.7 million shares issued and outstanding at December 31, 2019	1.6	1.6
Additional paid-in capital	3,596.1	3,589.7
Retained earnings	75.9	93.1
Accumulated other comprehensive loss	(189.9)	(144.2)
Total Envista equity	3,483.7	3,540.2
Noncontrolling interests	2.6	2.6
Total equity	3,486.3	3,542.8
Total liabilities and equity	$6,240.9	$6,158.3
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended
	April 3, 2020	March 29, 2019
Sales	$547.2	$659.7
Cost of sales	268.8	296.6
Gross profit	278.4	363.1
Operating expenses:
Selling, general and administrative	268.7	274.9
Research and development	34.7	43.3
Operating (loss) profit	(25.0)	44.9
Nonoperating income (expense):
Other income	0.1	0.1
Interest expense, net	(3.3)	—
(Loss) income before income taxes	(28.2)	45.0
Income tax (benefit) expense	(11.0)	7.1
Net (loss) income	$(17.2)	$37.9
(Loss) earnings per share:
Basic and diluted	$(0.11)	$0.30
Average common stock and common equivalent shares outstanding:
Basic and diluted	159.2	127.9
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
($ in millions)

	Three Months Ended
	April 3, 2020	March 29, 2019
Net (loss) income	$(17.2)	$37.9
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(37.2)	(37.8)
Cash flow hedge adjustments	(8.9)	—
Pension plan adjustments	0.4	0.1
Total other comprehensive loss, net of income taxes	(45.7)	(37.7)
Comprehensive (loss) income	$(62.9)	$0.2
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 ($ in millions)

	Three Months Ended April 3, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance at December 31, 2019	$1.6	$3,589.7	$93.1	$(144.2)	$3,540.2	$2.6
Common stock-based award activity	—	6.4	—	—	6.4	—
Net loss	—	—	(17.2)	—	(17.2)	—
Other comprehensive loss	—	—	—	(45.7)	(45.7)	—
Balance at April 3, 2020	$1.6	$3,596.1	$75.9	$(189.9)	$3,483.7	$2.6

	Three Months Ended March 29, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Former Parent Investment, Net	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance at December 31, 2018	$—	$—	$—	$4,901.3	$(78.2)	$4,823.1	$3.3
Former Parent common stock-based award activity	—	—	—	4.1	—	4.1	—
Net income	—	—	—	37.9	—	37.9	—
Net transfers to Former Parent	—	—	—	24.3	—	24.3	—
Other comprehensive loss	—	—	—	—	(37.7)	(37.7)	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.1)
Balance at March 29, 2019	$—	$—	$—	$4,967.6	$(115.9)	$4,851.7	$3.2
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	April 3, 2020	March 29, 2019
Cash flows from operating activities:
Net (loss) income	$(17.2)	$37.9
Noncash items:
Depreciation	9.5	9.8
Amortization	22.5	22.5
Stock-based compensation expense	6.0	4.1
Amortization of right-of-use assets	7.8	9.8
Change in trade accounts receivable, net	73.0	1.2
Change in inventories, net	(36.7)	(7.7)
Change in trade accounts payable	(10.7)	(39.4)
Change in prepaid expenses and other assets	11.4	(24.7)
Change in accrued expenses and other liabilities	(118.8)	(11.8)
Change in operating lease liabilities	(9.1)	(10.7)
Net cash used in operating activities	(62.3)	(9.0)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(41.6)	—
Payments for additions to property, plant and equipment	(13.6)	(15.6)
Proceeds from sales of property, plant and equipment	—	0.3
All other investing activities	3.8	—
Net cash used in investing activities	(51.4)	(15.3)
Cash flows from financing activities:
Proceeds from borrowings	249.8	—
Repayment of borrowings	(0.1)	—
Proceeds from stock option exercises	3.3	—
Net transfers from Former Parent	—	24.3
All other financing activities	5.5	—
Net cash provided by financing activities	258.5	24.3
Effect of exchange rate changes on cash and equivalents	(2.4)	—
Net change in cash and equivalents	142.4	—
Beginning balance of cash and equivalents	211.2	—
Ending balance of cash and equivalents	$353.6	$—

Supplemental data:
Cash paid for interest	$2.9	$—
Cash paid for taxes	$10.6	$5.2
ROU assets obtained in exchange for operating lease obligations	$0.8	$14.4
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Separation and Initial Public Offering

Envista Holdings Corporation (together with its subsidiaries, “Envista” or the “Company”) was formed as a wholly-owned subsidiary of Danaher Corporation (“Danaher” or “Former Parent”). Danaher formed Envista to ultimately acquire, own and operate the Dental business of Danaher. On September 20, 2019, the Company completed an initial public offering (“IPO”) resulting in the issuance of 30.8 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) to the public, which represented 19.4% of the Company’s outstanding common stock, at $22.00 per share, the initial public offering price, for total net proceeds, after deducting underwriting discounts and commissions, of $643 million. In connection with the completion of the IPO, through a series of equity and other transactions, Danaher transferred substantially all of its Dental business to the Company. As consideration for the transfer of the Dental business to the Company, the Company paid Danaher approximately $2.0 billion, which included the net proceeds from the IPO and the net proceeds from term debt financing, as further discussed in Note 13, and issued to Danaher 127.9 million shares of the Company’s common stock. The transactions described above related to the transfer of the Dental business are collectively referred to herein as the “Separation.”

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

The Company operates in two business segments: Specialty Products & Technologies and Equipment & Consumables.
The Company’s Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. The Company’s Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; and restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Basis of Presentation

For periods after the Separation, the financial statements are prepared on a consolidated basis. Prior to the Separation, the Company operated as part of Danaher and not as a separate, publicly-traded company and the Company’s financial statements are combined, have been prepared on a stand-alone basis and are derived from Danaher's consolidated financial statements and accounting records. The Condensed Consolidated and Combined Financial Statements reflect the financial position, results of operations and cash flows related to the Dental business that was transferred to the Company. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component in the financial statements. Prior to the Separation, the financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher. Related-party allocations are discussed further in Note 22.

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

Former Parent investment, net, which included retained earnings, represented Danaher’s interest in the recorded net assets of the Company. Prior to the Separation, all significant transactions between the Company and Danaher have been included in the accompanying Condensed Consolidated and Combined Financial Statements. Transactions with Danaher are reflected in the accompanying Condensed Consolidated and Combined Statements of Changes in Equity as “Net transfers to Former Parent.”

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

All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Condensed Consolidated and Combined Financial Statements.

The Condensed Consolidated and Combined Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated and Combined Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of April 3, 2020 and December 31, 2019, and its results of operations and cash flows for the three month periods ended April 3, 2020 and March 29, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s combined financial statements and accompanying notes for the three years ended December 31, 2019, included in the Annual Report on Form 10-K filed by the Company.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. In response to COVID-19, many dental associations have recommended that dental practices delay elective procedures and only perform emergency procedures. As a result of the COVID-19 pandemic, there were widespread temporary closures of dental practices around the world, except to perform emergency procedures, thereby preventing our end customers from conducting most or all business activities and significantly adversely impacting our sales. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or material global economic slowdown or global recession. Such economic disruption could have a material adverse effect on the Company as the Company’s customers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the extent and severity of the impact on the Company's customers, the measures that have been and may be taken to contain the virus or mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, the ability of the Company to continue to manufacture and source its products, the impact of the pandemic and associated economic downturn on the Company’s ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impacts on the Company’s financial condition and results of operations.

The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these Condensed Consolidated and Combined Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Accounting Standards Recently Adopted—In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modified the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The Company adopted this guidance on January 1, 2020, which did not have a significant impact on the Company’s Condensed Consolidated and Combined Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplified the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this guidance on January 1, 2020, which did not have a significant impact on the Company’s Condensed Consolidated and Combined Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that uses a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted this guidance on January 1, 2020, which did not have a significant impact on the Company’s Condensed Consolidated and Combined Financial Statements. Refer to Note 3 for additional disclosures required by Topic 326.

Accounting Standards Not Yet Adopted—In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The ASU is effective for public entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40, and 848-50 (as applicable). If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020 and March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40, and 848-50 (as applicable).

The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Condensed Consolidated and Combined Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends Accounting Standards Codification (“ASC”) 715 to add, remove, and clarify disclosure requirements related to defined benefit pension plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Condensed Consolidated and Combined Financial Statements.

NOTE 2. ACQUISITIONS

The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into new and attractive business areas. The Company has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Company’s financial statements. Among other things, goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, up to 12 months, as the Company obtains additional information that existed at the acquisition date about these assets and liabilities, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items that existed as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

On January 21, 2020, the Company acquired all of the shares of Matricel GmbH (“Matricel”) for cash consideration of approximately $45 million. Matricel, a German company, is a provider of biomaterials used in dental applications and complements the Company’s Specialty Products & Technologies segment. For the three months ended April 3, 2020, Matricel’s revenue and earnings were not material to the Condensed Consolidated and Combined Statement of Operations. The Company is continuing to evaluate the valuations of acquired intangible assets in connection with this acquisition as well as the deductibility of goodwill for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date ($ in millions):

January 21, 2020
Assets acquired:
Cash	$2.9
Trade accounts receivable	1.0
Inventories	1.9
Prepaid expenses and other current assets	0.2
Property, plant and equipment	0.5
Goodwill	25.2
Other intangible assets	22.3
Total assets acquired	54.0
Liabilities assumed:
Trade accounts payable	(0.1)
Accrued expenses and other liabilities	(9.4)
Total liabilities assumed	(9.5)
Total net assets acquired	$44.5

The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the business acquired. The acquisition is subject to a working capital adjustment; however, the Company does not expect any such adjustment to have a material impact on its Condensed Consolidated and Combined Financial Statements. The pro forma impact of this acquisition is not presented as it was not considered material to the Company's Condensed Consolidated and Combined Financial Statements.

The intangible assets acquired consist of technology and customer relationships. The weighted average amortization period of the acquired intangible assets in the aggregate is 10 years.

NOTE 3. CREDIT LOSSES

The allowance for credits losses is a valuation account deducted from accounts receivable to present the net amount expected to be collected. Accounts receivable are charged off against the allowance when management believes the uncollectibility of an accounts receivable balance is confirmed.

Management estimates the adequacy of the allowance by using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company has identified one portfolio segment based on the following risk characteristics: geographic regions, product lines, default rates and customer specific factors.

The factors used by management in its credit loss analysis are inherently subject to uncertainty. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic, including the impact of delays in payments of outstanding receivable amounts beyond normal payment terms. If actual results are not consistent with management’s estimates and assumptions, the allowance for credit losses may be overstated or understated and a charge or credit to net income (loss) may be required.

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2019	$22.8
Foreign currency translation	(1.4)
Provision for credit losses	6.1
Write-offs charged against the allowance	(0.9)
Balance at April 3, 2020	$26.6

NOTE 4. INVENTORIES

The classes of inventory are summarized as follows ($ in millions):

	April 3, 2020	December 31, 2019
Finished goods	$253.0	$223.5
Work in process	38.2	36.5
Raw materials	97.4	89.9
Inventories, gross	388.6	349.9
Less: reserve for excess and obsolescence	(76.3)	(72.0)
Inventories, net	$312.3	$277.9

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The classes of property, plant and equipment are summarized as follows ($ in millions):

	April 3, 2020	December 31, 2019
Land and improvements	$23.3	$23.7
Buildings	162.7	166.9
Machinery and equipment	501.6	502.3
Property, plant and equipment, gross	687.6	692.9
Less: accumulated depreciation	(398.1)	(402.6)
Property, plant and equipment, net	$289.5	$290.3

NOTE 6. GOODWILL

The following is a rollforward of the Company’s goodwill ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance at December 31, 2019	$2,008.1	$1,297.9	$3,306.0
Acquisitions	25.2	—	25.2
Foreign currency translation and other	(23.4)	(15.3)	(38.7)
Balance at April 3, 2020	$2,009.9	$1,282.6	$3,292.5

In addition to the annual impairment test, the Company is required to regularly assess whether a “triggering” event has occurred which would require interim impairment testing. Among other factors, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Based on this assessment the Company did not identify any “triggering” events, which would indicate an impairment of goodwill is more likely than not as of April 3, 2020.

The Company will continue to assess whether a “triggering” event has occurred which would require an interim impairment test and will perform an annual impairment test of goodwill during the fourth quarter. Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Unforeseen negative changes in future business or other market conditions for any of our reporting units including margin compression or loss of business, could cause recorded goodwill to be impaired in the future.

During the performance of a goodwill impairment test, the Company estimates the fair value of its reporting units using a market-based approach and an income approach with each approach given equal weighting. The market-based approach considers trading multiples of earnings before interest, taxes, depreciation and amortization for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent available market sale transactions of comparable businesses. The income approach estimates fair value utilizing a discounted cash flow analysis and requires judgmental assumptions about projected sales growth, future operating margins, discount rates and terminal values.

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows ($ in millions):

	April 3, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$105.2	$8.8	$151.2	$8.9
Pension benefits	8.5	87.0	8.5	89.4
Taxes, income and other	11.4	267.6	39.3	254.0
Contract liabilities	48.1	4.0	52.6	4.4
Sales and product allowances	51.9	0.8	68.8	0.7
Loss contingencies	52.1	28.7	57.5	29.1
Other	106.7	22.6	92.7	12.8
Total	$383.9	$419.5	$470.6	$399.3

NOTE 8.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On September 20, 2019, the Company entered into cross-currency swap derivative contracts with respect to its $650 million senior unsecured term loan facility. These contracts effectively convert the $650 million senior unsecured term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 15. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated and Combined Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2020 to September 2022.

The Company also has foreign currency denominated long-term debt in the amount of €600.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Condensed Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss (see Note 15). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2022. Refer to Note 13 for a further discussion of this loan facility.

The Company uses interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior unsecured term loans. The interest rate swap contracts exchange interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity (see Note 15). Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated and Combined Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2020 to September 2022.

The following table summarizes the notional values as of April 3, 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three months ended April 3, 2020 ($ in millions):

	Notional Amount	(Loss) Gain Recognized in OCI
Interest rate contracts	$650.0	$(11.7)
Foreign currency contracts	650.0	37.0
Foreign currency denominated debt	648.7	24.2
Total	$1,948.7	$49.5

The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three months ended April 3, 2020. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three months ended April 3, 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated and Combined Statements of Cash Flows. The Company did not have any such derivatives during the three months ended March 29, 2019.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified as of April 3, 2020, in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

Derivative assets:
Prepaid expenses and other current assets	$5.8
Other long-term assets	$22.3

Derivative liabilities:
Accrued expense and other liabilities	$1.0
Other long-term liabilities	$10.7

Non-derivative hedging instruments:
Long-term debt	$648.7

NOTE 9. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation; and Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 3, 2020:
Assets:
Cross-currency swap derivative contracts	$—	$28.1	$—	$28.1
Liabilities:
Interest rate swap derivative contracts	$—	$11.7	$—	$11.7
Deferred compensation plans	$—	$7.2	$—	$7.2

December 31, 2019:
Assets:
Interest rate swap derivative contracts	$—	$0.1	$—	$0.1
Liabilities:
Cross-currency swap derivative contracts	$—	$8.9	$—	$8.9
Deferred compensation plans	$—	$7.2	$—	$7.2

Derivative Instruments

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

Deferred Compensation Plans

Certain management employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. All amounts deferred under this plan are unfunded, unsecured obligations and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets (refer to Note 7). Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates on investment options within the Company’s 401(k) program. Amounts voluntarily deferred by employees into the Company stock fund and amounts contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of Company common stock, and therefore are not reflected in the above amounts.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	April 3, 2020
	Carrying Amount	Fair Value
Assets:
Cross-currency swap derivative contracts	$28.1	$28.1

Liabilities:
Interest rate swap derivative contracts	$11.7	$11.7
Long-term debt	$1,546.7	$1,546.7

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair values of cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. PENSION AND OTHER BENEFIT PLANS

The following sets forth the components of the Company’s net periodic benefit cost of the defined benefit pension plans ($ in millions):

Components of net periodic pension cost:

	Three Month Period Ended
($ in millions)	April 3, 2020	March 29, 2019
Service cost	$(2.6)	$(2.3)
Interest cost	(0.4)	(0.5)
Expected return on plan assets	0.9	0.8
Amortization of initial net obligation	(0.1)	(0.1)
Amortization of prior service credit	0.1	—
Amortization of actuarial loss	(0.4)	(0.1)
Net periodic pension cost	$(2.5)	$(2.2)

The net periodic benefit cost during the three month periods ended April 3, 2020 and March 29, 2019, are reflected in the following captions in the accompanying Condensed Consolidated and Combined Statements of Operations ($ in millions):

	Three Month Period Ended
	April 3, 2020	March 29, 2019
Service cost:
Selling, general and administrative expenses	$(2.6)	$(2.3)
Other net periodic pension costs:
Nonoperating income (expense), net	0.1	0.1
Total	$(2.5)	$(2.2)

NOTE 11. WARRANTY

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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2019	$9.6
Accruals for warranties issued during the year	5.2
Payments made	(4.7)
Effect of foreign currency translation	(0.2)
Balance at April 3, 2020	$9.9

NOTE 12. LITIGATION AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, refer to Note 12 of the Company’s Consolidated and Combined Financial Statements as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. The Company’s accrual for legal matters that were probable and reasonably estimable was $81 million and $87 million as of April 3, 2020 and December 31, 2019, respectively, and includes certain estimated costs of settlement and damages.

NOTE 13. DEBT AND CREDIT FACILITIES

The components of the Company’s debt were as follows ($ in millions):

April 3, 2020
Senior unsecured term loan facility due 2022 ($650.0 million aggregate principal amount) (the “Term Loan Facility”)	$648.9
Senior unsecured euro term loan facility due 2022 (€600.0 million aggregate principal amount) (the “Euro Term Loan Facility”)	647.8
Senior unsecured multi-currency revolving credit facility ($250.0 million borrowing capacity) (the “Revolving Credit Facility”)	249.8
Other	3.7
Total debt	1,550.2
Less: current portion	(3.5)
Long-term debt	$1,546.7

Unamortized debt issuance costs totaled $2 million as of April 3, 2020, which have been netted against their respective aggregate principal amounts of the related debt in the table above and are being amortized to interest expense over the term of the debt.

Long-Term Indebtedness

On September 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which Envista borrowed approximately $1.3 billion, consisting of the three-year $650 million Term Loan Facility and the three-year €600 million Euro Term Loan Facility (together with the Term Loan Facility, the “Term Loans”). The Credit Agreement also includes the five-year, $250 million Revolving Credit Facility and together with the Term Loans, the “Senior Credit Facilities”). Pursuant to the Separation Agreement, all of the net proceeds of the Term Loans were paid to Danaher as partial consideration for the Dental business Danaher transferred to Envista, as further discussed in Note 1.

The Revolving Credit Facility includes an initial aggregate principal amount of $250 million with a $20 million sublimit for the issuance of standby letters of credit. The Company has the option to increase the amount available under the Revolving Credit Facility, subject to agreement by the lenders, by up to an additional $200 million in the aggregate. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of April 3, 2020, the Revolving Credit Facility has been fully drawn down.

The interest rates for borrowings under the Term Loan Facility, Euro Term Loan Facility and Revolving Credit Facility were 2.4%, 1.1% and 2.1%, respectively, for the three months ended April 3, 2020. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 8.

The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of April 3, 2020.

On May 6, 2020, the Company entered into an amendment to its Credit Agreement (the “Amendment”) that, among other changes, waives the quarterly-tested leverage covenant and reduces the interest coverage ratio through and including the first quarter of 2021. In connection with this Amendment, the lenders obtained a first priority security interest in substantially all of the Company’s assets. The Amendment also imposes limitations on liens, indebtedness, asset sales, investments and acquisitions. In addition, the Company will be required to maintain a monthly-tested minimum liquidity covenant during the waiver period. The Amendment increases the interest and fees payable under the Credit Agreement for the duration of the period during which the waiver of the debt covenants remains in effect. Substantially all terms of the Credit Agreement revert back to the original terms as soon as the Company submits a quarterly compliance certificate with debt covenants at pre-Amendment levels. The Company incurred fees aggregating $3 million in connection with this Amendment.

NOTE 14. STOCK TRANSACTIONS

Capital Stock

Under the Company’s amended and restated certificate of incorporation, as of September 20, 2019, the Company’s authorized capital stock consists of 500 million shares of common stock with a par value of $0.01 per share and 15 million shares of preferred stock with no par value per share. On September 17, 2019, the Company issued shares of the Company’s common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company, which, together with the 100 shares of the Company’s common stock previously held by Danaher resulted in Danaher owning 127.9 million shares of the Company’s common stock. On September 20, 2019, the Company completed its IPO resulting in the issuance of an additional 30.8 million shares of its common stock. No preferred shares were issued or outstanding as of April 3, 2020.

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

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs		Total Accumulated Other Comprehensive Loss
Three Months Ended April 3, 2020
Balance at December 31, 2019	$(116.4)	$0.1	$(27.9)		$(144.2)
Other comprehensive loss before reclassifications:
Decrease	(22.1)	(11.7)	—		(33.8)
Income tax impact	(15.1)	2.8	—		(12.3)
Other comprehensive loss before reclassifications, net of income taxes	(37.2)	(8.9)	—		(46.1)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.5	(a)	0.5
Income tax impact	—	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.4		0.4
Net current period other comprehensive (loss) income, net of income taxes	(37.2)	(8.9)	0.4		(45.7)
Balance at April 3, 2020	$(153.6)	$(8.8)	$(27.5)		$(189.9)
______________

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (refer to Note 10 for additional details).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs		Total Accumulated Other Comprehensive Loss
Three Months Ended March 29, 2019
Balance at December 31, 2018	$(74.3)	$—	$(3.9)		$(78.2)
Other comprehensive loss before reclassifications:
Decrease	(37.8)	—	—		(37.8)
Income tax impact	—	—	—		—
Other comprehensive loss before reclassifications, net of income taxes	(37.8)	—	—		(37.8)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.2	(a)	0.2
Income tax impact	—	—	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.1		0.1
Net current period other comprehensive (loss) income, net of income taxes	(37.8)	—	0.1		(37.7)
Balance at March 29, 2019	$(112.1)	$—	$(3.8)		$(115.9)
______________

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (refer to Note 10 for additional details).

NOTE 16. REVENUE

The following table presents the Company’s revenues disaggregated by geographical region for the three months ended April 3, 2020 and March 29, 2019 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, have experienced extended periods of accelerated growth in gross domestic product and infrastructure, which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Specialty Products & Technologies	Equipment & Consumables	Total
Three Months Ended April 3, 2020
Geographical region:
North America	$128.3	$141.5	$269.8
Western Europe	62.7	57.9	120.6
Other developed markets	21.2	16.4	37.6
Emerging markets	60.4	58.8	119.2
Total	$272.6	$274.6	$547.2

Three Months Ended March 29, 2019
Geographical region:
North America	$149.6	$148.9	$298.5
Western Europe	89.4	70.7	$160.1
Other developed markets	22.8	17.6	$40.4
Emerging markets	87.0	73.7	160.7
Total	$348.8	$310.9	$659.7

Sales by major product group ($ in millions):

	Three Months Ended
	April 3, 2020	March 29, 2019
Consumables	$377.9	$460.8
Equipment	169.3	198.9
Total	$547.2	$659.7

Remaining Performance Obligations

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) requires disclosure of remaining performance obligations that represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.

As of April 3, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $21 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities

The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of April 3, 2020, and December 31, 2019, the contract liabilities were $52 million and $57 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the three months ended April 3, 2020 and March 29, 2019 that was included in the contract liability balance on December 31, 2019 and December 31, 2018, was $22 million and $20 million, respectively.

Significant Customers

Sales to the Company’s largest customer were 9% and 10% of sales in the three months ended April 3, 2020 and March 29, 2019, respectively. No other individual customer accounted for more than 10% of sales in the three months ended April 3, 2020 and March 29, 2019. Accounts receivable from this customer was 8% and 6% of total receivables as of April 3, 2020 and December 31, 2019, respectively.

Seasonality

Based on historical experience, the Company generally has more sales in the second half of the calendar year than in the first half of the calendar year, with the first quarter typically having the lowest sales of the year. Based on historical customer buying patterns, the Company generally has more sales in the fourth quarter than in any other quarter of the year, driven in particular by capital spending in the Equipment & Consumables segment. As a result of this seasonality in sales, profitability in the Equipment & Consumables segment also tends to be higher in the second half of the year. There are no assurances that these historical trends will continue in the future.

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

The Company initiated productivity improvements and restructuring related activities during the three months ended April 3, 2020, as summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance at December 31, 2019	$5.6	$—	$5.6
Costs incurred	9.0	3.3	12.3
Paid/settled	(4.0)	(0.1)	(4.1)
Balance at April 3, 2020	$10.6	$3.2	$13.8

Productivity improvement and restructuring related charges recorded for the three months ended April 3, 2020 and March 29, 2019, by segment were as follows ($ in millions):

	Three Months Ended
	April 3, 2020	March 29, 2019
Specialty Products & Technologies	$0.8	$(0.3)
Equipment & Consumables	10.8	2.3
Other	0.7	—
Total	$12.3	$2.0

The productivity improvement and restructuring related charges incurred during the three months ended April 3, 2020 and March 29, 2019, are reflected in the following captions in the accompanying Condensed Consolidated and Combined Statements of Operations ($ in millions):

	Three Months Ended
	April 3, 2020	March 29, 2019
Cost of sales	$2.8	$0.9
Selling, general and administrative expenses	9.5	1.1
Total	$12.3	$2.0

NOTE 18. INCOME TAXES

Prior to the Split-Off, the Company’s operating results were included in Danaher’s various consolidated U.S. federal and certain state income tax returns, as well as certain non-U.S. returns. For periods prior to the Split-Off, the Company’s Condensed Consolidated and Combined Financial Statements reflect income tax expense and deferred tax balances as if the Company had filed tax returns on a standalone basis separate from Danaher. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for periods prior to the Split-Off.

The Company’s effective tax rate of 39.0% and 15.8% for three months ended April 3, 2020 and March 29, 2019, respectively, differs from the U.S. federal statutory rate of 21.0%, primarily due to the Company’s geographical mix of earnings including the impact of COVID-19 in the three months ended April 3, 2020.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has not identified material impacts to the quarterly provision as of April 3, 2020 and does not anticipate that the provisions of the CARES Act will impact income taxes in 2020. The Company will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.

NOTE 19.  (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company.

The Company’s issuance of shares of its common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company on September 17, 2019, together with the 100 shares of the Company’s common stock previously held by Danaher, resulted in 127.9 million shares of the Company’s common stock being held by Danaher, which are being utilized for the calculation of both basic and diluted earnings per share for the three months ended March 29, 2019. In connection with the IPO, an additional 30.8 million shares were issued on September 20, 2019.

For periods prior to the Separation, the Company’s stock-based compensation expense includes expense for Danaher equity awards granted to certain of the Company’s employees. As these equity awards related to Danaher common stock, rather than common stock of the Company, the calculation of diluted earnings per share does not include the potential dilutive impact of these equity awards for periods prior to the Split-Off. At the time of the Split-Off, the equity awards held by certain employees to purchase Danaher shares were converted into equity awards to purchase the Company’s shares and the converted equity awards are included in the Company’s calculation of diluted earnings per share in periods where the Company has net income.

The table below presents the computation of basic and diluted (loss) earnings per share:

	Three Months Ended
	April 3, 2020	March 29, 2019
Numerator:
Net (loss) income	$(17.2)	$37.9

Denominator:
Weighted-average common shares outstanding used in basic and diluted (loss) earnings per share	159.2	127.9

(Loss) earnings per share:
Basic and diluted	$(0.11)	$0.30

Since the Company was in a net loss position for the three months ended April 3, 2020, no shares reserved for issuance upon exercise of stock options or vesting of restricted stock units were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

NOTE 20. SEGMENT INFORMATION

The Company operates and reports its results in two separate business segments, the Specialty Products & Technologies and Equipment & Consumables segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income (expense) and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at consolidated totals.

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

Segment related information is shown below ($ in millions):

	Three Months Ended
	April 3, 2020	March 29, 2019
Sales:
Specialty Products & Technologies	$272.6	$348.8
Equipment & Consumables	274.6	310.9
Total	$547.2	$659.7

Operating (loss) profit and reconciliation to (loss) income before income taxes:
Specialty Products & Technologies	$7.8	$66.1
Equipment & Consumables	(19.3)	(12.2)
Other	(13.5)	(9.0)
Operating (loss) profit	(25.0)	44.9
Nonoperating income (expense):
Other income	0.1	0.1
Interest expense, net	(3.3)	—
(Loss) income before income taxes	$(28.2)	$45.0

	April 3, 2020	December 31, 2019
Identifiable assets:
Specialty Products & Technologies	$3,661.7	$3,662.5
Equipment & Consumables	2,188.4	2,256.6
Other	390.8	239.2
Total	$6,240.9	$6,158.3

NOTE 21. SUBSEQUENT EVENT

Subsequent to April 3, 2020, the Company committed to a plan to exit a portion of its treatment unit business, which is part of the Equipment & Consumables segment, as part of its strategy to structurally improve its margins. In accordance with ASC 360, Property, Plant and Equipment, these assets are classified as assets held-for-use until they are disposed of. The Company will continue to evaluate these assets for potential impairment until they are disposed of, which is expected to be by the end of the quarter ending July 3, 2020. While the Company will write-off a majority of the assets, the land and buildings will be reclassified as held-for-sale by the end of the quarter ending July 3, 2020. Based on a preliminary assessment, the Company believes that it may record an impairment charge of $19 million to $24 million and a restructuring charge related to severance and other exit activities of $8 million to $10 million in the quarter ending July 3, 2020.

NOTE 22. RELATED-PARTY TRANSACTIONS

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

The Company has historically operated as part of Danaher and not as a separate, publicly-traded company. Accordingly, Danaher has allocated certain shared costs to the Company that are reflected as expenses in these Condensed Consolidated and Combined Financial Statements for the periods prior to Separation. Management considers the allocation methodologies used by Danaher to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the Condensed Consolidated and Combined Financial Statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses the Company will incur in the future.

Following the Split-Off, Danaher no longer owns any of the Company’s outstanding common stock and is no longer a related party and the Company no longer considers transactions with Danaher as related party transactions.
Corporate Expenses

Certain corporate overhead and shared expenses incurred by Danaher and its subsidiaries have been allocated to the Company and are reflected in the Condensed Consolidated and Combined Statements of Operations. These amounts include, but were not limited to, items such as general management and executive oversight, costs to support Danaher information technology infrastructure, facilities, compliance, human resources and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives and stock based compensation administration. These costs were allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies included the Company’s relative share of revenues, headcount or functional spend as a percentage of the total.

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

After the Separation there were no related-party expenses allocated to the Company. The amounts of related-party expenses allocated to the Company from Danaher for the three months ended March 29, 2019, were as follows ($ in millions):

Three Months Ended
March 29, 2019
Allocated corporate expenses	$7.6
Directly related charges:
Insurance programs expenses	0.9
Medical insurance programs expenses	12.2
Deferred compensation program expenses	0.3
Total related-party expenses	$21.0

Revenue and other transactions entered into in the ordinary course of business
Certain of the Company’s revenue arrangements relate to contracts entered into in the ordinary course of business with Danaher and Danaher affiliates. The amount of related-party revenue was not significant for the three months ended March 29, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our Condensed Consolidated and Combined Financial Statements and related notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, our consolidated and combined financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Envista Holdings Corporation and its consolidated subsidiaries.

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations; projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the impact of the COVID-19 pandemic, the conditions in the global economy, the markets served by us and the financial markets, developments and uncertainties in U.S. policy stemming from the U.S. administration, such as changes in U.S. trade and tariff policies and the reaction of other countries thereto, contractions or growth rates and cyclicality of markets we serve, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, significant restrictions and/or potential liability based on tax implications of transactions with Danaher, security breaches or other disruptions of our information technology systems or violations of data privacy laws, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to potential impairment of goodwill and other intangible assets, currency exchange rates, tax audits and changes in our tax rate and income tax liabilities, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, our ability to implement and maintain effective internal control over financial reporting, risks relating to product, service or software defects, risks relating to product manufacturing, the impact of our debt obligations on our operations and liquidity, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, the impact of regulation on demand for our products and services, labor matters, international economic, political, legal, compliance and business factors (including the impact of the United Kingdom’s decision to leave the EU), disruptions relating to war, terrorism, man-made and natural disasters, public health issues and other events, pension plan costs, our ability to attract, develop and retain talented executives and other key employees, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2019 10-K and this Quarterly Report on Form 10-Q.

Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements contained herein speak only as of the date of this Quarterly Report. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

BASIS OF PRESENTATION

The accompanying Condensed Consolidated and Combined Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated and Combined Financial Statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with our business have been included in the Condensed Consolidated and Combined Financial Statements. Prior to the Separation, our Condensed Consolidated and Combined Financial Statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to us and allocations of related assets, liabilities, and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 22 to our Condensed Consolidated and Combined Financial Statements. Following the Separation, our Condensed Consolidated Financial Statements include our accounts and our wholly owned subsidiaries and no longer include any allocations of expenses from Danaher to us.

Our Condensed Consolidated and Combined Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.

We have incurred and will continue to incur additional costs as a separate public company. As a separate public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from Danaher. These additional costs are primarily for the following:

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

During the three months ended April 3, 2020 and year ended December 31, 2019, sales derived from customers outside of the United States were 55% and 56%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

As a result of our geographic and product line diversity, we face a variety of opportunities and challenges, including rapid technological development in most of our served markets, the expansion and evolution of opportunities in emerging markets, trends and costs associated with a global labor force, consolidation of our competitors and increasing regulation. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to expand our business in emerging geographies and emerging market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality and effectively address the demands of an increasingly regulated global environment. We are making investments to address the rapid pace of technological change in our served markets and to globalize our manufacturing, research and development and customer-facing resources (particularly in emerging markets and our dental implant business) in order to be responsive to our customers throughout the world and improve the efficiency of our operations.

We operate in two business segments: Specialty Products & Technologies and Equipment & Consumables. Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; and restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Key Trends and Conditions Affecting Our Results of Operations

There have been no material changes to the key trends and conditions affecting our results of operations that were disclosed in our 2019 10-K, other than the impact of COVID-19.

The continuing global spread of COVID-19 has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, our dental customers, other businesses, our communities and governments are taking to mitigate the spread of the virus. The impact of COVID-19 and measures to prevent its spread are affecting our businesses in several ways as follows:

Employees and Customers

We value the safety of our employees and customers and have leveraged our technological resources to institute work-from-home arrangements for most of our employees and to continue interacting with our customers on a remote basis where possible. We have implemented social distancing guidelines, staggered shifts and more frequent disinfection processes for employees that need to be in manufacturing locations, offices or interact with customers to help ensure their safety. We have expanded the availability of our virtual training and education for our customers. Our employees have donated thousands of masks and other personal protective equipment to their local communities worldwide. In China, we were one of the first to donate infection prevention products to the Wuhan government and our Orascoptic business has donated eye protection to hundreds of healthcare professionals in the United States. Metrex, our infection control and prevention business, has been providing products to help our customers maintain proper disinfection protocols.

Prioritization of Business Activities

In response to the COVID-19 pandemic, we have increased our investment in our infection control and prevention business by doubling shipments of medical grade disinfectant products and are further increasing our investment to expand capacity by the end of June 2020.

We continue transforming our portfolio by investing in our implant and clear aligner products and also making investments in emerging markets. The cost reduction initiatives we have taken and will continue to undertake in the future, allow us to further invest in this growth strategy, which in turn we believe should improve our margins.

We made significant progress on the regulatory approval of N1 and are on track with our current timeline for availability in Europe in 2020. Our Nobel Biocare business has obtained the EU Medical Device Regulation (“MDR”) Quality Management System certification and is one of the first in the dental industry to do so. This is an important milestone for Nobel Biocare and shows that we are on track in our efforts to achieve MDR certification for our full portfolio of products.

Results of Operations

In response to COVID-19, many dental associations globally have recommended that dental practices delay elective procedures and only perform emergency procedures. These measures may remain in place for a significant period of time in certain regions and are likely to continue to adversely affect our business, results of operations and financial condition. There have been widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures. As a result, our sales have been significantly negatively impacted, which has led to a temporary reduction in our manufacturing capacity as we have idled certain manufacturing facilities and furloughed the employees that work at the idled facilities in response. In addition, we have implemented various temporary cost reduction initiatives, which have included employee furloughs throughout the Company, implementing pay reductions, reducing discretionary spending, delaying capital expenditures and eliminating all non-essential business travel. We have also accelerated and increased our planned structural spending reduction programs that we believe will be substantially completed by the end of 2020.

We expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, to be dependent on the length of time that such disruptions continue which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic and the impact of governmental regulations that are imposed in response to the pandemic. Moreover, efforts to slow or prevent a recurrence of the spread of the virus are likely to continue to curtail the operations of our customers and their patients for an indeterminate period of time, impacting our operations as purchasing decisions are delayed or lost, increasing logistical complexities as a result of closed customer offices, sales and marketing efforts are postponed, and manufacturing operations are curtailed to adjust to declining sales.
Our businesses could also be impacted should the disruptions from COVID-19 lead to changes in consumer behavior and spending and our business may be particularly susceptible to these changes as a material portion of our products may be viewed as discretionary purchases and therefore more susceptible to any global or regional recession that may result from efforts to prevent or delay the spread of the virus. Additionally, the COVID-19 impact on the capital markets could affect our cost of borrowing and our ability to raise additional capital. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our manufacturing facilities. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.

Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain. We currently expect our results of operations for the second quarter of 2020 to be most significantly impacted. However, because of the dynamic nature of the crisis, we cannot accurately predict the extent or duration of the impacts of the COVID-19 pandemic.

Liquidity

In March of 2020, we drew down $250 million, the full amount available under the Revolving Credit Facility. On May 6, 2020, we entered into the Amendment that, among other changes as described in Note 13 to our Condensed Consolidated and Combined Financial Statements in this Quarterly Report on Form 10-Q, waives the quarterly-tested leverage covenant and reduces the interest coverage ratio through and including the first quarter of 2021. We believe this Amendment and the proceeds from the Revolving Credit Facility provide us with the appropriate level of flexibility to manage our operations. In future periods, the COVID-19 pandemic and its impact on the capital markets could impact our ability to obtain future financing.

As noted above, we are aligning our cost structure to the realities of the current operating environment. In the short term, we are focusing on actions to preserve liquidity by implementing pay cuts, furloughs and actively managing all discretionary spending. We are also taking additional actions to improve the long-term financial structure of the business.

Further, we plan to utilize certain provisions of the CARES Act enacted by the U.S. Government to provide additional short-term liquidity, including relief from employer payroll tax remittance, and we are evaluating other potential income tax impacts of the CARES Act. We are also evaluating provisions of similar legislation in other countries.

Acquisitions

Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.

On January 21, 2020, we acquired all of the shares of Matricel for cash consideration of approximately $45 million. Matricel, a German company, is a provider of biomaterials used in dental applications and is part of our Specialty Products and Technologies segment. For the three months ended April 3, 2020, Matricel’s revenue and earnings were not material to our Condensed Consolidated and Combined Statements of Operations.

Currency Exchange Rates

On a period-over-period basis, currency exchange rates negatively impacted reported sales by approximately 1.5% for the three months ended April 3, 2020, compared to the comparable period of 2019, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

UK’s Referendum Decision to Exit the EU

In a referendum on June 23, 2016, voters approved for the United Kingdom (“UK”) to exit the European Union (“EU”). A withdrawal agreement negotiated by and between the UK prime minister and the EU was ratified by the UK parliament in December 2019. The UK exited the EU on January 31, 2020.  A transition period began and business will remain as usual while the UK remains in the EU customs union until December 31, 2020.  There is uncertainty as to what will occur after the December 31st deadline and the nature of the UK’s future relationship with the EU is still unclear. We continue to monitor the status of Brexit and plan for potential impacts. To mitigate the potential impact of Brexit on the import of goods to the UK, we have adapted our supply chain and financial flows accordingly, and will temporarily increase our level of inventory within the UK if required. The ultimate impact of Brexit on our financial results is uncertain. For additional information, refer to “Item 1A. Risk Factors—General Risks” in our 2019 10-K.

Public Company Expenses

As a result of the Separation, we are subject to the Sarbanes-Oxley Act and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are now required to have additional procedures and practices as a separate public company. As a result, we have incurred and will continue to incur additional personnel and corporate governance costs, including internal audit, investor relations, stock administration and regulatory compliance costs.

Envista Business Systems

Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of Envista Business Systems (“EBS”). We believe our deep-rooted commitment to EBS helps drive our market leadership and differentiates us in the dental products industry. EBS encompasses not only lean tools and processes, but also methods for driving growth, innovation and leadership. Within the EBS framework, we pursue a number of ongoing strategic initiatives relating to customer insight generation, product development and commercialization, efficient sourcing, and improvement in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

Non-GAAP Measures

In this report, references to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to U.S. GAAP, but excluding:

•	sales from acquired businesses;

•	sales from discontinued products; and

•	the impact of currency translation.

References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition.

Sales from discontinued products includes major brands or products that we have made the decision to discontinue as part of a portfolio restructuring. Discontinued brands or products consist of those which we (1) are no longer manufacturing, (2) are no longer investing in the research or development of, and (3) expect to discontinue all significant sales of within one year from the decision date to discontinue. The portion of sales attributable to discontinued brands or products is calculated as the net decline of the applicable discontinued brand or product from period-to-period.

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

RESULTS OF OPERATIONS

As discussed above, the COVID-19 pandemic has adversely impacted our overall results of operations for the three months ended April 3, 2020.

	Three Months Ended
($ in millions)	April 3, 2020		March 29, 2019		$ Variance	% Change
Sales	$547.2	100.0%	$659.7	100.0%	(112.5)	(17.1)%
Cost of sales	268.8	49.1%	296.6	45.0%	(27.8)	(9.4)%
Gross profit	278.4	50.9%	363.1	55.0%	(84.7)	(23.3)%
Operating costs:
SG&A expenses	268.7	49.1%	274.9	41.7%	(6.2)	(2.3)%
R&D expenses	34.7	6.3%	43.3	6.6%	(8.6)	(19.9)%
Operating (loss) profit	(25.0)	(4.6)%	44.9	6.8%	(69.9)	(155.7)%
Nonoperating income (expense), net
Other income	0.1	—%	0.1	—%	—	NM
Interest expense, net	(3.3)	(0.6)%	—	—%	(3.3)	NM
(Loss) earnings before income taxes	(28.2)	(5.2)%	45.0	6.8%	(73.2)	(162.7)%
Income tax (benefit) expense	(11.0)	(2.0)%	7.1	1.1%	(18.1)	(254.9)%
Net (loss) income	$(17.2)	(3.1)%	$37.9	5.7%	(55.1)	(145.4)%

Effective tax rate	39.0%		15.8%

SALES

% Change Three Month Period Ended April 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	(17.1)%
Less the impact of:
Acquisitions	(0.2)%
Discontinued products	0.9%
Currency exchange rates	1.8%
Core sales growth (non-GAAP)	(14.6)%

Through the first two months of the quarter, we had core sales growth of mid-single digits, however, as a result of the COVID-19 pandemic, core sales growth for the three months ended April 3, 2020, decreased 14.6%, compared to the comparable period of 2019. We estimate that our core sales decreased by approximately 16.0% due to the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, there have been widespread temporary closures of dental practices around the world, except to perform emergency procedures, impacting our sales. Geographically, the decrease in core sales growth was primarily due to lower core sales in Western Europe, North America and China during the three months ended April 3, 2020 as compared to the comparable period of 2019. Core sales in developed markets decreased in the low teens during the three months ended April 3, 2020, as compared to the comparable period of 2019, primarily due to declines in Western Europe and North America. Core sales in emerging markets decreased in the low twenties during the three months ended April 3, 2020, as compared to the comparable period of 2019, led primarily due to a decline in China, the first country impacted by COVID-19. Price negatively impacted sales growth by 0.3% on a period-over-period basis in the three months ended April 3, 2020 and is reflected as a component of core sales growth.

COST OF SALES AND GROSS PROFIT

The decrease in cost of sales during the three months ended April 3, 2020, as compared to the comparable period in 2019 was primarily due to lower sales as a result of the COVID-19 pandemic and the impact of foreign currency exchange rates. As a result of an expected decrease in overall demand in the second quarter of 2020, we expect that our production facilities will run at less than normal capacity. Accordingly, certain labor and fixed production overhead costs will be expensed as incurred, significantly reducing our gross profit margin.

The decrease in gross profit margin during the three months ended April 3, 2020, as compared to the comparable period in 2019 was due primarily to lower sales as a result of the COVID-19 pandemic, an unfavorable sales mix and the impact of foreign currency exchange rates.

OPERATING EXPENSES

The increase in SG&A expenses as a percentage of sales for the three months ended April 3, 2020, as compared to the comparable period of 2019 was primarily due to lower sales, restructuring and productivity improvement expenses, and incremental public company costs, partially offset by lower sales and marketing spend and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

The decrease in R&D expenses as a percentage of sales for the three months ended April 3, 2020, as compared to the comparable period of 2019 was primarily due to a decrease in spending on product development initiatives, partially offset by lower sales.

OPERATING (LOSS) PROFIT

Operating loss margin was 4.6% for the three months ended April 3, 2020, as compared to an operating profit margin of 6.8% for the comparable period of 2019. The following factors impacted period-over-period operating profit margin comparisons:

•
Lower sales primarily due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, incremental corporate costs and the impact of foreign currency exchange rates, partially offset by lower sales and marketing spend, and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

NONOPERATING INCOME (EXPENSE), NET

The Company disaggregates the service cost component of net periodic benefit costs from the other components of net periodic benefit costs and presents the other components of net periodic benefit costs in nonoperating income (expense), net. The other components of net periodic benefit costs included in nonoperating income (expense), were $0.1 million for both the three months ended April 3, 2020 and March 29, 2019.

INTEREST EXPENSE, NET

The increase in interest expense for the three months ended April 3, 2020, as compared to the comparable period in 2019, is due to our outstanding debt of $1.5 billion. In conjunction with the Separation, we entered into the Credit Agreement, the proceeds of which were used to pay Danaher consideration for the transfer of the Dental business to us. No borrowings existed during the three months ended March 29, 2019. For a discussion of our outstanding indebtedness, refer to Note 13 to our Condensed Consolidated and Combined Financial Statements in this Quarterly Report on Form 10-Q.

INCOME TAXES

Our effective tax rate of 39.0% and 15.8% for the three months ended April 3, 2020 and March 29, 2019, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to our geographical mix of taxable earnings, including the impact of COVID-19 in the three months ended April 3, 2020.

Our effective tax rate of 39.0% for three months ended April 3, 2020, was higher compared to the comparable period in 2019 due to a change in our geographical mix of earnings primarily due to the impact of the pretax loss as a result of COVID-19 in the three months ended April 3, 2020 and a reduction in certain discrete tax benefits.

COMPREHENSIVE (LOSS) INCOME

For the three months ended April 3, 2020, comprehensive loss was $63 million as compared to comprehensive income of $0.2 million for the comparable period of 2019. The decrease was primarily due to a net loss and unrealized losses related to our interest rate swap derivative contracts.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS

Sales by business segment were as follows ($ in millions):

	Three Months Ended
	April 3, 2020	March 29, 2019
Specialty Products & Technologies	$272.6	$348.8
Equipment & Consumables	274.6	310.9
Total	$547.2	$659.7

SPECIALTY PRODUCTS & TECHNOLOGIES

Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.

Specialty Products & Technologies Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2020	March 29, 2019
Sales	$272.6	$348.8
Operating profit	$7.8	$66.1
Operating profit as a % of sales	2.9%	19.0%

Core Sales Growth

% Change Three Month Period Ended April 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	(21.8)%
Less the impact of:
Acquisitions	(0.4)%
Discontinued products	1.3%
Currency exchange rates	1.5%
Core sales growth (non-GAAP)	(19.4)%

We estimate that our core sales decreased by approximately 22.0% due to the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, there have been widespread temporary closures of dental practices around the world, except to perform emergency procedures, impacting our sales. Geographically, the decrease in core sales growth was primarily due to lower core sales in Western Europe, North America and China. Core sales decreased for implant systems and orthodontic products in most of the markets we serve as result of the COVID-19 pandemic. Price in the segment negatively impacted sales growth by 0.5% on a period-over-period basis in the three months ended April 3, 2020 and is reflected as a component of core sales growth.

Operating profit margin decreased 1,610 basis points during the three months ended April 3, 2020, as compared to the comparable period of 2019. The following factors impacted period-over-period operating profit margin comparisons:

•
Lower sales with an unfavorable sales mix, restructuring and productivity improvement expenses and the impact of foreign currency exchange rates, partially offset by lower sales and marketing spend, and incremental period over period savings associated with restructuring and productivity improvement actions taken in prior periods.

EQUIPMENT & CONSUMABLES

Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; and restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Equipment & Consumables Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2020	March 29, 2019
Sales	$274.6	$310.9
Operating profit	$(19.3)	$(12.2)
Operating profit as a % of sales	(7.0)%	(3.9)%

Core Sales Growth

% Change Three Month Period Ended April 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	(11.7)%
Less the impact of:
Discontinued products	0.4%
Currency exchange rates	2.1%
Core sales growth (non-GAAP)	(9.2)%

We estimate that our core sales decreased by approximately 10.0% due to the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, there have been widespread temporary closures of dental practices around the world, except to perform emergency procedures, impacting our sales. Geographically, the decrease in core sales growth was primarily due to lower core sales in Western Europe, North America and China. Core sales of equipment and traditional consumables decreased in most of the markets we serve as a result of the COVID-19 pandemic. Price in the segment was flat on a period-over-period basis in the three months ended April 3, 2020 and is reflected as a component of core sales growth.

Operating profit margin decreased 310 basis points during the three months ended April 3, 2020 as compared to the comparable period in 2019. The following factors impacted year-over-year operating profit margin comparisons:

•
Lower sales with an unfavorable sales mix, restructuring and productivity improvement expenses and the impact of foreign currency exchange rates, partially offset by lower sales and marketing and R&D spend, and incremental period over period savings associated with restructuring and productivity improvement actions taken in prior periods.

INFLATION
The effect of inflation on our sales and net (loss) income was not significant for the three months ended April 3, 2020 and March 29, 2019.

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

We depend on cash flow from operations, cash on hand and funds available under our Revolving Credit Facility, which was fully drawn down on in March 2020, and in the future, we may depend on other debt financings and equity financings to finance our acquisition strategy, working capital needs and capital expenditures. While we expect to experience reduced cash flow from operations as a result of decreased revenues during the current operating environment, we believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, or sell assets. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all, which may be exacerbated due to the impact of the COVID-19 pandemic on the debt and equity markets. Significant delays in our ability to finance acquisitions or capital expenditures may materially and adversely affect our future sales prospects. In addition, we cannot ensure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. The Credit Agreement also restricts our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Three Months Ended
($ in millions)	April 3, 2020	March 29, 2019
Net cash used in operating activities	$(62.3)	$(9.0)

Acquisitions, net of cash acquired	$(41.6)	$—
Payments for additions to property, plant and equipment	(13.6)	(15.6)
Proceeds from sales of property, plant and equipment	—	0.3
All other investing activities	3.8	—
Net cash used in investing activities	$(51.4)	$(15.3)

Proceeds from borrowings	$249.8	$—
Repayment of borrowings	(0.1)	—
Stock-based compensation activity	3.3	—
Net transfers from Former Parent	—	24.3
All other financing activities	5.5	—
Net cash provided by financing activities	$258.5	$24.3

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash used in operating activities was $62 million during the three months ended April 3, 2020 as compared to $9 million in the comparable period in 2019. The increase in cash used in operating activities was primarily due to a net loss, partially offset by higher levels of cash provided by working capital and lower levels of prepaid expenses and other assets on a period-over-period basis.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities increased by $36 million during the three months ended April 3, 2020, as compared to the comparable period in 2019. The increase was primarily due to the acquisition of Matricel in January 2020, partially offset by lower purchases of property, plant and equipment.

Financing Activities and Indebtedness

Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings, the issuance of common stock and transfers from Danaher prior to the Separation.

Net cash provided by financing activities was $259 million during the three months ended April 3, 2020, compared to $24 million for the comparable period of 2019. The period-over-period increase was primarily due to drawing down the full amount available under the Revolving Credit Facility in March 2020. Furthermore, we had received net transfers from Former Parent in the prior year period.

For a description of our outstanding debt as of April 3, 2020, the Senior Credit Facilities and the Amendment we entered into in May 2020, refer to Note 13 to our Condensed Consolidated and Combined Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs through operating cash flow and cash and cash equivalents on hand as of April 3, 2020.

Cash and Cash Requirements

Until the Separation, we were dependent upon Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because we were part of Danaher for the periods prior to Separation, no cash, cash equivalents and borrowings were included in our Condensed and Combined Financial Statements for periods prior to the Separation. For all periods prior to the Separation, other financial transactions relating to our business operations were accounted for through our former parent investment, net account.

As of April 3, 2020, we held $354 million of cash and equivalents that were held on deposit with financial institutions. Of this amount, $226 million was held within the United States and $128 million was held outside of the United States. To preserve cash during these uncertain economic times, we have implemented various temporary cost reduction initiatives and have also accelerated and increased a planned spending reduction program that we believe will be substantially completed by the end of 2020. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See Part II, Other Information, Item 1A. Risk Factors.

While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. The cash that our non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable.
As of April 3, 2020, we believe that we have sufficient sources of liquidity to satisfy our cash needs, including our cash needs in the United States.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended April 3, 2020, other than our borrowings under our Revolving Credit Facility. For a discussion of our contractual obligations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in the 2019 10-K.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2019 10-K that would have a material impact on the Company’s Condensed Consolidated and Combined Financial Statements.

Amendment to Credit Agreement

On May 6, 2020, we entered into the Amendment to our Credit Agreement that, among other changes, waives the quarterly-tested leverage covenant and reduces the interest coverage ratio to 2.00 to 1.00 through and including the first quarter of 2021. In connection with this Amendment, the lenders obtained a first priority security interest in substantially all of our assets. The Amendment also imposes limitations on liens, indebtedness, asset sales, investments and acquisitions. In addition, we will be required to maintain a monthly-tested minimum liquidity covenant of $125 million during the waiver period. The Amendment increases the interest and fees payable under the Credit Agreement for the duration of the period during which the waiver of the debt covenants remains in effect. Substantially all terms of the Credit Agreement revert back to the original terms as soon as we submit a quarterly compliance certificate with debt covenants at pre-Amendment levels.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes to our critical accounting estimates described in the 2019 10-K that have had a material impact on our Condensed Consolidated and Combined Financial Statements. However, we adopted ASC 326 on January 1, 2020, which requires us to estimate the allowance for credit losses using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. If actual results are not consistent with management’s estimates and assumptions used for valuation allowances, contingencies, potential impairments, revenue recognition and income taxes, the related account balances may be overstated or understated and a charge or credit to net income (loss) may be required.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2019 10-K. There were no material changes to this information reported in our 2019 10-K during the quarter ended April 3, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2019 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2019 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 10-K, which could materially affect our business, financial position, or future results of operations. The risks described in our 2019 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our 2019 10-K.

Risks Related to Our Business

The COVID-19 pandemic has had and could continue to have a material adverse effect on our business and results of operations.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of COVID-19. To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our revenues and expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. The majority of dental practices around the world have temporarily closed due to the pandemic and those that remain open are generally delaying elective procedures and only performing emergency procedures. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products. In addition, our customers may delay or cancel orders even after dental practices open again in response to economic disruption related to COVID-19.

As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel and distribute our products, temporary closures of most of our facilities, as well as reduction in access to our customers due to prolonged shelter-in-place and/or self-quarantine mandates. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which has instituted shelter-in-place orders applicable to our employees in that region. As more business and activities have shifted on-line and most of our employees are working remotely due to these restrictions, we may also be more vulnerable to cyber security threats and attempts to breach our security networks. These unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally, including the deferral of elective dental procedures and social distancing measures, have had, and will continue to have, a significant negative impact on our operations and financial results.

Moreover, efforts to slow or prevent a recurrence of the spread of the virus are likely to continue to curtail the operations of our customers and their patients for an indeterminate period of time, impacting our operations as purchasing decisions are delayed or lost, increasing logistical complexities as a result of closed customer offices, sales and marketing efforts are postponed, and manufacturing operations are curtailed to adjust to declining sales. Our businesses could also be impacted should the disruptions from COVID-19 lead to changes in consumer behavior and spending and our business may be particularly susceptible to these changes as a material portion of our products may be viewed as discretionary purchases and therefore more susceptible to any global or regional recession that may result from efforts to prevent or delay the spread of the virus. Additionally, the COVID-19 impact on the capital markets could affect our cost of borrowing and our ability to raise additional capital. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our manufacturing facilities. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.

Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. We currently expect our results of operations for the second quarter of 2020 to be most significantly impacted. However, because of the dynamic nature of the crisis, we cannot accurately predict the extent or duration of the impacts of the COVID-19 pandemic.

In response to the negative impact of COVID-19 on the Company’s business, we have implemented various temporary cost reduction initiatives. These actions, as they relate to the Company's manufacturing operations, could reduce the efficiency of our manufacturing operations and could further adversely affect our results of operations. Future cost savings initiatives and other measures related to stopping the spread of COVID-19 could also adversely affect our research and development activities, which could negatively impact our growth strategies. As a result of the COVID-19 pandemic, we may experience delays in obtaining regulatory clearances and approvals to market our products.

As part of our efforts to reduce costs to mitigate the impact of COVID-19 on the Company, we have taken several actions related to our employees, including implementing temporary furloughs and reduced work schedules for a substantial number of our employees, implementing pay reductions, and reducing our overall workforce. Such steps, and further changes we may make in the future to reduce costs, may negatively impact our ability to attract and retain employees. For example, if furloughed employees do not return to work with us, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through bargaining relating to the shut down and/or reopening of our operations, or otherwise. We could also be materially adversely affected if we are unable to effectively address employment-related matters, including any employment-related litigation, or maintain satisfactory relations with our employees.

The Credit Agreement, as amended, contains covenants that restrict our ability to engage in certain transactions and, if not met, may impair our ability to respond to changing business and economic conditions. Moreover, the terms of the Credit Agreement require us to satisfy certain financial covenants. Should our future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions over an extended period of time or otherwise, we may be unable to remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in the Credit Agreement, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdowns and/or recessions that could curtail or delay spending by our customers and affect demand for our products as well as increased risk of customer defaults or delays in payments. Additionally, we cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained or not be available on attractive terms, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic and the continuing or additional measures that governmental authorities may take to mitigate it, as well as the uncertain timing of global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results.

Moreover, many risk factors set forth herein and in our 2019 10-K, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

Historically, a substantial portion of our sales had come from a limited number of distributors, particularly Henry Schein, which accounted for approximately 12% of our sales in 2019 and 9% for the three months ended April 3, 2020. It is anticipated that Henry Schein will continue to be the largest contributor to our sales for the foreseeable future. We do not currently have a distribution agreement in place with Henry Schein for the distribution of KaVo products in the U.S. and Canada. There can be no assurance that Henry Schein or any particular distributor will purchase any particular quantity of products from us or continue to purchase any products at all. If Henry Schein or any other key distributor or channel partner significantly reduces the volume of products purchased from us, it would have an adverse effect on our consolidated financial statements.

Our key distributors and other channel partners typically have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, reduction or discontinuation of their purchases from us or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our business and consolidated financial statements.

Risks Related to Ownership of Our Stock

The price of our common stock may continue to be volatile.

We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through May 8, 2020, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $33.30 on January 24, 2020. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	changes to the regulatory and legal environment in which we operate;

•	market and business conditions related to COVID-19;

•	overall market fluctuations and domestic and worldwide economic conditions; and

•	other factors described in our 2019 10-K and in this Quarterly Report.

Stock markets in general have experienced volatility recently that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, periods of volatility in the overall market and the market price of a company’s securities have often been followed by securities litigation brought against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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
Our amended and restated certificate of incorporation provides that unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

In addition, our amended and restated bylaws, as amended, provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, unless we consent in writing to the selection of an alternative forum.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors, officers, employees and stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

3.2	Amended and Restated Bylaws of Envista Holdings Corporation (inclusive of all amendments through April 7, 2020)
10.1	Form of Envista Holdings Corporation Stock Option Agreement
10.2	Form of Envista Holdings Corporation Restricted Stock Unit Agreement
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: May 12, 2020	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer

Date: May 12, 2020	By:	/s/ Kari-Lyn Moore
Kari-Lyn Moore
Vice President and Chief Accounting Officer