Form 10-Q
period 2020-07-03
Envista Holdings Corp
filed 2020-07-30
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of July 24, 2020, was 159,393,769.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except per share amounts)

	As of
	July 3, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$822.4	$211.2
Trade accounts receivable, less allowance for credit losses of $30.6 and $22.8, respectively	306.4	443.6
Inventories, net	280.8	277.9
Prepaid expenses and other current assets	108.1	69.2
Total current assets	1,517.7	1,001.9
Property, plant and equipment, net	294.3	290.3
Operating lease right-of-use assets	188.9	200.1
Other long-term assets	75.2	74.4
Goodwill	3,333.8	3,306.0
Other intangible assets, net	1,255.3	1,285.6
Total assets	$6,665.2	$6,158.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$253.5	$3.9
Trade accounts payable	130.9	208.0
Accrued expenses and other liabilities	419.4	470.6
Operating lease liabilities	26.4	26.7
Total current liabilities	830.2	709.2
Operating lease liabilities	176.0	186.0
Other long-term liabilities	440.9	399.3
Long-term debt	1,722.2	1,321.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued or outstanding at July 3, 2020 and December 31, 2019	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 159.4 million shares issued and 159.3 million outstanding at July 3, 2020; 158.7 million shares issued and outstanding at December 31, 2019	1.6	1.6
Additional paid-in capital	3,665.9	3,589.7
(Accumulated deficit) retained earnings	(17.6)	93.1
Accumulated other comprehensive loss	(156.5)	(144.2)
Total Envista stockholders’ equity	3,493.4	3,540.2
Noncontrolling interests	2.5	2.6
Total stockholders’ equity	3,495.9	3,542.8
Total liabilities and stockholders’ equity	$6,665.2	$6,158.3
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$362.0	$712.1	$909.2	$1,371.8
Cost of sales	211.5	318.5	480.3	615.1
Gross profit	150.5	393.6	428.9	756.7
Operating expenses:
Selling, general and administrative	241.9	278.0	510.6	552.9
Research and development	16.5	39.7	51.2	83.0
Operating (loss) profit	(107.9)	75.9	(132.9)	120.8
Nonoperating income (expense):
Other income	0.1	1.3	0.2	1.4
Interest expense, net	(14.5)	—	(17.8)	—
(Loss) income before income taxes	(122.3)	77.2	(150.5)	122.2
Income tax (benefit) expense	(28.8)	15.7	(39.8)	22.8
Net (loss) income	$(93.5)	$61.5	$(110.7)	$99.4
(Loss) earnings per share:
Basic and diluted	$(0.59)	$0.48	$(0.69)	$0.78
Average common stock and common equivalent shares outstanding:
Basic and diluted	159.5	127.9	159.3	127.9
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
($ in millions)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net (loss) income	$(93.5)	$61.5	$(110.7)	$99.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	33.1	31.2	(4.1)	(6.6)
Cash flow hedge adjustments	—	—	(8.9)	—
Pension plan adjustments	0.3	(0.7)	0.7	(0.6)
Total other comprehensive income (loss), net of income taxes	33.4	30.5	(12.3)	(7.2)
Comprehensive (loss) income	$(60.1)	$92.0	$(123.0)	$92.2
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 ($ in millions)

	Six Months Ended July 3, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance at December 31, 2019	$1.6	$3,589.7	$93.1	$(144.2)	$3,540.2	$2.6
Common stock-based award activity	—	6.4	—	—	6.4	—
Net loss	—	—	(17.2)	—	(17.2)	—
Other comprehensive loss	—	—	—	(45.7)	(45.7)	—
Balance at April 3, 2020	1.6	3,596.1	75.9	(189.9)	3,483.7	2.6
Common stock-based award activity	—	7.6	—	—	7.6	—
Equity component of convertible senior notes, net of financing costs and taxes	—	77.9	—	—	77.9	—
Purchase of capped calls related to issuance of convertible senior notes, net of taxes	—	(15.7)	—	—	(15.7)	—
Net loss	—	—	(93.5)	—	(93.5)	—
Other comprehensive income	—	—	—	33.4	33.4	—
Changes in noncontrolling interests	—	—	—	—	—	(0.1)
Balance at July 3, 2020	$1.6	$3,665.9	$(17.6)	$(156.5)	$3,493.4	$2.5

	Six Months Ended June 28, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Former Parent Investment, Net	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance at December 31, 2018	$—	$—	$—	$4,901.3	$(78.2)	$4,823.1	$3.3
Former Parent common stock-based award activity	—	—	—	4.1	—	4.1	—
Net income	—	—	—	37.9	—	37.9	—
Net transfers from Former Parent	—	—	—	24.3	—	24.3	—
Other comprehensive loss	—	—	—	—	(37.7)	(37.7)	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.1)
Balance at March 29, 2019	—	—	—	4,967.6	$(115.9)	4,851.7	3.2
Former Parent common stock-based award activity	—	—	—	4.8	—	4.8	—
Net income	—	—	—	61.5	—	61.5	—
Net transfers to Former Parent	—	—	—	(95.1)	—	(95.1)	—
Other comprehensive income	—	—	—	—	30.5	30.5	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.3)
Balance at June 28, 2019	$—	$—	$—	$4,938.8	$(85.4)	$4,853.4	$2.9
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Six Months Ended
	July 3, 2020	June 28, 2019
Cash flows from operating activities:
Net (loss) income	$(110.7)	$99.4
Noncash items:
Depreciation	19.6	19.8
Amortization	45.3	45.0
Allowance for doubtful accounts	11.6	3.1
Stock-based compensation expense	11.7	8.9
Restructuring charges	9.0	—
Impairment charges	10.3	—
Amortization of right-of-use assets	15.2	16.1
Amortization of debt discount and issuance costs	2.7	—
Change in trade accounts receivable, net	126.1	(16.1)
Change in inventories, net	(9.4)	(1.7)
Change in trade accounts payable	(77.1)	(24.4)
Change in prepaid expenses and other assets	(3.0)	(28.0)
Change in accrued expenses and other liabilities	(90.8)	10.4
Change in operating lease liabilities	(18.1)	(19.8)
Net cash (used in) provided by operating activities	(57.6)	112.7
Cash flows from investing activities:
Acquisitions, net of cash acquired	(40.7)	—
Payments for additions to property, plant and equipment	(21.4)	(42.1)
Proceeds from sales of property, plant and equipment	—	0.4
All other investing activities	7.7	(0.2)
Net cash used in investing activities	(54.4)	(41.9)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	517.5	—
Payment of debt issuance and other deferred financing costs	(17.3)	—
Proceeds from revolving line of credit	249.8	—
Repayment of borrowings	(0.1)	—
Purchase of capped calls related to issuance of convertible senior notes	(20.7)	—
Proceeds from stock option exercises	5.0	—
Net transfers to Former Parent	—	(70.8)
All other financing activities	(1.1)	—
Net cash provided by (used) in financing activities	733.1	(70.8)
Effect of exchange rate changes on cash and equivalents	(9.9)	—
Net change in cash and equivalents	611.2	—
Beginning balance of cash and equivalents	211.2	—
Ending balance of cash and equivalents	$822.4	$—

Supplemental data:
Cash paid for interest	$16.8	$—
Cash paid for taxes	$14.2	$11.7
ROU assets obtained in exchange for operating lease obligations	$4.3	$12.2
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

The Condensed Consolidated and Combined Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated and Combined Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of July 3, 2020 and December 31, 2019, and its results of operations for the three and six month periods ended July 3, 2020 and June 28, 2019 and cash flows for the six month periods ended July 3, 2020 and June 28, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s combined financial statements and accompanying notes for the three years ended December 31, 2019, included in the Annual Report on Form 10-K filed by the Company on February 21, 2020.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. In response to COVID-19 many dental associations recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there have been widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures, thereby preventing our end customers from conducting most or all business activities and significantly adversely impacting our sales. During the three months ended July 3, 2020, dental practices in the markets in which we operate have started to reopen, however, the average practice’s patient volume is below pre-COVID-19 levels. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or material global economic slowdown or global recession. Such economic disruption could have a material adverse effect on the Company as the Company’s customers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

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

The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these Condensed Consolidated and Combined Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Condensed Consolidated and Combined Financial Statements.

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

On January 21, 2020, the Company acquired all of the shares of Matricel GmbH (“Matricel”) for cash consideration of approximately $44 million. Matricel, a German company, is a provider of biomaterials used in dental applications and complements the Company’s Specialty Products & Technologies segment. For the three and six months ended July 3, 2020, Matricel’s revenue and earnings were not material to the Condensed Consolidated and Combined Statement of Operations. During the three months ended July 3, 2020, the Company finalized the working capital adjustment and received $0.8 million, which was recorded as a reduction of goodwill. The Company is continuing to evaluate the deductibility of goodwill for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date ($ in millions):

January 21, 2020
Assets acquired:
Cash	$2.9
Trade accounts receivable	1.0
Inventories	1.9
Prepaid expenses and other current assets	0.2
Property, plant and equipment	0.5
Goodwill	24.4
Other intangible assets	22.3
Total assets acquired	53.2
Liabilities assumed:
Trade accounts payable	(0.1)
Accrued expenses and other liabilities	(9.4)
Total liabilities assumed	(9.5)
Total net assets acquired	$43.7

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

Management estimates the adequacy of the allowance by using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and is adjusted as necessary using the relevant information available. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company has identified one portfolio segment based on the following risk characteristics: geographic regions, product lines, default rates and customer specific factors.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2019	$22.8
Foreign currency translation	(0.7)
Provision for credit losses	11.6
Write-offs charged against the allowance	(3.1)
Balance at July 3, 2020	$30.6

NOTE 4. INVENTORIES

The classes of inventory are summarized as follows ($ in millions):

	July 3, 2020	December 31, 2019
Finished goods	$230.3	$223.5
Work in process	38.3	36.5
Raw materials	90.3	89.9
Inventories, gross	358.9	349.9
Less: reserve for excess and obsolescence	(78.1)	(72.0)
Inventories, net	$280.8	$277.9

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The classes of property, plant and equipment are summarized as follows ($ in millions):

	July 3, 2020	December 31, 2019
Land and improvements	$23.8	$23.7
Buildings	173.1	166.9
Machinery and equipment	502.6	502.3
Property, plant and equipment, gross	699.5	692.9
Less: accumulated depreciation	(405.2)	(402.6)
Property, plant and equipment, net	$294.3	$290.3

NOTE 6. GOODWILL

The following is a rollforward of the Company’s goodwill ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance at December 31, 2019	$2,008.1	$1,297.9	$3,306.0
Acquisitions	24.4	—	24.4
Foreign currency translation and other	3.0	0.4	3.4
Balance at July 3, 2020	$2,035.5	$1,298.3	$3,333.8

In addition to the annual impairment test, the Company is required to regularly assess whether a “triggering” event has occurred which would require interim impairment testing. Among other factors, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Based on this assessment the Company did not identify any “triggering” events, which would indicate an impairment of goodwill is more likely than not as of July 3, 2020.

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

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows ($ in millions):

	July 3, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$111.8	$11.7	$151.2	$8.9
Employee severance and other benefits	37.3	0.5	5.6	—
Pension benefits	8.5	89.9	8.5	89.4
Income and other taxes	12.5	283.2	39.3	254.0
Contract liabilities	43.1	3.9	52.6	4.4
Sales and product allowances	50.9	0.8	68.8	0.7
Loss contingencies	62.7	29.0	57.5	29.1
Other	92.6	21.9	87.1	12.8
Total	$419.4	$440.9	$470.6	$399.3

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

The Company also has foreign currency denominated long-term debt in the amount of €600.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Condensed Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss (see Note 15). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2022. Refer to Note 13 for a further discussion of the above noted loan facilities.

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

The following table summarizes the notional values as of July 3, 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three and six months ended July 3, 2020 ($ in millions):

	Notional Amount	(Loss) Gain Recognized in OCI
Three Months Ended July 3, 2020
Interest rate contracts	$650.0	$—
Foreign currency contracts	650.0	(27.3)
Foreign currency denominated debt	674.9	(26.2)
Total	$1,974.9	$(53.5)

	Notional Amount	(Loss) Gain Recognized in OCI
Six Months Ended July 3, 2020
Interest rate contracts	$650.0	$(11.7)
Foreign currency contracts	650.0	9.7
Foreign currency denominated debt	674.9	(2.0)
Total	$1,974.9	$(4.0)

The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three and six months ended July 3, 2020. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three and six months ended July 3, 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated and Combined Statements of Cash Flows. The Company did not have any such derivatives during the three and six months ended June 28, 2019.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	July 3, 2020	December 31, 2019
Derivative assets:
Prepaid expenses and other current assets	$—	$0.1
Other long-term assets	$3.3	$—

Derivative liabilities:
Accrued expense and other liabilities	$3.2	$8.9
Other long-term liabilities	$10.9	$—

Non-derivative hedging instruments:
Long-term debt	$674.9	$672.9

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 3, 2020:
Assets:
Cross-currency swap derivative contracts	$—	$3.3	$—	$3.3
Liabilities:
Cross-currency swap derivative contracts	$—	$2.5	$—	$2.5
Interest rate swap derivative contracts	$—	$11.6	$—	$11.6
Deferred compensation plans	$—	$9.4	$—	$9.4

December 31, 2019:
Assets:
Interest rate swap derivative contracts	$—	$0.1	$—	$0.1
Liabilities:
Cross-currency swap derivative contracts	$—	$8.9	$—	$8.9
Deferred compensation plans	$—	$7.2	$—	$7.2

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

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	July 3, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cross-currency swap derivative contracts	$3.3	$3.3	$—	$—
Interest rate swap derivative contracts	$—	$—	$0.1	$0.1
Liabilities:
Cross-currency swap derivative contracts	$2.5	$2.5	$8.9	$8.9
Interest rate swap derivative contracts	$11.6	$11.6	$—	$—
Long-term debt, excluding convertible senior notes due 2025	$1,321.0	$1,321.0	$1,321.0	$1,321.0
Convertible senior notes due 2025	$401.2	$644.2	$—	$—

The fair value of long-term debt, excluding the convertible senior notes due 2025, approximates the carrying values as these borrowings are based on variable market rates. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net, revolving credit facility and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. PENSION AND OTHER BENEFIT PLANS

The following sets forth the components of the Company’s net periodic benefit costs of the defined benefit pension plans ($ in millions):

Components of net periodic pension cost:

	Three Month Period Ended		Six Month Period Ended
($ in millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Service cost	$(2.6)	$(2.3)	$(5.2)	$(4.6)
Interest cost	(0.4)	(0.6)	(0.8)	(1.1)
Expected return on plan assets	0.9	0.8	1.8	1.6
Amortization of initial net obligation	(0.1)	—	(0.2)	(0.1)
Amortization of prior service credit	0.1	—	0.2	—
Amortization of actuarial loss	(0.4)	(0.1)	(0.8)	(0.2)
Curtailment and settlement gains recognized	—	1.2	—	1.2
Net periodic pension cost	$(2.5)	$(1.0)	$(5.0)	$(3.2)

The net periodic benefit costs are reflected in the following captions in the accompanying Condensed Consolidated and Combined Statements of Operations ($ in millions):

	Three Month Period Ended		Six Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Service cost:
Selling, general and administrative expenses	$(2.6)	$(2.3)	$(5.2)	$(4.6)
Other net periodic pension costs:
Nonoperating income (expense), net	0.1	1.3	0.2	1.4
Total	$(2.5)	$(1.0)	$(5.0)	$(3.2)

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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2019	$9.6
Accruals for warranties issued during the year	7.4
Payments made	(7.3)
Effect of foreign currency translation	(0.1)
Balance at July 3, 2020	$9.6

NOTE 12. LITIGATION AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, refer to Note 12 of the Company’s Consolidated and Combined Financial Statements as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $92 million and $87 million as of July 3, 2020 and December 31, 2019, respectively, which are included in accrued liabilities in the condensed consolidated balance sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's balance sheet, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

On October 6, 2015, Professor Nitzan Bichacho, Dr. Ophir Fromovich, Dr. Ben-Zion Karmon and Dr. Yuval Yaacoby (collectively, “Claimants”) initiated arbitration against Nobel Biocare Services AG (“Nobel”) in the International Court of Arbitration of the International Chamber of Commerce in Zurich, Switzerland, seeking damages for alleged breaches by Nobel of a 2005 patent transfer and consultancy agreement between the parties and Nobel’s alleged underpayment of royalties related thereto. Claimants’ Request for Arbitration alleged damages of $30 million and Claimants have presented arguments that suggest that they are, in fact, seeking damages in excess of that amount. The Company has recognized a loss reserve for its best estimate in the range of probable damages related to this matter, which is included within the Company’s accrual for legal matters described above.

The arbitral tribunal bifurcated proceedings into a liability phase and a damages phase. Following a hearing, in February 2019 the tribunal issued a partial award with respect to the liability claims, finding for claimants in part and for Nobel in part, while reserving a decision on certain key issues until the damages phase of the proceedings. From late June to early July 2020, the arbitral tribunal conducted another hearing related to certain open liability issues and is expected to issue another ruling in or around November 2020. A final award on the damages phase of the proceedings is not expected until November 2021.

NOTE 13. DEBT AND CREDIT FACILITIES

The components of the Company’s debt were as follows ($ in millions):

	July 3, 2020	December 31, 2019
Senior term loan facility due 2022 ($650.0 million aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $2.3 million and $1.3 million, respectively	$647.7	$648.7
Senior euro term loan facility due 2022 (€600.0 million aggregate principal amount) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $1.7 million and $0.9 million, respectively	673.2	672.0
Senior multi-currency revolving credit facility ($250.0 million borrowing capacity) (the “Revolving Credit Facility”)	249.8	—
Convertible senior notes, net of deferred debt issuance costs of $11.7 million and unamortized discount of $104.6 million	401.2	—
Other	3.8	4.2
Total debt	1,975.7	1,324.9
Less: current portion	(253.5)	(3.9)
Long-term debt	$1,722.2	$1,321.0

Unamortized debt issuance costs and discount totaled $120 million as of July 3, 2020, which have been netted against their respective aggregate principal amounts of the related debt in the table above and are being amortized to interest expense over the term of the respective debt.

Long-Term Indebtedness

2019 Credit Agreement

On September 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which Envista borrowed approximately $1.3 billion, consisting of the three-year $650 million Term Loan Facility and the three-year €600 million Euro Term Loan Facility (together with the Term Loan Facility, the “Term Loans”). The Credit Agreement also includes the five-year, $250 million Revolving Credit Facility (together with the Term Loans, the “Senior Credit Facilities”). Pursuant to the Separation Agreement, all of the net proceeds of the Term Loans were paid to Danaher as partial consideration for the Dental business Danaher transferred to Envista, as further discussed in Note 1.

The Revolving Credit Facility includes an initial aggregate principal amount of $250 million with a $20 million sublimit for the issuance of standby letters of credit. The Company has the option to increase the amount available under the Revolving Credit Facility, subject to agreement by the lenders, by up to an additional $200 million in the aggregate. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of July 3, 2020, the Revolving Credit Facility has been fully drawn down. This amount is classified as current as of July 3, 2020 as the Company expects that it will be repaid within the next twelve months.

The interest rates for borrowings under the Term Loan Facility, Euro Term Loan Facility and Revolving Credit Facility were 3.7%, 2.5% and 3.1%, respectively, for the three months ended July 3, 2020 and 3.4%, 1.8% and 3.0%, respectively, for the six months ended July 3, 2020. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 8.

On May 6, 2020, the Company entered into an amendment to its Credit Agreement (the “Amendment”) that, among other changes, waives the quarterly-tested leverage covenant and reduces the interest coverage ratio through and including the first quarter of 2021. In connection with this Amendment, the lenders obtained a first priority security interest in substantially all of the Company’s assets. The Amendment also imposes limitations on liens, indebtedness, asset sales, investments and acquisitions. In addition, the Company will be required to maintain a monthly-tested minimum liquidity covenant during the waiver period. The Amendment increases the interest and fees payable under the Credit Agreement for the duration of the period during which the waiver of the debt covenants remains in effect. Substantially all terms of the Credit Agreement revert back to the original terms as soon as the Company submits a quarterly compliance certificate with debt covenants at pre-Amendment levels. The Company incurred fees aggregating $3 million in connection with this Amendment, of which $2 million were deferred and will be amortized to interest expense over the term of the debt and the remaining amount was expensed.

The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. The Company was in compliance with the interest coverage ratio and other applicable covenants as of July 3, 2020.

Convertible Senior Notes (the “Notes”)

On May 21, 2020, the Company issued the Notes due on June 1, 2025, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $68 million principal amount of the Notes, was $518 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $503 million. The Company used part of the net proceeds to pay for the capped call transactions (“Capped Calls”) as further described below. The Notes will accrue interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes have an initial conversion rate of 47.5862 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $21.01 per share of the Company’s common stock and is subject to adjustment upon the occurrence of specified events. The Notes are governed by an indenture dated as of May 21, 2020 (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Company’s current intent and policy is to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of July 3, 2020, none of the conditions permitting early conversion by holders of the Notes had been met, therefore, the Notes are classified as long-term.

The Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components of $411 million and $107 million, respectively. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense over the term of the Notes.

The Company allocated the total issuance costs incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component of $12 million were recorded as a reduction to the liability portion of the Notes and will be amortized as interest expense over the term of the Notes. The issuance costs of $3 million attributable to the equity component were netted with the equity component in stockholders’ equity.

The Company recorded a net deferred tax liability of $20 million in connection with the issuance of the Notes, which was recorded to stockholders’ equity.

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

Three and Six Months Ended
July 3, 2020
Contractual interest expense	$1.4
Amortization of debt issuance costs	0.2
Amortization of debt discount	2.0
Total interest expense	$3.6

For the three and six months ended July 3, 2020, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 7.3% to interest expense over the term of the Notes.

As of July 3, 2020, the fair value of the Notes was $644 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on July 3, 2020. The Notes are considered as Level 2 of the fair value hierarchy.

As of July 3, 2020, the if-converted value of the Notes exceeds the outstanding principal amount by $9 million.

Capped Call Transactions

In connection with the offering of the Notes, the Company entered into Capped Calls with certain counterparties. The Capped Calls each have an initial strike price of approximately $21.01 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $23.79 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 2.9 million shares of the Company's common stock. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of common stock issued upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to the Company's own stock and are considered equity classified, they are recorded in equity and are not accounted for as derivatives. The cost of $21 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

NOTE 14. STOCK TRANSACTIONS

Capital Stock

Under the Company’s amended and restated certificate of incorporation, as of September 20, 2019, the Company’s authorized capital stock consists of 500 million shares of common stock with a par value of $0.01 per share and 15 million shares of preferred stock with no par value per share. On September 17, 2019, the Company issued shares of the Company’s common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company, which, together with the 100 shares of the Company’s common stock previously held by Danaher resulted in Danaher owning 127.9 million shares of the Company’s common stock. On September 20, 2019, the Company completed its IPO resulting in the issuance of an additional 30.8 million shares of its common stock. No preferred shares were issued or outstanding as of July 3, 2020.

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

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended July 3, 2020
Balance at April 3, 2020	$(153.6)	$(8.8)	$(27.5)	$(189.9)
Other comprehensive income before reclassifications:
Increase	19.9	—	—	19.9
Income tax impact	13.2	—	—	13.2
Other comprehensive income before reclassifications, net of income taxes	33.1	—	—	33.1
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.3	0.3
Net current period other comprehensive income, net of income taxes	33.1	—	0.3	33.4
Balance at July 3, 2020	$(120.5)	$(8.8)	$(27.2)	$(156.5)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended June 28, 2019
Balance at March 29, 2019	$(112.1)	$—	$(3.8)	$(115.9)
Other comprehensive income before reclassifications:
Increase	31.2	—	—	31.2
Other comprehensive loss before reclassifications, net of income taxes	31.2	—	—	31.2
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	—	(1.1)	(1.1)
Income tax impact	—	—	0.4	0.4
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.7)	(0.7)
Net current period other comprehensive income (loss), net of income taxes	31.2	—	(0.7)	30.5
Balance at June 28, 2019	$(80.9)	$—	$(4.5)	$(85.4)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended July 3, 2020
Balance at December 31, 2019	$(116.4)	$0.1	$(27.9)	$(144.2)
Other comprehensive loss before reclassifications:
Decrease	(2.2)	(11.7)	—	(13.9)
Income tax impact	(1.9)	2.8	—	0.9
Other comprehensive loss before reclassifications, net of income taxes	(4.1)	(8.9)	—	(13.0)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.8	0.8
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.7	0.7
Net current period other comprehensive (loss) income, net of income taxes	(4.1)	(8.9)	0.7	(12.3)
Balance at July 3, 2020	$(120.5)	$(8.8)	$(27.2)	$(156.5)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs		Total Accumulated Other Comprehensive Loss
Six Months Ended June 28, 2019
Balance at December 31, 2018	$(74.3)	$—	$(3.9)		$(78.2)
Other comprehensive loss before reclassifications:
Decrease	(6.6)	—	—		(6.6)
Other comprehensive loss before reclassifications, net of income taxes	(6.6)	—	—		(6.6)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	—	(0.9)	(a)	(0.9)
Income tax impact	—	—	0.3		0.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.6)		(0.6)
Net current period other comprehensive loss, net of income taxes	(6.6)	—	(0.6)		(7.2)
Balance at June 28, 2019	$(80.9)	$—	$(4.5)		$(85.4)

NOTE 16. REVENUE

The following tables present the Company’s revenues disaggregated by geographical region for the three and six months ended July 3, 2020 and June 28, 2019 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, have experienced extended periods of accelerated growth in gross domestic product and infrastructure, which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Specialty Products & Technologies	Equipment & Consumables	Total
Three Months Ended July 3, 2020
Geographical region:
North America	$77.9	$84.2	$162.1
Western Europe	41.0	32.8	73.8
Other developed markets	15.8	12.2	28.0
Emerging markets	49.9	48.2	98.1
Total	$184.6	$177.4	$362.0

Three Months Ended June 28, 2019
Geographical region:
North America	$152.3	$187.9	$340.2
Western Europe	83.2	72.9	$156.1
Other developed markets	24.0	21.0	$45.0
Emerging markets	87.8	83.0	170.8
Total	$347.3	$364.8	$712.1

	Specialty Products & Technologies	Equipment & Consumables	Total
Six Months Ended July 3, 2020
Geographical region:
North America	$206.2	$225.6	$431.8
Western Europe	103.7	90.7	194.4
Other developed markets	37.0	28.7	65.7
Emerging markets	110.3	107.0	217.3
Total	$457.2	$452.0	$909.2

Six Months Ended June 28, 2019
Geographical region:
North America	$301.9	$336.8	$638.7
Western Europe	172.6	143.6	$316.2
Other developed markets	46.8	38.6	$85.4
Emerging markets	174.8	156.7	331.5
Total	$696.1	$675.7	$1,371.8

Sales by major product group ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Consumables	$255.3	$492.8	$633.2	$953.6
Equipment	106.7	219.3	276.0	418.2
Total	$362.0	$712.1	$909.2	$1,371.8

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

As of July 3, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $18 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities

The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of July 3, 2020, and December 31, 2019, the contract liabilities were $47 million and $57 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the six months ended July 3, 2020 and June 28, 2019 that was included in the contract liability balance on December 31, 2019 and December 31, 2018, was $32 million and $39 million, respectively.

Significant Customers

No individual customer accounted for more than 10% of sales in the three and six months ended July 3, 2020. Sales to the Company’s largest customer were 13% and 12% of sales in the three and six months ended June 28, 2019, respectively.

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

NOTE 17. RESTRUCTURING ACTIVITIES

The Company’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing the Company’s strategy, either in the normal course of business or pursuant to significant restructuring programs. As of the end of the second quarter, the Company was unable to reasonably estimate an obligation for any future employee severance and other benefits related to the Company’s restructuring activities.

The Company initiated restructuring related activities during the six months ended July 3, 2020. The related liability, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance at December 31, 2019	$5.6	$—	$5.6
Costs incurred	45.6	7.3	52.9
Paid/settled	(15.5)	(5.2)	(20.7)
Balance at July 3, 2020	$35.7	$2.1	$37.8

During the three months ended July 3, 2020, the Company made the decision to exit a portion of its treatment unit business, which is part of the Equipment & Consumables segment, as part of its strategy to restructure its portfolio and improve its cost structure. In connection with the planned exit, which is expected to be substantially complete by the end of the third quarter, the Company recognized a non-cash loss of $19 million. The majority of this loss included $9 million related to the impairment of certain intangible assets, which is included in selling, general and administrative expenses and $9 million of inventory write-offs, which is included in cost of sales. As soon as the production activities are completed, the Company expects to sell the manufacturing facility related to this business.

Restructuring related charges recorded for the three and six months ended July 3, 2020 and June 28, 2019, by segment were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Specialty Products & Technologies	$15.7	$3.5	$16.5	$3.2
Equipment & Consumables	41.2	1.3	52.0	3.6
Other	3.0	—	3.7	—
Total	$59.9	$4.8	$72.2	$6.8

The restructuring related charges incurred during the three and six months ended July 3, 2020 and June 28, 2019, are reflected in the following captions in the accompanying Condensed Consolidated and Combined Statements of Operations ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Cost of sales	$23.9	$0.9	$26.7	$1.8
Selling, general and administrative expenses	36.0	3.9	45.5	5.0
Total	$59.9	$4.8	$72.2	$6.8

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

The Company’s effective tax rate of 23.5% and 20.3% for the three months ended July 3, 2020 and June 28, 2019, respectively, and effective tax rate of 26.4% and 18.7% for the six months ended July 3, 2020 and June 28, 2019, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to the Company’s geographical mix of earnings as a result of the impact of COVID-19 in the three and six months ended July 3, 2020.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has not identified material impacts to the quarterly provision as of and for the three and six months ended July 3, 2020 and does not anticipate that the provisions of the CARES Act will impact income taxes in 2020. The Company will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.

NOTE 19.  (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company’s current intent and policy is to settle all Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion, the Notes will not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share.

In connection with the offering of the Notes, the Company entered into Capped Calls (see further discussion in Note 13), which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion of the Notes. However, this impact is not included when calculating potentially dilutive shares since their effect is anti-dilutive. Until the average market price of the Company's common stock exceeds the cap price of $23.79 per share, exercise of the Capped Calls will mitigate dilution from the Notes.

The Company’s issuance of shares of its common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company on September 17, 2019, together with the 100 shares of the Company’s common stock previously held by Danaher, resulted in 127.9 million shares of the Company’s common stock being held by Danaher, which are being utilized for the calculation of both basic and diluted earnings per share for the three and six months ended June 28, 2019. In connection with the IPO, an additional 30.8 million shares were issued on September 20, 2019.

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

The table below presents the computation of basic and diluted (loss) earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Numerator:
Net (loss) income	$(93.5)	$61.5	$(110.7)	$99.4

Denominator:
Weighted-average common shares outstanding used in basic and diluted (loss) earnings per share	159.5	127.9	159.3	127.9

(Loss) earnings per share:
Basic and diluted	$(0.59)	$0.48	$(0.69)	$0.78

Since the Company was in a net loss position for the three and six months ended July 3, 2020, no shares reserved for issuance upon exercise of stock options, vesting of restricted stock units or assumed conversion of the Notes were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. The Notes did not have an impact on the Company’s diluted share count as the average stock price of the Company’s common stock did not exceed $21.01.

The following table presents outstanding securities not included in the computation of diluted (loss) income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Stock-based awards	8.4	—	7.1	—

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

Segment related information is shown below ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales:
Specialty Products & Technologies	$184.6	$347.3	$457.2	$696.1
Equipment & Consumables	177.4	364.8	452.0	675.7
Total	$362.0	$712.1	$909.2	$1,371.8

Operating (loss) profit and reconciliation to (loss) income before income taxes:
Specialty Products & Technologies	$(19.2)	$54.5	$(11.4)	$120.6
Equipment & Consumables	(53.8)	29.2	(73.1)	17.0
Other	(34.9)	(7.8)	(48.4)	(16.8)
Operating (loss) profit	(107.9)	75.9	(132.9)	120.8
Nonoperating income (expense):
Other income	0.1	1.3	0.2	1.4
Interest expense, net	(14.5)	—	(17.8)	—
(Loss) income before income taxes	$(122.3)	$77.2	$(150.5)	$122.2

	July 3, 2020	December 31, 2019
Identifiable assets:
Specialty Products & Technologies	$3,693.5	$3,662.5
Equipment & Consumables	2,118.1	2,256.6
Other	853.6	239.2
Total	$6,665.2	$6,158.3

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

Transition Services Agreement
The Transition Services Agreement sets forth the terms and conditions pursuant to which the Company and its subsidiaries and Danaher and its subsidiaries will provide to each other various services after the Separation. The services to be provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The charges for the transition services generally are expected to allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service, plus, in some cases, the allocated indirect costs of providing the services, generally without profit.

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
Corporate Expenses

Certain corporate overhead and shared expenses incurred by Danaher and its subsidiaries have been allocated to the Company and are reflected in the Condensed Consolidated and Combined Statements of Operations. These amounts included, but were not limited to, items such as general management and executive oversight, costs to support Danaher information technology infrastructure, facilities, compliance, human resources and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives and stock based compensation administration. These costs were allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies included the Company’s relative share of revenues, headcount or functional spend as a percentage of the total.

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

After the Separation there were no related-party expenses allocated to the Company. The amounts of related-party expenses allocated to the Company from Danaher for the three and six months ended June 28, 2019, were as follows ($ in millions):

	Three Months Ended	Six Months Ended
	June 28, 2019	June 28, 2019
Allocated corporate expenses	$8.4	$16.0
Directly related charges:
Insurance programs expenses	1.0	1.9
Medical insurance programs expenses	12.3	24.5
Deferred compensation program expenses	0.3	0.6
Total related-party expenses	$22.0	$43.0

Revenue and other transactions entered into in the ordinary course of business
Certain of the Company’s revenue arrangements relate to contracts entered into in the ordinary course of business with Danaher and Danaher affiliates. The amount of related-party revenue was not significant for the three and six months ended June 28, 2019.

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

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations; projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the impact of the COVID-19 pandemic, the conditions in the U.S. and global economy, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in U.S. policy stemming from the U.S. administration, such as changes in U.S. trade and tariff policies and the reaction of other countries thereto, contractions or growth rates and cyclicality of markets we serve, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, significant restrictions and/or potential liability based on tax implications of transactions with Danaher, security breaches or other disruptions of our information technology systems or violations of data privacy laws, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to potential impairment of goodwill and other intangible assets, currency exchange rates, tax audits and changes in our tax rate and income tax liabilities, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, our ability to implement and maintain effective internal control over financial reporting, risks relating to product, service or software defects, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, the impact of regulation on demand for our products and services, labor matters, international economic, political, legal, compliance and business factors (including the impact of the United Kingdom’s decision to leave the EU), disruptions relating to war, terrorism, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, pension plan costs, our ability to attract, develop and retain talented executives and other key employees, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2019 10-K and this Quarterly Report on Form 10-Q.

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

BASIS OF PRESENTATION

The accompanying Condensed Consolidated and Combined Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated and Combined Financial Statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with our business have been included in the Condensed Consolidated and Combined Financial Statements. Prior to the Separation, our Condensed Consolidated and Combined Financial Statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to us and allocations of related assets, liabilities, and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 21 to our Condensed Consolidated and Combined Financial Statements. Following the Separation, our Condensed Consolidated Financial Statements include our accounts and our wholly owned subsidiaries and no longer include any allocations of expenses from Danaher to us.

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

During the three and six months ended July 3, 2020 and year ended December 31, 2019, sales derived from customers outside of the United States were 57.2%, 55.8% and 56.0%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

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

Prioritization of Business Activities

In response to the COVID-19 pandemic, we have increased our investment in our infection control and prevention business by increasing shipments of medical grade disinfectant products and have further increased our investment to expand capacity.

We continue transforming our portfolio by investing in our implant and clear aligner products and also making investments in emerging markets. The cost reduction initiatives we have taken and will continue to undertake in the future, allow us to further invest in this growth strategy, which in turn we believe should improve our margins.

We obtained regulatory approval of our N1 implant system and made our first sales in June. We will continue to roll out N1 to select customers in the second half of the year. Our Nobel Biocare business has obtained the EU Medical Device Regulation (“MDR”) Quality Management System certification and is one of the first in the dental industry to do so. This is an important milestone for Nobel Biocare, and we believe that we are on track in our efforts to achieve MDR certification for our full portfolio of products.

Results of Operations

In response to COVID-19, many dental associations globally recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there were widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures. During the three months ended July 3, 2020, dental practices started to reopen, however, the average practice’s patient volume remains below pre-COVID-19 levels. As dental practices reopen, dental associations have recommended enhanced safety, disinfection and social distancing protocols. These measures may remain in place for a significant period of time in certain regions and are likely to continue to adversely affect our business, results of operations and financial condition. As a result, our sales have been significantly negatively impacted, which has led to a temporary reduction in our manufacturing capacity as we have idled certain manufacturing facilities and furloughed the employees that work at the idled facilities in response. In addition, we have implemented various temporary cost reduction initiatives, which have included employee furloughs throughout the Company, implementing pay reductions, reducing discretionary spending, delaying capital expenditures and eliminating all non-essential business travel. We have also accelerated and increased our planned structural spending reduction programs that we believe will be substantially completed by the end of 2020.

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
Our businesses could also be impacted should the disruptions from COVID-19 lead to changes in consumer behavior and spending, and our business may be particularly susceptible to these changes as a material portion of our products may be viewed as discretionary purchases and therefore more susceptible to any global or regional recession that may result from efforts to prevent or delay the spread of the virus. Additionally, the COVID-19 impact on the capital markets could affect our cost of borrowing and our ability to raise additional capital. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our manufacturing facilities. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.

Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain. We currently expect our results of operations for the second quarter of 2020 to be most significantly impacted. However, because of the dynamic nature of the crisis, we cannot accurately predict the extent or duration of the impacts of the COVID-19 pandemic.

Liquidity

In March of 2020, we drew down $250 million, the full amount available under the Revolving Credit Facility. In May of 2020, we entered into the Amendment that, among other changes as described in Note 13 to our Condensed Consolidated and Combined Financial Statements, waives the quarterly-tested leverage covenant and reduces the interest coverage ratio through and including the first quarter of 2021. Also in May, we issued the Notes with gross and net proceeds of $518 million and $503 million, respectively. We believe the Amendment, and the proceeds from the Revolving Credit Facility and the Notes, currently provide us with the appropriate level of flexibility to manage our operations. In future periods, the COVID-19 pandemic and its impact on the capital markets could impact our ability to obtain future financing.

As noted above, we are aligning our cost structure to the realities of the current operating environment. In the short term, we are focusing on actions to preserve liquidity by implementing pay cuts, furloughs and actively managing all discretionary spending. We are also taking additional actions to improve the long-term financial structure of the business.

Furthermore, we plan to continue utilizing certain provisions of the CARES Act enacted by the U.S. Government to provide additional short-term liquidity, including relief from employer payroll tax remittance, and we are evaluating other potential income tax impacts of the CARES Act. We are also evaluating provisions of similar legislation in other countries.

Acquisitions

Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.

On January 21, 2020, we acquired all of the shares of Matricel for cash consideration of approximately $44 million. Matricel, a German company, is a provider of biomaterials used in dental applications and is part of our Specialty Products and Technologies segment. For the three and six months ended July 3, 2020, Matricel’s revenue and earnings were not material to our Condensed Consolidated and Combined Statements of Operations.

Currency Exchange Rates

On a period-over-period basis, currency exchange rates negatively impacted reported sales by approximately 1.7% for both the three and six months ended July 3, 2020 compared to the comparable periods of 2019, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

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

Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. We believe that reporting the non-GAAP financial measure of core sales growth provides useful information to investors by helping identify underlying growth trends in our on-going business and facilitating comparisons of our sales performance with our performance in prior and future periods and to our peers. We also use core sales growth to measure our operating and financial performance. We exclude the effect of acquisitions because the timing, size, number and nature of such transactions can vary significantly from period-to-period and between us and our peers, which we believe may obscure underlying business trends and make comparisons of long-term performance difficult. We exclude sales from discontinued products because discontinued products do not have a continuing contribution to operations and management believes that excluding such items provides investors with a means of evaluating our on-going operations and facilitates comparisons to our peers. We exclude the effect of currency translation from core sales because currency translation is not under our control, is subject to volatility and can obscure underlying business trends.

RESULTS OF OPERATIONS

As discussed above, the COVID-19 pandemic has adversely impacted our overall results of operations for the three and six months ended July 3, 2020.

	Three Months Ended
($ in millions)	July 3, 2020		June 28, 2019		$ Variance	% Change
Sales	$362.0	100.0%	$712.1	100.0%	(350.1)	(49.2)%
Cost of sales	211.5	58.4%	318.5	44.7%	(107.0)	(33.6)%
Gross profit	150.5	41.6%	393.6	55.3%	(243.1)	(61.8)%
Operating costs:
SG&A expenses	241.9	66.8%	278.0	39.0%	(36.1)	(13.0)%
R&D expenses	16.5	4.6%	39.7	5.6%	(23.2)	(58.4)%
Operating (loss) profit	(107.9)	(29.8)%	75.9	10.7%	(183.8)	(242.2)%
Nonoperating income (expense), net
Other income	0.1	—%	1.3	0.2%	(1.2)	NM
Interest expense, net	(14.5)	(4.0)%	—	—%	(14.5)	NM
(Loss) earnings before income taxes	(122.3)	(33.8)%	77.2	10.8%	(199.5)	(258.4)%
Income tax (benefit) expense	(28.8)	(8.0)%	15.7	2.2%	(44.5)	(283.4)%
Net (loss) income	$(93.5)	(25.8)%	$61.5	8.6%	(155.0)	(252.0)%

Effective tax rate	23.5%		20.3%

	Six Months Ended
($ in millions)	July 3, 2020		June 28, 2019		$ Variance	% Change
Sales	$909.2	100.0%	$1,371.8	100.0%	(462.6)	(33.7)%
Cost of sales	480.3	52.8%	615.1	44.8%	(134.8)	(21.9)%
Gross profit	428.9	47.2%	756.7	55.2%	(327.8)	(43.3)%
Operating costs:
SG&A expenses	510.6	56.2%	552.9	40.3%	(42.3)	(7.7)%
R&D expenses	51.2	5.6%	83.0	6.1%	(31.8)	(38.3)%
Operating (loss) profit	(132.9)	(14.6)%	120.8	8.8%	(253.7)	(210.0)%
Nonoperating income (expense), net
Other income	0.2	—%	1.4	0.1%	(1.2)	NM
Interest expense, net	(17.8)	(2.0)%	—	—%	(17.8)	NM
(Loss) earnings before income taxes	(150.5)	(16.6)%	122.2	8.9%	(272.7)	(223.2)%
Income tax (benefit) expense	(39.8)	(4.4)%	22.8	1.7%	(62.6)	(274.6)%
Net (loss) income	$(110.7)	(12.2)%	$99.4	7.2%	(210.1)	(211.4)%

Effective tax rate	26.4%		18.7%

SALES

GAAP Reconciliation

	% Change Three Month Period Ended July 3, 2020 vs. Comparable 2019 Period	% Change Six Month Period Ended July 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	(49.2)%	(33.7)%
Less the impact of:
Acquisitions	(0.3)%	(0.2)%
Discontinued products	1.6%	1.2%
Currency exchange rates	1.7%	1.7%
Core sales growth (non-GAAP)	(46.2)%	(31.0)%

In response to COVID-19, many dental associations globally recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there were widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures. During the three months ended July 3, 2020, dental practices started to reopen, however, the average practice’s patient volume has declined substantially from levels occurring before the COVID-19 pandemic.

Core sales growth for the three months ended July 3, 2020, decreased 46.2%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America and Western Europe during the three months ended July 3, 2020, as compared to the comparable period of 2019. Core sales in developed markets decreased 51.1% during the three months ended July 3, 2020, as compared to the comparable period of 2019, primarily due to declines in Western Europe and North America. Core sales in emerging markets decreased 39.1% during the three months ended July 3, 2020, as compared to the comparable period of 2019, primarily due to a decline in Asia, Latin America and the Middle East.

Core sales growth for the six months ended July 3, 2020, decreased 31.0%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America, Western Europe and China during the six months ended July 3, 2020, as compared to the comparable period of 2019. Core sales in developed markets decreased 33.1% during the six months ended July 3, 2020, as compared to the comparable period of 2019, primarily due to declines in North America and Western Europe. Core sales in emerging markets decreased 31.1% during the six months ended July 3, 2020, as compared to the comparable period of 2019, primarily due to a decline in Asia, Latin America and the Middle East.

COST OF SALES AND GROSS PROFIT

The decrease in cost of sales during the three and six months ended July 3, 2020, as compared to the comparable periods in 2019, was primarily due to lower sales as a result of the COVID-19 pandemic, partially offset by restructuring costs, excess capacity costs and the impact of foreign currency exchange rates.

The decrease in gross profit margin during the three and six months ended July 3, 2020, as compared to the comparable periods in 2019, was due primarily to lower sales as a result of the COVID-19 pandemic, restructuring costs, excess capacity costs, an unfavorable sales mix and the impact of foreign currency exchange rates.

OPERATING EXPENSES

The increase in SG&A expenses as a percentage of sales for the three and six months ended July 3, 2020, as compared to the comparable periods of 2019, was primarily due to lower sales, restructuring and productivity improvement expenses, costs for legal matters and incremental public company costs, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend including sales, marketing and travel and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

The decrease in R&D expenses as a percentage of sales for the three and six months ended July 3, 2020, as compared to the comparable periods of 2019, was primarily due to a decrease in spending on product development initiatives in the Equipment & Consumables segment, partially offset by lower sales.

OPERATING (LOSS) PROFIT

Operating loss margin was 29.8% and 14.6% for the three and six months ended July 3, 2020, respectively, as compared to an operating profit margin of 10.7% and 8.8%, for the comparable periods of 2019, respectively. The following factors impacted period-over-period operating profit margin comparisons:

•
Lower sales primarily due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, excess capacity costs, incremental corporate costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend including sales, marketing and travel and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

NONOPERATING INCOME (EXPENSE), NET

The Company disaggregates the service cost component of net periodic benefit costs from the other components of net periodic benefit costs and presents the other components of net periodic benefit costs in nonoperating income (expense), net. The other components of net periodic benefit costs included in nonoperating income (expense), were $0.1 million and $1.3 million for the three months ended July 3, 2020 and June 28, 2019, respectively and $0.2 million and $1.4 million for the six months ended July 3, 2020 and June 28, 2019, respectively.

INTEREST EXPENSE, NET

The increase in interest expense for the three and six months ended July 3, 2020, as compared to the comparable periods in 2019, is due to our outstanding debt balance of $2.0 billion. In conjunction with the Separation, we entered into the Credit Agreement, the proceeds of which were used to pay Danaher consideration for the transfer of the Dental business to us. In March of 2020, we drew down $250 million from our revolving line of credit and in May of 2020, we issued the Notes with a principal value of $518 million to provide additional liquidity in response to the COVID-19 pandemic. No borrowings existed during the three and six months ended June 28, 2019. For a discussion of our outstanding indebtedness, refer to Note 13 to our Condensed Consolidated and Combined Financial Statements in this Quarterly Report on Form 10-Q.

INCOME TAXES

Our effective tax rate of 23.5% and 20.3% for the three months ended July 3, 2020 and June 28, 2019, respectively and 26.4% and 18.7% for the six months ended July 3, 2020 and June 28, 2019, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to our geographical mix of taxable earnings, including the impact of COVID-19 in the three and six months ended July 3, 2020.

Our effective tax rate of 23.5% for the three months ended July 3, 2020, was higher compared to the comparable period in 2019 due to a change in our geographical mix of earnings primarily due to the impact of the pretax loss as a result of COVID-19 and a reduction in certain discrete tax benefits. Our effective tax rate of 26.4% for the six months ended July 3, 2020, was higher compared to the comparable period in 2019 due to a change in our geographical mix of earnings primarily due to the impact of the pretax loss as a result of COVID-19 and a reduction in certain discrete tax benefits.

COMPREHENSIVE (LOSS) INCOME

For the three months ended July 3, 2020, comprehensive loss was $60 million as compared to comprehensive income of $92 million for the comparable period of 2019. For the six months ended July 3, 2020, comprehensive loss was $123 million as compared to comprehensive income of $92 million for the comparable period of 2019. The decrease for both periods was primarily due to net income generated in the prior year periods compared to a net loss in the current year periods.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS

Sales by business segment were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Specialty Products & Technologies	$184.6	$347.3	$457.2	$696.1
Equipment & Consumables	177.4	364.8	452.0	675.7
Total	$362.0	$712.1	$909.2	$1,371.8

SPECIALTY PRODUCTS & TECHNOLOGIES

Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.

Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$184.6	$347.3	$457.2	$696.1
Operating (loss) profit	$(19.2)	$54.5	$(11.4)	$120.6
Operating (loss) profit as a % of sales	(10.4)%	15.7%	(2.5)%	17.3%

Core Sales Growth

	% Change Three Month Period Ended July 3, 2020 vs. Comparable 2019 Period	% Change Six Month Period Ended July 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	(46.8)%	(34.3)%
Less the impact of:
Acquisitions	(0.6)%	(0.5)%
Discontinued products	0.5%	0.9%
Currency exchange rates	1.3%	1.5%
Core sales growth (non-GAAP)	(45.6)%	(32.4)%

Core sales growth for the three months ended July 3, 2020 decreased 45.6%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America and Western Europe. Core sales decreased for implant systems and orthodontic products in most of the markets we serve primarily as a result of the COVID-19 pandemic.

Core sales growth for the six months ended July 3, 2020 decreased 32.4%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America, Western Europe and Asia. Core sales decreased for implant systems and orthodontic products in most of the markets we serve primarily as a result of the COVID-19 pandemic.

The following factors impacted period-over-period operating (loss) profit margin comparisons:

•
Lower sales with an unfavorable sales mix, higher restructuring and productivity improvement expenses, excess capacity costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend including sales, marketing and travel and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

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

Equipment & Consumables Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$177.4	$364.8	$452.0	$675.7
Operating (loss) profit	$(53.8)	$29.2	$(73.1)	$17.0
Operating (loss) profit as a % of sales	(30.3)%	8.0%	(16.2)%	2.5%

Core Sales Growth

	% Change Three Month Period Ended July 3, 2020 vs. Comparable 2019 Period	% Change Six Month Period Ended July 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	(51.4)%	(33.1)%
Less the impact of:
Discontinued products	2.6%	1.6%
Currency exchange rates	1.9%	2.1%
Core sales growth (non-GAAP)	(46.9)%	(29.4)%

Core sales growth for the three months ended July 3, 2020 decreased 46.9%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America and Western Europe. Core sales of equipment and traditional consumables decreased in most of the markets we serve primarily as a result of the COVID-19 pandemic, partially offset by increased demand for our disinfecting products.

Core sales growth for the six months ended July 3, 2020 decreased 29.4%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America, Western Europe and Asia. Core sales of equipment and traditional consumables decreased in most of the markets we serve primarily as a result of the COVID-19 pandemic, partially offset by increased demand for our disinfecting products.

The following factors impacted year-over-year operating (loss) profit margin comparisons:

•
Lower sales with an unfavorable sales mix, higher restructuring and productivity improvement expenses, excess capacity costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend including sales, marketing and travel and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

INFLATION
The effect of inflation on our sales and net (loss) income was not significant for the three and six months ended July 3, 2020 and June 28, 2019.

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

We depend on cash flow from operations, cash on hand and funds available under our Revolving Credit Facility, which was fully drawn down on in March 2020. In May 2020, we received net proceeds of $503 million in connection with the Notes that we issued. In the future, we may depend on other debt financings and equity financings to finance our acquisition strategy, working capital needs and capital expenditures. While we expect to experience reduced cash flow from operations as a result of decreased revenues during the current operating environment resulting from the COVID-19 pandemic, we believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

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

Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Six Months Ended
($ in millions)	July 3, 2020	June 28, 2019
Net cash (used in) provided by operating activities	$(57.6)	$112.7

Acquisitions, net of cash acquired	$(40.7)	$—
Payments for additions to property, plant and equipment	(21.4)	(42.1)
Proceeds from sales of property, plant and equipment	—	0.4
All other investing activities	7.7	(0.2)
Net cash used in investing activities	$(54.4)	$(41.9)

Proceeds from issuance of convertible senior notes	$517.5	$—
Payment of debt issuance costs and other deferred financing costs	(17.3)	—
Proceeds from revolving line of credit	249.8	—
Repayment of borrowings	(0.1)	—
Purchase of capped calls related to issuance of convertible senior notes	(20.7)	—
Proceeds from stock option exercises	5.0	—
Net transfers to Former Parent	—	(70.8)
All other financing activities	(1.1)	—
Net cash provided by (used in) financing activities	$733.1	$(70.8)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash used in operating activities was $58 million during the six months ended July 3, 2020, as compared to cash provided by operating activities of $113 million in the comparable period in 2019. The increase in cash used in operating activities was primarily due to a net loss, partially offset by higher levels of cash provided by working capital and lower levels of accrued expenses and other liabilities on a period-over-period basis.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities increased by $13 million during the six months ended July 3, 2020, as compared to the comparable period in 2019. The increase was primarily due to the acquisition of Matricel in January 2020, partially offset by lower purchases of property, plant and equipment.

Financing Activities

Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings, the issuance of common stock and transfers to Danaher prior to the Separation.

Net cash provided by financing activities was $733 million during the six months ended July 3, 2020, compared to $71 million used in financing activities for the comparable period of 2019. The increase in cash provided by financing activities was primarily due to drawing down the full amount available under the Revolving Credit Facility in March 2020 and net proceeds received in connection with the issuance of the Notes in May 2020, partially offset by the purchase of the Capped Calls of $21 million. Furthermore, we had net transfers to Former Parent in the prior year period.

For a description of our outstanding debt as of July 3, 2020, the Senior Credit Facilities, the Amendment we entered into in May 2020 and the Notes, refer to Note 13 to our Condensed Consolidated and Combined Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs through operating cash flow and cash and cash equivalents on hand as of July 3, 2020.

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

As of July 3, 2020, we held $822 million of cash and equivalents that were held on deposit with financial institutions. Of this amount, $643 million was held within the United States and $179 million was held outside of the United States. To preserve cash during these uncertain economic times, we have implemented various temporary cost reduction initiatives and have also accelerated and increased a planned spending reduction program that we believe will be substantially completed by the end of 2020. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See Part II, Other Information, Item 1A. Risk Factors.

While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. The cash that our non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of July 3, 2020, we believe that we have sufficient sources of liquidity to satisfy our cash needs, including our cash needs in the United States.

Contractual Obligations

There were no material changes to our contractual obligations during the three and six months ended July 3, 2020, other than our borrowings under our Revolving Credit Facility and issuance of the Notes. For a discussion of our contractual obligations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in the 2019 10-K.

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

Notes

On May 21, 2020, we issued the Notes due on June 1, 2025, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $68 million principal amount of the Notes, was $518 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $503 million. The Notes will accrue interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes have an initial conversion rate of 47.5862 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $21.01 per share of our common stock and is subject to adjustment upon the occurrence of specified events. The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture).

Capped Call Transactions

In connection with the offering of the Notes, we entered into the Capped Calls with certain counterparties. The Capped Calls each have an initial strike price of approximately $21.01 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $23.79 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 2.9 million shares of the Company's common stock. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of common stock issued upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The cost of $21 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2019 10-K. There were no material changes to this information reported in our 2019 10-K during the quarter ended July 3, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2019 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2019 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2020 (the “Q1 10-Q”), which could materially affect our business, financial position, or future results of operations. The risks described in our 2019 10-K and Q1 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our 2019 10-K and Q1 10-Q.

Risks Related to Our Business

The COVID-19 pandemic has had and could continue to have a material adverse effect on our business and results of operations.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of COVID-19. To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our revenues and expenses, including as a result of preventive and precautionary measures that we, our dental customers, other businesses, and governments are taking. During the three months ended July 3, 2020, dental practices started to reopen, however, the average practice’s patient volume remains below pre-COVID-19 levels. As dental practices reopen, dental associations have recommended enhanced safety, disinfection and social distancing protocols. These measures may remain in place for a significant period of time in certain regions and are likely to continue to adversely affect our business, results of operations and financial condition. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products.

As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel and distribute our products, temporary closures of most of our facilities, as well as reduction in access to our customers due to prolonged shelter-in-place and/or self-quarantine mandates. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which has instituted shelter-in-place orders applicable to our employees in that region. As more business and activities have shifted on-line and most of our employees are working remotely due to these restrictions, we may also be more vulnerable to cyber security threats and attempts to breach our security networks. These unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally have had, and will continue to have, a significant negative impact on our operations and financial results.

Moreover, efforts to slow or prevent a recurrence of the spread of the virus are likely to continue to curtail the operations of our customers and their patients for an indeterminate period of time, impacting our operations as purchasing decisions are delayed or lost, increasing logistical complexities as a result of closed customer offices, sales and marketing efforts are postponed, and manufacturing operations are curtailed to adjust to declining sales. Our businesses could also be impacted should the disruptions from COVID-19 lead to changes in consumer behavior and spending, and our business may be particularly susceptible to these changes as a material portion of our products may be viewed as discretionary purchases and therefore more susceptible to any global or regional recession that may result from efforts to prevent or delay the spread of the virus. Additionally, the COVID-19 impact on the capital markets could affect our cost of borrowing and our ability to raise additional capital. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our manufacturing facilities. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.

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

Our restructuring actions could have long-term adverse effects on our business.

We are currently implementing significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers, limit our ability to increase production quickly if demand for our products increases and trigger adverse public attention. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Moreover, we may not succeed in implementing present or future restructuring activities or cost reduction activities. Realizing the anticipated benefits from these initiatives, if any benefits are achieved at all, may take several years, and we may be unable to achieve our targeted cost efficiencies and gross margin improvements. Additionally, we may have insufficient access to capital to fund investments in these strategic initiatives, or our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business. Any of the circumstances described above could adversely impact our business and financial statements.

Risks Related to Our Indebtedness

We have outstanding indebtedness of approximately $2.1 billion, and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations.
As of July 3, 2020, we had outstanding indebtedness of approximately $2.1 billion, including approximately $1.6 billion under our Credit Agreement and $518 million under the Notes. Please refer to Note 13 to our condensed consolidated and combined financial statements included in this Quarterly Report. This debt could have important, adverse consequences to us and our security holders, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our businesses and industries;

•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. The Credit Agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long-term interest, including for example EBITDA-based leverage and interest coverage ratios. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to obtain and maintain credit ratings from independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets.
The risks described above will increase with the amount of indebtedness we incur, and in the future we may incur significant indebtedness in addition to the indebtedness described above.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful and may adversely affect our ability to pay dividends.
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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy (if we pay dividends), seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that may govern our indebtedness in the future may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
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
We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.

Holders of the Notes may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share) and one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

We expect that, under applicable accounting principles, the initial liability carrying amount of the Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We expect to reflect the difference between the net proceeds from the offering of the Notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock and the Notes.
In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, in July 2019, the Financial Accounting Standards Board published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the if-converted method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their Notes and could materially reduce our reported working capital.
The Capped Calls we entered into in connection with the Notes may affect the value of the Notes and our common stock.

In connection with the sale of the Notes, we entered into Capped Calls with the initial purchasers of the Notes, their respective affiliates and other financial institutions (the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their hedges of the Capped Calls, the option counterparties or their affiliates entered into various derivative transactions with respect to our common stock. These parties may modify their hedge positions in the future by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of the Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Notes.

We are subject to counterparty risk with respect to the Capped Calls.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through July 28, 2020, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $33.30 on January 24, 2020. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

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

Certain provisions in our amended and restated certificate of incorporation, our amended and restated bylaws, the Indenture governing the Notes, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
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

Additionally, certain provisions in the Notes and the Indenture governing the Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then holders of the Notes will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our securities may view as favorable.
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
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the prices of our common stock.
The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and the Notes.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved 20,656,197 shares of common stock for the exercise of stock options or vesting of restricted stock units. The Indenture for the Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of Notes who have received shares of our common stock upon conversion of their Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q other than those previously disclosed in a Current Report on Form 8-K filed on May 26, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

3.2
Amended and Restated Bylaws of Envista Holdings Corporation (inclusive of all amendments through April 7, 2020) (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, Commission File No. 001-39054)

4.1
Indenture, dated as of May 21, 2020, between Envista Holdings Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2020, Commission File No. 001-39054)

4.2	Form of certificate representing the 2.375% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1)
10.1
Amendment No. 1 to Credit Agreement, dated as of May 6, 2020, by and among Envista Holdings Corporation, each Guarantor party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 11, 2020, Commission File No. 001-39054)

10.2
Security Agreement, dated as of May 6, 2020, among Envista Holdings Corporation, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 11, 2020, Commission File No. 001-39054)

10.3
Pledge Agreement, dated as of May 6, 2020, among Envista Holdings Corporation, certain other parties identified as “pledgors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 11, 2020, Commission File No. 001-39054)

10.4	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2020, Commission File No. 001-39054)
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: July 30, 2020	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer

Date: July 30, 2020	By:	/s/ Kari-Lyn Moore
Kari-Lyn Moore
Vice President and Chief Accounting Officer