Form 10-Q
period 2020-10-02
Envista Holdings Corp
filed 2020-10-29
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of October 23, 2020, was 159,641,514.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except per share amounts)

	As of
	October 2, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$700.8	$211.2
Trade accounts receivable, less allowance for credit losses of $35.8 and $22.8, respectively	365.4	443.6
Inventories, net	257.5	277.9
Prepaid expenses and other current assets	92.5	69.2
Total current assets	1,416.2	1,001.9
Property, plant and equipment, net	296.8	290.3
Operating lease right-of-use assets	177.1	200.1
Other long-term assets	72.7	74.4
Goodwill	3,380.4	3,306.0
Other intangible assets, net	1,262.5	1,285.6
Total assets	$6,605.7	$6,158.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3.8	$3.9
Trade accounts payable	161.1	208.0
Accrued expenses and other liabilities	485.9	470.6
Operating lease liabilities	28.1	26.7
Total current liabilities	678.9	709.2
Operating lease liabilities	166.5	186.0
Other long-term liabilities	445.0	399.3
Long-term debt	1,755.5	1,321.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued or outstanding at October 2, 2020 and December 31, 2019	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 159.7 million shares issued and 159.6 million outstanding at October 2, 2020; 158.7 million shares issued and outstanding at December 31, 2019	1.6	1.6
Additional paid-in capital	3,674.2	3,589.7
Retained earnings	18.0	93.1
Accumulated other comprehensive loss	(136.2)	(144.2)
Total Envista stockholders’ equity	3,557.6	3,540.2
Noncontrolling interests	2.2	2.6
Total stockholders’ equity	3,559.8	3,542.8
Total liabilities and stockholders’ equity	$6,605.7	$6,158.3
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Sales	$640.5	$659.3	$1,549.7	$2,031.1
Cost of sales	299.8	292.3	780.1	907.4
Gross profit	340.7	367.0	769.6	1,123.7
Operating expenses:
Selling, general and administrative	248.8	252.0	759.4	804.9
Research and development	22.5	36.3	73.7	119.3
Operating profit (loss)	69.4	78.7	(63.5)	199.5
Nonoperating income (expense):
Other income	0.2	0.2	0.4	1.6
Interest expense, net	(23.4)	(0.2)	(41.2)	(0.2)
Income (loss) before income taxes	46.2	78.7	(104.3)	200.9
Income tax expense (benefit)	10.6	16.6	(29.2)	39.4
Net income (loss)	$35.6	$62.1	$(75.1)	$161.5
Earnings (loss) per share:
Basic	$0.22	$0.48	$(0.47)	$1.25
Diluted	$0.22	$0.48	$(0.47)	$1.25
Average common stock and common equivalent shares outstanding:
Basic	159.7	130.6	159.4	128.8
Diluted	163.9	130.6	159.4	128.8
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net income (loss)	$35.6	$62.1	$(75.1)	$161.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	18.6	(54.9)	14.5	(61.5)
Cash flow hedge adjustments	1.5	(0.6)	(7.4)	(0.6)
Pension plan adjustments	0.2	—	0.9	(0.6)
Total other comprehensive income (loss), net of income taxes	20.3	(55.5)	8.0	(62.7)
Comprehensive income (loss)	$55.9	$6.6	$(67.1)	$98.8
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 ($ in millions)

	Nine Months Ended October 2, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance at December 31, 2019	$1.6	$3,589.7	$93.1	$(144.2)	$3,540.2	$2.6
Common stock-based award activity	—	6.4	—	—	6.4	—
Net loss	—	—	(17.2)	—	(17.2)	—
Other comprehensive loss	—	—	—	(45.7)	(45.7)	—
Balance at April 3, 2020	1.6	3,596.1	75.9	(189.9)	3,483.7	2.6
Common stock-based award activity	—	7.6	—	—	7.6	—
Equity component of convertible senior notes, net of financing costs and taxes	—	77.9	—	—	77.9	—
Purchase of capped calls related to issuance of convertible senior notes, net of taxes	—	(15.7)	—	—	(15.7)	—
Net loss	—	—	(93.5)	—	(93.5)	—
Other comprehensive income	—	—	—	33.4	33.4	—
Changes in noncontrolling interests	—	—	—	—	—	(0.1)
Balance at July 3, 2020	1.6	3,665.9	(17.6)	(156.5)	3,493.4	2.5
Common stock-based award activity	—	8.3	—	—	8.3	—
Net income	—	—	35.6	—	35.6	—
Other comprehensive income	—	—	—	20.3	20.3	—
Changes in noncontrolling interests	—	—	—	—	—	(0.3)
Balance at October 2, 2020	$1.6	$3,674.2	$18.0	$(136.2)	$3,557.6	$2.2

	Nine Months Ended September 27, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Former Parent Investment, Net	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance at December 31, 2018	$—	$—	$—	$4,901.3	$(78.2)	$4,823.1	$3.3
Former Parent common stock-based award activity	—	—	—	4.1	—	4.1	—
Net income	—	—	—	37.9	—	37.9	—
Net transfers from Former Parent	—	—	—	24.3	—	24.3	—
Other comprehensive loss	—	—	—	—	(37.7)	(37.7)	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.1)
Balance at March 29, 2019	—	—	—	4,967.6	$(115.9)	4,851.7	3.2
Former Parent common stock-based award activity	—	—	—	4.8	—	4.8	—
Net income	—	—	—	61.5	—	61.5	—
Net transfers to Former Parent	—	—	—	(95.1)	—	(95.1)	—
Other comprehensive income	—	—	—	—	30.5	30.5	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.3)
Balance at June 28, 2019	—	—	—	4,938.8	(85.4)	4,853.4	2.9
Issuance of common stock	1.6	643.1	—	—	—	644.7	—
Common stock-based award activity	—	0.5	—	—	—	0.5	—
Former Parent common stock-based award activity	—	—	—	3.1	—	3.1	—
Consideration to Danaher in connection with the Separation	—	(1,950.0)	—	—	—	(1,950.0)	—
Net transfers to Former Parent	—	—	—	(45.7)	—	(45.7)	—
Reclassification of net parent investment	—	4,920.0	—	(4,921.3)	—	(1.3)	—
Net income	—	—	37.0	25.1	—	62.1	—
Other comprehensive loss	—	—	—	—	(55.5)	(55.5)	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.2)
Balance at September 27, 2019	$1.6	$3,613.6	$37.0	$—	$(140.9)	$3,511.3	$2.7
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	October 2, 2020	September 27, 2019
Cash flows from operating activities:
Net (loss) income	$(75.1)	$161.5
Noncash items:
Depreciation	31.5	29.8
Amortization	68.0	67.3
Allowance for doubtful accounts	20.1	7.6
Stock-based compensation expense	16.7	12.5
Restructuring charges	11.1	—
Impairment charges	17.1	—
Amortization of right-of-use assets	23.1	29.2
Amortization of debt discount and issuance costs	8.0	—
Change in trade accounts receivable, net	64.3	(11.6)
Change in inventories, net	16.8	(4.5)
Change in trade accounts payable	(49.3)	(32.9)
Change in prepaid expenses and other assets	(33.8)	(38.9)
Change in accrued expenses and other liabilities	(0.8)	18.7
Change in operating lease liabilities	(27.2)	(28.2)
Net cash provided by operating activities	90.5	210.5
Cash flows from investing activities:
Acquisitions, net of cash acquired	(40.7)	—
Payments for additions to property, plant and equipment	(34.6)	(61.9)
Proceeds from sales of property, plant and equipment	—	1.6
All other investing activities	11.3	(2.3)
Net cash used in investing activities	(64.0)	(62.6)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	517.5	—
Payment of debt issuance and other deferred financing costs	(17.2)	—
Proceeds from revolving line of credit	249.8	—
Repayment of revolving line of credit	(250.0)	—
Proceeds from borrowings	—	1,319.1
Purchase of capped calls related to issuance of convertible senior notes	(20.7)	—
Proceeds from stock option exercises	8.7	—
Proceeds from the public offering of common stock, net of issuance costs	—	643.4
Consideration to Danaher in connection with the Separation	—	(1,950.0)
Net transfers to Former Parent	—	(116.5)
All other financing activities	0.6	144.4
Net cash provided by in financing activities	488.7	40.4
Effect of exchange rate changes on cash and equivalents	(25.6)	4.9
Net change in cash and equivalents	489.6	193.2
Beginning balance of cash and equivalents	211.2	—
Ending balance of cash and equivalents	$700.8	$193.2

Supplemental data:
Cash paid for interest	$34.3	$—
Cash paid for taxes	$22.3	$28.5
ROU assets obtained in exchange for operating lease obligations	$16.0	$41.3
See the accompanying Notes to the Condensed Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Separation and Initial Public Offering

Envista Holdings Corporation (together with its subsidiaries, “Envista” or the “Company”) was formed as a wholly-owned subsidiary of Danaher Corporation (“Danaher” or “Former Parent”). Danaher formed Envista to ultimately acquire, own and operate the Dental business of Danaher. On September 20, 2019, the Company completed an initial public offering (“IPO”) resulting in the issuance of 30.8 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) to the public, which represented 19.4% of the Company’s outstanding common stock, at $22.00 per share, the initial public offering price, for total net proceeds, after deducting underwriting discounts and commissions, of $643.4 million. In connection with the completion of the IPO, through a series of equity and other transactions, Danaher transferred substantially all of its Dental business to the Company. As consideration for the transfer of the Dental business to the Company, the Company paid Danaher approximately $2.0 billion, which included the net proceeds from the IPO and the net proceeds from term debt financing, as further discussed in Note 13, and issued to Danaher 127.9 million shares of the Company’s common stock. The transactions described above related to the transfer of the Dental business are collectively referred to herein as the “Separation.”

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

The Condensed Consolidated and Combined Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated and Combined Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of October 2, 2020 and December 31, 2019, and its results of operations for the three and nine month periods ended October 2, 2020 and September 27, 2019 and cash flows for the nine month periods ended October 2, 2020 and September 27, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s combined financial statements and accompanying notes for the three years ended December 31, 2019, included in the Annual Report on Form 10-K filed by the Company on February 21, 2020.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. In response to COVID-19 many dental associations recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there were widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures, thereby preventing our end customers from conducting most or all business activities and significantly adversely impacting our sales. During the three months ended July 3, 2020, dental practices in the markets in which we operate started to reopen and as of October 2, 2020, the majority of dental practices were open, however, overall patient volume is below pre-COVID-19 levels. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a material local and/or global economic slowdown or global recession. Such economic disruption could have a material adverse effect on the Company as the Company’s customers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the extent and severity of the impact on the Company's customers, the measures that have been and may be taken to contain the virus and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, the ability of the Company to continue to manufacture and source its products, the impact of the pandemic and associated economic downturn on the Company’s ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impacts on the Company’s financial condition and results of operations.

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

Accounting Standards Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modified the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The Company adopted this guidance on January 1, 2020, which did not have a significant impact on the Company’s Condensed Consolidated and Combined Financial Statements.

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

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40),” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Condensed Consolidated and Combined Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The ASU is effective for public entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40, and 848-50 (as applicable). If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020 and March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40, and 848-50 (as applicable).

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

On January 21, 2020, the Company acquired all of the shares of Matricel GmbH (“Matricel”) for cash consideration of approximately $43.7 million. Matricel, a German company, is a provider of biomaterials used in dental applications and complements the Company’s Specialty Products & Technologies segment. For the three and nine months ended October 2, 2020, Matricel’s revenue and earnings were not material to the Condensed Consolidated and Combined Statement of Operations. During the three months ended July 3, 2020, the Company finalized the working capital adjustment and received $0.8 million, which was recorded as a reduction of goodwill. Goodwill will not be deductible for income tax purposes.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2019	$22.8
Foreign currency translation	(0.4)
Provision for credit losses	20.1
Write-offs charged against the allowance	(6.7)
Balance at October 2, 2020	$35.8

NOTE 4. INVENTORIES

The classes of inventory are summarized as follows ($ in millions):

	October 2, 2020	December 31, 2019
Finished goods	$215.4	$223.5
Work in process	38.0	36.5
Raw materials	88.0	89.9
Inventories, gross	341.4	349.9
Less: reserve for excess and obsolescence	(83.9)	(72.0)
Inventories, net	$257.5	$277.9

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The classes of property, plant and equipment are summarized as follows ($ in millions):

	October 2, 2020	December 31, 2019
Land and improvements	$24.2	$23.7
Buildings	178.0	166.9
Machinery and equipment	509.8	502.3
Property, plant and equipment, gross	712.0	692.9
Less: accumulated depreciation	(415.2)	(402.6)
Property, plant and equipment, net	$296.8	$290.3

NOTE 6. GOODWILL

The following is a rollforward of the Company’s goodwill ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance at December 31, 2019	$2,008.1	$1,297.9	$3,306.0
Acquisitions	24.4	—	24.4
Foreign currency translation and other	33.0	17.0	50.0
Balance at October 2, 2020	$2,065.5	$1,314.9	$3,380.4

In addition to the annual impairment test, the Company is required to regularly assess whether a “triggering” event has occurred which would require interim impairment testing. Among other factors, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Based on this assessment the Company did not identify any “triggering” events, which would indicate an impairment of goodwill is more likely than not as of October 2, 2020.

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

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows ($ in millions):

	October 2, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$130.7	$12.1	$151.2	$8.9
Employee severance and other benefits	32.1	0.2	5.6	—
Pension benefits	8.5	91.9	8.5	89.4
Income and other taxes	12.2	277.6	39.3	254.0
Contract liabilities	43.5	5.6	52.6	4.4
Sales and product allowances	61.2	0.8	68.8	0.7
Loss contingencies	61.5	31.3	57.5	29.1
Other	136.2	25.5	87.1	12.8
Total	$485.9	$445.0	$470.6	$399.3

NOTE 8.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On September 20, 2019, the Company entered into cross-currency swap derivative contracts with respect to its $650.0 million senior unsecured term loan facility. These contracts effectively convert the $650.0 million senior unsecured term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 15. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated and Combined Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from June 2021 to September 2022.

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

The Company uses interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior unsecured term loans. The interest rate swap contracts exchange interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity (see Note 15). Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated and Combined Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2021 to September 2022.

The following table summarizes the notional values as of October 2, 2020 and September 27, 2019 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three and nine months ended October 2, 2020 and September 27, 2019 ($ in millions):

	Notional Amount	(Loss) Gain Recognized in OCI
Three Months Ended October 2, 2020
Interest rate contracts	$450.0	$1.9
Foreign currency contracts	650.0	(30.7)
Foreign currency denominated debt	703.0	(28.1)
Total	$1,803.0	$(56.9)

	Notional Amount	(Loss) Gain Recognized in OCI
Nine Months Ended October 2, 2020
Interest rate contracts	$450.0	$(9.8)
Foreign currency contracts	650.0	(20.9)
Foreign currency denominated debt	703.0	(30.1)
Total	$1,803.0	$(60.8)

	Notional Amount	(Loss) Gain Recognized in OCI
Three and Nine Months Ended September 27, 2019
Interest rate contracts	$650.0	$(0.7)
Foreign currency contracts	650.0	5.7
Foreign currency denominated debt	656.5	7.2
Total	$1,956.5	$12.2

The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three and nine months ended October 2, 2020 and September 27, 2019. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three and nine months ended October 2, 2020 and September 27, 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated and Combined Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	October 2, 2020	December 31, 2019
Derivative assets:
Prepaid expenses and other current assets	$—	$0.1

Derivative liabilities:
Accrued expense and other liabilities	$24.0	$8.9
Other long-term liabilities	$15.6	$—

Non-derivative hedging instruments:
Long-term debt	$703.0	$672.9

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 2, 2020:
Liabilities:
Cross-currency swap derivative contracts	$—	$29.9	$—	$29.9
Interest rate swap derivative contracts	$—	$9.7	$—	$9.7
Deferred compensation plans	$—	$10.2	$—	$10.2

December 31, 2019:
Assets:
Interest rate swap derivative contracts	$—	$0.1	$—	$0.1
Liabilities:
Cross-currency swap derivative contracts	$—	$8.9	$—	$8.9
Deferred compensation plans	$—	$7.2	$—	$7.2

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

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	October 2, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Interest rate swap derivative contracts	$—	$—	$0.1	$0.1
Liabilities:
Cross-currency swap derivative contracts	$29.9	$29.9	$8.9	$8.9
Interest rate swap derivative contracts	$9.7	$9.7	$—	$—
Long-term debt, excluding convertible senior notes due 2025	$1,349.4	$1,349.4	$1,321.0	$1,321.0
Convertible senior notes due 2025	$406.1	$717.2	$—	$—

The fair value of long-term debt, excluding the convertible senior notes due 2025, approximates the carrying values as these borrowings are based on variable market rates. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net, and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. PENSION AND OTHER BENEFIT PLANS

The following sets forth the components of the Company’s net periodic benefit costs of the defined benefit pension plans ($ in millions):

Components of net periodic pension cost:

	Three Month Period Ended		Nine Month Period Ended
($ in millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Service cost	$(2.6)	$(2.2)	$(7.8)	$(6.8)
Interest cost	(0.5)	(0.5)	(1.3)	(1.6)
Expected return on plan assets	1.0	0.7	2.8	2.3
Amortization of initial net obligation	—	—	(0.2)	(0.1)
Amortization of prior service credit	0.1	0.1	0.3	0.1
Amortization of actuarial loss	(0.5)	(0.1)	(1.3)	(0.3)
Curtailment and settlement gains recognized	0.1	—	0.1	1.2
Net periodic pension cost	$(2.4)	$(2.0)	$(7.4)	$(5.2)
The net periodic benefit costs are reflected in the following captions in the accompanying Condensed Consolidated and Combined Statements of Operations ($ in millions):

	Three Month Period Ended		Nine Month Period Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Service cost:
Selling, general and administrative expenses	$(2.6)	$(2.2)	$(7.8)	$(6.8)
Other net periodic pension costs:
Nonoperating income (expense), net	0.2	0.2	0.4	1.6
Total	$(2.4)	$(2.0)	$(7.4)	$(5.2)

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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2019	$9.6
Accruals for warranties issued during the year	12.9
Payments made	(13.0)
Effect of foreign currency translation	0.2
Balance at October 2, 2020	$9.7

NOTE 12. LITIGATION AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, refer to Note 12 of the Company’s Consolidated and Combined Financial Statements as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $92.8 million and $86.6 million as of October 2, 2020 and December 31, 2019, respectively, which are included in accrued liabilities in the condensed consolidated balance sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's balance sheet, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

On October 6, 2015, Professor Nitzan Bichacho, Dr. Ophir Fromovich, Dr. Ben-Zion Karmon and Dr. Yuval Yaacoby (collectively, “Claimants”) initiated arbitration against Nobel Biocare Services AG (“Nobel”) in the International Court of Arbitration of the International Chamber of Commerce in Zurich, Switzerland, seeking damages for alleged breaches by Nobel of a 2005 patent transfer and consultancy agreement between the parties and Nobel’s alleged underpayment of royalties related thereto. Claimants’ Request for Arbitration alleged damages of $30.0 million and Claimants have presented arguments that suggest that they are, in fact, seeking damages in excess of that amount. The Company has recognized a loss reserve for its best estimate in the range of probable damages related to this matter, which is included within the Company’s accrual for legal matters described above.

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

NOTE 13. DEBT AND CREDIT FACILITIES

The components of the Company’s debt were as follows ($ in millions):

	October 2, 2020	December 31, 2019
Senior term loan facility due 2022 ($650.0 million aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $2.1 million and $1.3 million, respectively	$647.9	$648.7
Senior euro term loan facility due 2022 (€600.0 million aggregate principal amount) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $1.5 million and $0.9 million, respectively	701.5	672.0
Convertible senior notes, net of deferred debt issuance costs of $11.3 million and unamortized discount of $100.1 million	406.1	—
Other	3.8	4.2
Total debt	1,759.3	1,324.9
Less: current portion	(3.8)	(3.9)
Long-term debt	$1,755.5	$1,321.0

Unamortized debt issuance costs and discount totaled $115.0 million as of October 2, 2020, which have been netted against their respective aggregate principal amounts of the related debt in the table above and are being amortized to interest expense over the term of the respective debt.

Long-Term Indebtedness

2019 Credit Agreement

On September 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which Envista borrowed approximately $1.3 billion, consisting of the three-year $650.0 million Term Loan Facility and the three-year €600.0 million Euro Term Loan Facility (together with the Term Loan Facility, the “Term Loans”). The Credit Agreement also includes the five-year, $250.0 million Revolving Credit Facility (the “Revolving Credit Facility,” together with the Term Loans, the “Senior Credit Facilities”). Pursuant to the Separation Agreement, all of the net proceeds of the Term Loans were paid to Danaher as partial consideration for the Dental business Danaher transferred to Envista, as further discussed in Note 1.

The Revolving Credit Facility includes an initial aggregate principal amount of $250.0 million with a $20.0 million sublimit for the issuance of standby letters of credit. The Company has the option to increase the amount available under the Revolving Credit Facility, subject to agreement by the lenders, by up to an additional $200.0 million in the aggregate. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of October 2, 2020, there were no borrowings outstanding under the Revolving Credit Facility.

The interest rates for borrowings under the Term Loan Facility, Euro Term Loan Facility and Revolving Credit Facility were 4.3%, 3.4% and 3.8%, respectively, for the three months ended October 2, 2020 and 4.0%, 3.0% and 3.5%, respectively, for the nine months ended October 2, 2020. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 8.

On May 6, 2020, the Company entered into an amendment to its Credit Agreement (the “Amendment”) that, among other changes, waives the quarterly-tested leverage covenant and reduces the interest coverage ratio through and including the first quarter of 2021. In connection with this Amendment, the lenders obtained a first priority security interest in substantially all of the Company’s assets. The Amendment also imposes limitations on liens, indebtedness, asset sales, investments and acquisitions. In addition, the Company will be required to maintain a monthly-tested minimum liquidity covenant during the waiver period. The Amendment increases the interest and fees payable under the Credit Agreement for the duration of the period during which the waiver of the debt covenants remains in effect. Substantially all terms of the Credit Agreement revert back to the original terms as soon as the Company submits a quarterly compliance certificate with debt covenants at pre-Amendment levels. The Company incurred fees aggregating $2.8 million in connection with this Amendment, of which $2.3 million were deferred and are being amortized to interest expense over the term of the debt and the remaining amount was expensed.

The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. The Company was in compliance with the interest coverage ratio and other applicable covenants as of October 2, 2020.

Convertible Senior Notes (the “Notes”)

On May 21, 2020, the Company issued the Notes due on June 1, 2025, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $67.5 million principal amount of the Notes, was $517.5 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $502.6 million. The Company used part of the net proceeds to pay for the capped call transactions (“Capped Calls”) as further described below. The Notes will accrue interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes have an initial conversion rate of 47.5862 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $21.01 per share of the Company’s common stock and is subject to adjustment upon the occurrence of specified events. The Notes are governed by an indenture dated as of May 21, 2020 (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Company’s current intent and policy is to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of October 2, 2020, none of the conditions permitting early conversion by holders of the Notes had been met, therefore, the Notes are classified as long-term.

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components of $410.9 million and $106.6 million, respectively. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense over the term of the Notes.

The Company allocated the total issuance costs incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component of $11.9 million were recorded as a reduction to the liability portion of the Notes and will be amortized as interest expense over the term of the Notes. The issuance costs of $3.1 million attributable to the equity component were netted with the equity component in stockholders’ equity.

The Company recorded a net deferred tax liability of $20.5 million in connection with the issuance of the Notes, which was recorded to stockholders’ equity.

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Three Months Ended	Nine Months Ended
	October 2, 2020	October 2, 2020
Contractual interest expense	$3.1	$4.5
Amortization of debt issuance costs	0.4	0.6
Amortization of debt discount	4.4	6.4
Total interest expense	$7.9	$11.5

For the three and nine months ended October 2, 2020, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 7.3% to interest expense over the term of the Notes.

As of October 2, 2020, the fair value of the Notes was $717.2 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on October 2, 2020. The Notes are considered as Level 2 of the fair value hierarchy.

As of October 2, 2020, the if-converted value of the Notes exceeds the outstanding principal amount by $87.6 million.

Capped Call Transactions

In connection with the offering of the Notes, the Company entered into Capped Calls with certain counterparties. The Capped Calls each have an initial strike price of approximately $21.01 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $23.79 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 2.9 million shares of the Company's common stock. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of common stock issued upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to the Company's own stock and are considered equity classified, they are recorded in equity and are not accounted for as derivatives. The cost of $20.7 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

NOTE 14. STOCK TRANSACTIONS

Capital Stock

Under the Company’s amended and restated certificate of incorporation, as of September 20, 2019, the Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.01 per share and 15.0 million shares of preferred stock with no par value per share. On September 17, 2019, the Company issued shares of the Company’s common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company, which, together with the 100 shares of the Company’s common stock previously held by Danaher resulted in Danaher owning 127.9 million shares of the Company’s common stock. On September 20, 2019, the Company completed its IPO resulting in the issuance of an additional 30.8 million shares of its common stock. No preferred shares were issued or outstanding as of October 2, 2020.

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

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended October 2, 2020
Balance at July 3, 2020	$(120.5)	$(8.8)	$(27.2)	$(156.5)
Other comprehensive income before reclassifications:
Increase	4.0	1.9	—	5.9
Income tax impact	14.6	(0.4)	—	14.2
Other comprehensive income before reclassifications, net of income taxes	18.6	1.5	—	20.1
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.3	0.3
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.2	0.2
Net current period other comprehensive income, net of income taxes	18.6	1.5	0.2	20.3
Balance at October 2, 2020	$(101.9)	$(7.3)	$(27.0)	$(136.2)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended September 27, 2019
Balance at June 28, 2019	$(80.9)	$—	$(4.5)	$(85.4)
Other comprehensive loss before reclassifications:
Decrease	(53.5)	(0.7)	—	(54.2)
Income tax impact	(1.4)	0.1	—	(1.3)
Other comprehensive loss before reclassifications, net of income taxes	(54.9)	(0.6)	—	(55.5)
Balance at September 27, 2019	$(135.8)	$(0.6)	$(4.5)	$(140.9)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended October 2, 2020
Balance at December 31, 2019	$(116.4)	$0.1	$(27.9)	$(144.2)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	1.9	(9.8)	—	(7.9)
Income tax impact	12.6	2.4	—	15.0
Other comprehensive income (loss) before reclassifications, net of income taxes	14.5	(7.4)	—	7.1
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	1.1	1.1
Income tax impact	—	—	(0.2)	(0.2)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.9	0.9
Net current period other comprehensive income (loss), net of income taxes	14.5	(7.4)	0.9	8.0
Balance at October 2, 2020	$(101.9)	$(7.3)	$(27.0)	$(136.2)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 27, 2019
Balance at December 31, 2018	$(74.3)	$—	$(3.9)	$(78.2)
Other comprehensive loss before reclassifications:
Decrease	(60.1)	(0.7)	—	(60.8)
Income tax impact	(1.4)	0.1	—	(1.3)
Other comprehensive loss before reclassifications, net of income taxes	(61.5)	(0.6)	—	(62.1)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	—	(0.9)	(0.9)
Income tax impact	—	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.6)	(0.6)
Net current period other comprehensive loss, net of income taxes	(61.5)	(0.6)	(0.6)	(62.7)
Balance at September 27, 2019	$(135.8)	$(0.6)	$(4.5)	$(140.9)

NOTE 16. REVENUE

The following tables present the Company’s revenues disaggregated by geographical region for the three and nine months ended October 2, 2020 and September 27, 2019 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, have experienced extended periods of accelerated growth in gross domestic product and infrastructure, which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Specialty Products & Technologies	Equipment & Consumables	Total
Three Months Ended October 2, 2020
Geographical region:
North America	$147.3	$172.0	$319.3
Western Europe	69.2	66.7	135.9
Other developed markets	22.5	20.7	43.2
Emerging markets	77.9	64.2	142.1
Total	$316.9	$323.6	$640.5

Three Months Ended September 27, 2019
Geographical region:
North America	$148.8	$178.9	$327.7
Western Europe	62.1	65.4	127.5
Other developed markets	23.9	21.7	45.6
Emerging markets	83.0	75.5	158.5
Total	$317.8	$341.5	$659.3

	Specialty Products & Technologies	Equipment & Consumables	Total
Nine Months Ended October 2, 2020
Geographical region:
North America	$353.5	$397.5	$751.0
Western Europe	172.9	157.5	330.4
Other developed markets	59.5	49.3	108.8
Emerging markets	188.2	171.3	359.5
Total	$774.1	$775.6	$1,549.7

Nine Months Ended September 27, 2019
Geographical region:
North America	$450.7	$515.7	$966.4
Western Europe	234.7	209.0	443.7
Other developed markets	70.7	60.3	131.0
Emerging markets	257.8	232.2	490.0
Total	$1,013.9	$1,017.2	$2,031.1

Sales by major product group ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Consumables	$459.9	$449.5	$1,093.1	$1,403.1
Equipment	180.6	209.8	456.6	628.0
Total	$640.5	$659.3	$1,549.7	$2,031.1

Remaining Performance Obligations

Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.

As of October 2, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $18.4 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities

The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of October 2, 2020, and December 31, 2019, the contract liabilities were $49.1 million and $57.0 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the nine months ended October 2, 2020 and September 27, 2019 that was included in the contract liability balance on December 31, 2019 and December 31, 2018, was $39.1 million and $46.5 million, respectively.

Significant Customers

Sales to the Company’s largest customer were 12% and 10% of sales in the three and nine months ended October 2, 2020, respectively. Sales to the Company’s largest customer were 13% and 12% of sales in the three and nine months ended September 27, 2019, respectively.

Seasonality

Based on historical experience, the Company generally has more sales in the second half of the calendar year than in the first half of the calendar year, with the first quarter typically having the lowest sales of the year. Based on historical customer buying patterns, the Company generally has more sales in the fourth quarter than in any other quarter of the year, driven in particular by capital spending in the Equipment & Consumables segment. As a result of this seasonality in sales, profitability in the Equipment & Consumables segment also tends to be higher in the second half of the year. There are no assurances that these historical trends will continue in the future and the ongoing COVID-19 pandemic may impact these trends.

NOTE 17. RESTRUCTURING ACTIVITIES AND RELATED IMPAIRMENTS

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

The Company initiated restructuring related activities during the nine months ended October 2, 2020. The related liability, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance at December 31, 2019	$5.6	$—	$5.6
Costs incurred	62.5	8.1	70.6
Paid/settled	(36.7)	(7.2)	(43.9)
Balance at October 2, 2020	$31.4	$0.9	$32.3

Restructuring related charges recorded for the three and nine months ended October 2, 2020 and September 27, 2019, by segment were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Specialty Products & Technologies	$11.5	$1.0	$28.0	$4.2
Equipment & Consumables	14.3	0.9	66.3	4.5
Other	1.9	—	5.6	—
Total	$27.7	$1.9	$99.9	$8.7

The restructuring related charges incurred during the three and nine months ended October 2, 2020 and September 27, 2019, are reflected in the following captions in the accompanying Condensed Consolidated and Combined Statements of Operations ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Cost of sales	$8.6	$0.4	$35.3	$2.2
Selling, general and administrative expenses	19.1	1.5	64.6	6.5
Total	$27.7	$1.9	$99.9	$8.7

Impairments

During the three months ended July 3, 2020, the Company made the decision to exit a portion of its treatment unit business, which is part of the Equipment & Consumables segment, as part of its strategy to restructure its portfolio and improve its cost structure. In connection with the planned exit, which was substantially completed by the end of the third quarter, the Company recognized a non-cash loss of $19.3 million during the three months ended July 3, 2020. The majority of this loss included $9.2 million related to the impairment of certain intangible assets, which is included in selling, general and administrative expenses and $9.0 million of inventory write-offs, which is included in cost of sales. As soon as the production activities are completed, the Company expects to sell the manufacturing facility related to this business.

During the three months ended October 2, 2020, the Company continued its restructuring related activities to restructure its portfolio and improve its cost structure and recognized a non-cash loss of $10.0 million related primarily to long-lived assets, which is substantially included in selling, general and administrative expenses.

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

The Company’s effective tax rate of 22.9% and 21.1% for the three months ended October 2, 2020 and September 27, 2019, respectively, and effective tax rate of 28.0% and 19.6% for the nine months ended October 2, 2020 and September 27, 2019, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to the Company’s geographical mix of earnings, including the impact of COVID-19 in the three and nine months ended October 2, 2020.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has not identified material impacts to the quarterly provision as of and for the three and nine months ended October 2, 2020 and does not anticipate that the provisions of the CARES Act will impact income taxes in 2020. The Company will continue to evaluate the impact of the CARES Act as new clarifying guidance is issued throughout 2020.

NOTE 19.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company’s current intent and policy is to settle all Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion, the Notes will not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share.

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

The Company’s issuance of shares of its common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company on September 17, 2019, together with the 100 shares of the Company’s common stock previously held by Danaher, resulted in 127.9 million shares of the Company’s common stock being held by Danaher. In connection with the IPO, an additional 30.8 million shares were issued on September 20, 2019.

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

The table below presents the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Numerator:
Net income (loss)	$35.6	$62.1	$(75.1)	$161.5

Denominator:
Weighted-average common shares outstanding used in basic earnings (loss) per share:	159.7	130.6	159.4	128.8
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	2.0	—	—	—
Assumed conversion impact of the Notes	2.2	—	—	—
Weighted average common shares outstanding used in diluted earnings (loss) per share	163.9	130.6	159.4	128.8

Earnings (loss) per share:
Basic	$0.22	$0.48	$(0.47)	$1.25
Diluted	$0.22	$0.48	$(0.47)	$1.25

Since the Company was in a net loss position for the nine months ended October 2, 2020, no shares reserved for issuance upon exercise of stock options, vesting of restricted stock units or assumed conversion of the Notes were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

The following table presents the number of outstanding securities not included in the computation of diluted income (loss) per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Stock-based awards	4.2	—	1.9	—
Notes	—	—	0.8	—
Total	4.2	—	2.7	—

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

Segment related information is shown below ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Sales:
Specialty Products & Technologies	$316.9	$317.8	$774.1	$1,013.9
Equipment & Consumables	323.6	341.5	775.6	1,017.2
Total	$640.5	$659.3	$1,549.7	$2,031.1

Operating profit (loss) and reconciliation to income (loss) before income taxes:
Specialty Products & Technologies	$43.2	$54.6	$31.8	$175.2
Equipment & Consumables	45.0	31.1	(28.1)	48.1
Other	(18.8)	(7.0)	(67.2)	(23.8)
Operating profit (loss)	69.4	78.7	(63.5)	199.5
Nonoperating income (expense):
Other income	0.2	0.2	0.4	1.6
Interest expense, net	(23.4)	(0.2)	(41.2)	(0.2)
Income (loss) before income taxes	$46.2	$78.7	$(104.3)	$200.9

	October 2, 2020	December 31, 2019
Identifiable assets:
Specialty Products & Technologies	$3,716.1	$3,662.5
Equipment & Consumables	2,159.4	2,256.6
Other	730.2	239.2
Total	$6,605.7	$6,158.3

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

DBS License Agreement
The DBS License Agreement sets forth the terms and conditions pursuant to which Danaher has granted a non-exclusive, worldwide, non-transferable, perpetual license to the Company to use DBS solely in support of the Company’s businesses. The Company is able to sublicense such license solely to direct and indirect wholly-owned subsidiaries. In addition, both parties have licensed to each other improvements made by such party to DBS during the first two years of the term of the DBS license agreement.

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

After the Separation there were no related-party expenses allocated to the Company. The amounts of related-party expenses allocated to the Company from Danaher for the three and nine months ended September 27, 2019, were as follows ($ in millions):

	Three Months Ended	Nine Months Ended
	September 27, 2019	September 27, 2019
Allocated corporate expenses	$7.2	$23.2
Directly related charges:
Insurance programs expenses	0.8	2.7
Medical insurance programs expenses	11.0	35.5
Deferred compensation program expenses	0.1	0.7
Total related-party expenses	$19.1	$62.1

Revenue and other transactions entered into in the ordinary course of business
Certain of the Company’s revenue arrangements relate to contracts entered into in the ordinary course of business with Danaher and Danaher affiliates. The amount of related-party revenue was not significant for the three and nine months ended September 27, 2019.

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

We have incurred and will continue to incur additional costs as a separate public company. As a separate public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from Danaher. These additional costs are primarily for the following:

•additional personnel costs, including salaries, benefits and potential bonuses and/or stock-based compensation awards for staff additions to replace support provided by Danaher that is not covered by the Transition Services Agreement; and
•corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees.
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

During the three and nine months ended October 2, 2020 and year ended December 31, 2019, sales derived from customers outside of the United States were 53.7%, 54.9% and 56.0%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

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

Prioritization of Business Activities

In response to the COVID-19 pandemic, we have increased our investment in our infection control and prevention business by increasing shipments of disinfectant products and have further increased our investment to expand capacity.

We continue transforming our portfolio by investing in our implant and clear aligner products and also making investments in emerging markets. The cost reduction initiatives we have taken and will continue to undertake in the future, allow us to further invest in this growth strategy, which in turn we believe should improve our margins.

Our continued investment in Spark, our clear aligner system, has led to increased manufacturing capacity and continues to gain market adoption as orthodontists and their patients see the benefits of the clear, stain resistant and comfortable design.

We obtained regulatory approval of our N1 implant system and made our first sales in June. N1 is now available in eight countries in Europe and we will continue to roll out N1 to customers in the remainder of the year. Our Nobel Biocare business has obtained the EU Medical Device Regulation (“MDR”) Quality Management System certification and is one of the first in the dental industry to do so. This is an important milestone for Nobel Biocare, and we believe that we are on track in our efforts to achieve MDR certification for our full portfolio of products.

Results of Operations

In response to COVID-19, many dental associations globally recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there were widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures. The majority of dental practices have reopened, however, overall patient volume remains below pre-COVID-19 levels. As dental practices reopened, dental associations have recommended enhanced safety, disinfection and social distancing protocols. These measures may remain in place for a significant period of time in certain regions and are likely to continue to adversely affect our business, results of operations and financial condition. As a result, our sales have been significantly negatively impacted for the nine months ended October 2, 2020, which led to a temporary reduction in our manufacturing capacity as we have idled certain manufacturing facilities and furloughed the employees that work at the idled facilities in response, primarily in the second quarter. In addition, we have implemented various temporary cost reduction initiatives, which have included employee furloughs throughout the Company, implementing pay reductions, reducing discretionary spending, delaying capital expenditures and eliminating all non-essential business travel. We have also accelerated and increased our planned structural spending reduction programs that we believe will be substantially completed by the end of 2020.

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

Liquidity

In May of 2020, we entered into the Amendment that, among other changes as described in Note 13 to our Condensed Consolidated and Combined Financial Statements, waives the quarterly-tested leverage covenant and reduces the interest coverage ratio through and including the first quarter of 2021. Also in May, we issued the Notes with gross and net proceeds of $517.5 million and $502.6 million, respectively. We believe the Amendment, and the full borrowing capacity of $250.0 million available under the Revolving Credit Facility and the proceeds from the Notes, currently provide us with the appropriate level of flexibility to manage our operations. In future periods, the COVID-19 pandemic and its impact on the capital markets could impact our ability to obtain future financing.

As noted above, we are aligning our cost structure to the realities of the current operating environment. We continue to focus on actions to preserve liquidity by actively managing all discretionary spending. We are also taking additional actions to improve the long-term financial structure of the business.

Furthermore, we plan to continue utilizing certain provisions of the CARES Act enacted by the U.S. Government to provide additional short-term liquidity, including relief from employer payroll tax remittance and employee retention credits. We are evaluating other potential income tax impacts of the CARES Act. We are also evaluating provisions of similar legislation in other countries.

Acquisitions

Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.

On January 21, 2020, we acquired all of the shares of Matricel for cash consideration of approximately $43.7 million. Matricel, a German company, is a provider of biomaterials used in dental applications and is part of our Specialty Products and Technologies segment. For the three and nine months ended October 2, 2020, Matricel’s revenue and earnings were not material to our Condensed Consolidated and Combined Statements of Operations.

Currency Exchange Rates

On a period-over-period basis, currency exchange rates positively impacted reported sales by approximately 0.8% for the three months ended October 2, 2020 and negatively impacted reported sales by approximately 0.9% for the nine months ended October 2, 2020, compared to the comparable periods of 2019, primarily due to the weakening of the U.S. dollar against most major currencies for the three months ended October 2, 2020 and the strengthening of the U.S. dollar against most major currencies for the nine months ended October 2, 2020. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

UK’s Referendum Decision to Exit the EU

In a referendum on June 23, 2016, voters approved for the United Kingdom (“UK”) to exit the European Union (“EU”). A withdrawal agreement negotiated by and between the UK prime minister and the EU was ratified by the UK parliament in December 2019. The UK exited the EU on January 31, 2020.  A transition period began and business will remain as usual while the UK remains in the EU customs union until December 31, 2020.  Since the UK and EU are still negotiating the nature of their relationship after the transition period, we expect a hard exit as the most likely scenario as of January 1, 2021. We continue to monitor the new guidelines and regulations issued by the EU and UK regarding Brexit and we will continue to plan for potential impacts. To mitigate the potential impact of Brexit on the import of goods to the UK, we have adapted our supply chain and financial flows accordingly, and will temporarily increase our level of inventory within the UK if required. The ultimate impact of Brexit on our financial results is uncertain. For additional information, refer to “Item 1A. Risk Factors—General Risks” in our 2019 10-K.

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

Non-GAAP Measures

In this report, references to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to U.S. GAAP, but excluding:

•sales from acquired businesses;
•sales from discontinued products; and
•the impact of currency translation.
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

The portion of sales attributable to currency translation is calculated as the difference between:

•the period-to-period change in sales; and
•the period-to-period change in sales after applying current period foreign exchange rates to the prior year period.

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

RESULTS OF OPERATIONS

As discussed above, the COVID-19 pandemic has adversely impacted our overall results of operations for the three and nine months ended October 2, 2020.

	Three Months Ended
($ in millions)	October 2, 2020		September 27, 2019		$ Variance	% Change
Sales	$640.5	100.0%	$659.3	100.0%	(18.8)	(2.9)%
Cost of sales	299.8	46.8%	292.3	44.3%	7.5	2.6%
Gross profit	340.7	53.2%	367.0	55.7%	(26.3)	(7.2)%
Operating costs:
SG&A expenses	248.8	38.8%	$252.0	38.2%	(3.2)	(1.3)%
R&D expenses	22.5	3.5%	36.3	5.5%	(13.8)	(38.0)%
Operating profit	69.4	10.8%	78.7	11.9%	(9.3)	(11.8)%
Nonoperating income (expense), net
Other income	0.2	—%	$0.2	—%	—	NM
Interest expense, net	(23.4)	(3.7)%	(0.2)	—%	(23.2)	NM
Earnings before income taxes	46.2	7.2%	78.7	11.9%	(32.5)	(41.3)%
Income tax expense	10.6	1.7%	16.6	2.5%	(6.0)	(36.1)%
Net income	$35.6	5.6%	$62.1	9.4%	(26.5)	(42.7)%

Effective tax rate	22.9%		21.1%

	Nine Months Ended
($ in millions)	October 2, 2020		September 27, 2019		$ Variance	% Change
Sales	$1,549.7	100.0%	$2,031.1	100.0%	(481.4)	(23.7)%
Cost of sales	780.1	50.3%	907.4	44.7%	(127.3)	(14.0)%
Gross profit	769.6	49.7%	1,123.7	55.3%	(354.1)	(31.5)%
Operating costs:
SG&A expenses	759.4	49.0%	804.9	39.6%	(45.5)	(5.7)%
R&D expenses	73.7	4.8%	119.3	5.9%	(45.6)	(38.2)%
Operating (loss) profit	(63.5)	(4.1)%	199.5	9.8%	(263.0)	(131.8)%
Nonoperating income (expense), net
Other income	0.4	—%	1.6	0.1%	(1.2)	NM
Interest expense, net	(41.2)	(2.7)%	(0.2)	—%	(41.0)	NM
(Loss) earnings before income taxes	(104.3)	(6.7)%	200.9	9.9%	(305.2)	(151.9)%
Income tax (benefit) expense	(29.2)	(1.9)%	39.4	1.9%	(68.6)	(174.1)%
Net (loss) income	$(75.1)	(4.8)%	$161.5	8.0%	(236.6)	(146.5)%

Effective tax rate	28.0%		19.6%

SALES

GAAP Reconciliation

	% Change Three Month Period Ended October 2, 2020 vs. Comparable 2019 Period	% Change Nine Month Period Ended October 2, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	(2.9)%	(23.7)%
Less the impact of:
Acquisitions	(0.1)%	(0.2)%
Discontinued products	2.6%	1.7%
Currency exchange rates	(0.8)%	0.9%
Core sales growth (non-GAAP)	(1.2)%	(21.3)%

In response to COVID-19, many dental associations globally recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there were widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures. During the three months ended July 3, 2020, dental practices in the markets in which we operate started to reopen and as of October 2, 2020, the majority of dental practices were open, however, overall patient volume remains below pre-COVID-19 levels.

Core sales growth for the three months ended October 2, 2020, decreased 1.2%, compared to the comparable period of 2019. Core sales in developed markets increased during the three months ended October 2, 2020, as compared to the comparable period of 2019, primarily due to an increase in North America and Western Europe. Core sales in emerging markets decreased during the three months ended October 2, 2020, as compared to the comparable period of 2019, primarily due to declines in most major regions, partially offset with an increase in core sales in China.

Core sales growth for the nine months ended October 2, 2020, decreased 21.3%, compared to the comparable period of 2019. Core sales in developed markets decreased during the nine months ended October 2, 2020, as compared to the comparable period of 2019, primarily due to a decline in North America and Western Europe. Core sales in emerging markets decreased during the nine months ended October 2, 2020, as compared to the comparable period of 2019, with core sales declining in most major regions.

COST OF SALES AND GROSS PROFIT

The increase in cost of sales during the three months ended October 2, 2020, as compared to the comparable period in 2019, was primarily due to restructuring costs, an unfavorable sales mix and the impact of foreign currency exchange rates.

The decrease in cost of sales during the nine months ended October 2, 2020, as compared to the comparable period in 2019, was primarily due to lower sales as a result of the COVID-19 pandemic, partially offset by an unfavorable sales mix, restructuring costs, excess capacity costs and the impact of foreign currency exchange rates.

The decrease in gross profit margin during the three and nine months ended October 2, 2020, as compared to the comparable period in 2019, was due primarily to lower sales as a result of the COVID-19 pandemic, an unfavorable sales mix, restructuring costs and the impact of foreign currency exchange rates. Gross profit margin for the nine months ended October 2, 2020, was also impacted by higher excess capacity costs as compared to the comparable period in 2019.

OPERATING EXPENSES

The increase in SG&A expenses as a percentage of sales for the three months ended October 2, 2020, as compared to the comparable period of 2019, was primarily due to lower sales, restructuring and productivity improvement expenses, and incremental public company costs, partially offset by cost reduction initiatives including pay cuts, reduced discretionary spend including sales, marketing and travel and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

The increase in SG&A expenses as a percentage of sales for the nine months ended October 2, 2020, as compared to the comparable period of 2019, was primarily due to lower sales, restructuring and productivity improvement expenses, costs for legal matters and incremental public company costs, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend including sales, marketing and travel and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

The decrease in R&D expenses as a percentage of sales for the three and nine months ended October 2, 2020, as compared to the comparable periods of 2019, was primarily due to a decrease in spending on product development initiatives in the Equipment & Consumables segment, partially offset by lower sales.

OPERATING PROFIT (LOSS)

Operating profit margin was 10.8% for the three months ended October 2, 2020, as compared to an operating profit margin of 11.9% for the comparable period of 2019. The decrease in operating profit margin was due to lower sales primarily due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, incremental public company costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including pay cuts, reduced discretionary spend including sales, marketing and travel, research and development and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

Operating profit margin was (4.1)% for the nine months ended October 2, 2020, as compared to an operating profit margin of 9.8% for the comparable period of 2019. The decrease in operating profit margin was due to lower sales primarily due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, incremental public company costs, costs for legal matters and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend including sales, marketing and travel, research and development and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

NONOPERATING INCOME (EXPENSE), NET

The Company disaggregates the service cost component of net periodic benefit costs from the other components of net periodic benefit costs and presents the other components of net periodic benefit costs in nonoperating income (expense), net. The other components of net periodic benefit costs included in nonoperating income (expense), were $0.2 million for both the three months ended October 2, 2020 and September 27, 2019, and $0.4 million and $1.6 million for the nine months ended October 2, 2020 and September 27, 2019, respectively.

INTEREST EXPENSE, NET

The increase in interest expense for the three and nine months ended October 2, 2020, as compared to the comparable periods in 2019, is due to our outstanding debt balance of $1.8 billion. In addition, since May 2020, we have incurred higher interest rates on our Term Loans and Revolving Credit Facility as a result of the amended Credit Agreement. In conjunction with the Separation, we entered into the Credit Agreement, the proceeds of which were used to pay Danaher consideration for the transfer of the Dental business to us. In March of 2020, we drew down $250.0 million from our revolving line of credit and repaid it in September of 2020. In May of 2020, we issued the Notes with a principal value of $517.5 million to provide additional liquidity in response to the COVID-19 pandemic. For a discussion of our outstanding indebtedness, refer to Note 13 to our Condensed Consolidated and Combined Financial Statements in this Quarterly Report on Form 10-Q.

INCOME TAXES

Our effective tax rate of 22.9% and 21.1% for the three months ended October 2, 2020 and September 27, 2019, respectively and 28.0% and 19.6% for the nine months ended October 2, 2020 and September 27, 2019, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to our geographical mix of taxable earnings, including the impact of COVID-19 in the three and nine months ended October 2, 2020.

Our effective tax rate of 22.9% for the three months ended October 2, 2020, was higher compared to the comparable period in 2019 due to a change in our geographical mix of earnings and a reduction in certain discrete tax benefits. Our effective tax rate of 28.0% for the nine months ended October 2, 2020, was higher compared to the comparable period in 2019 due to a change in our geographical mix of earnings primarily due to the impact of the pretax loss as a result of COVID-19 and a reduction in certain discrete tax benefits.

COMPREHENSIVE INCOME (LOSS)

For the three months ended October 2, 2020, comprehensive income was $55.9 million as compared to comprehensive income of $6.6 million for the comparable period of 2019. The increase was primarily due to foreign currency translation gains, partially offset by lower net income. For the nine months ended October 2, 2020, comprehensive loss was $67.1 million as compared to comprehensive income of $98.8 million for the comparable period of 2019. The decrease was primarily due to lower net income, partially offset by foreign currency translation gains.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS

Sales by business segment were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Specialty Products & Technologies	$316.9	$317.8	$774.1	$1,013.9
Equipment & Consumables	323.6	341.5	775.6	1,017.2
Total	$640.5	$659.3	$1,549.7	$2,031.1

SPECIALTY PRODUCTS & TECHNOLOGIES

Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.

Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Sales	$316.9	$317.8	$774.1	$1,013.9
Operating profit	$43.2	$54.6	$31.8	$175.2
Operating profit as a % of sales	13.6%	17.2%	4.1%	17.3%

Core Sales Growth

	% Change Three Month Period Ended October 2, 2020 vs. Comparable 2019 Period	% Change Nine Month Period Ended October 2, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	(0.3)%	(23.7)%
Less the impact of:
Acquisitions	(0.2)%	(0.4)%
Discontinued products	0.2%	0.7%
Currency exchange rates	(1.0)%	0.7%
Core sales growth (non-GAAP)	(1.3)%	(22.7)%

Core sales growth for the three months ended October 2, 2020 decreased 1.3%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America, the Middle East and Latin America, partially offset by China and Western Europe. Core sales decreased for implant systems and in most of the markets we serve primarily as a result of the COVID-19 pandemic. Core sales for orthodontics increased primarily due to demand for our clear aligner systems and self-ligating brackets.

Core sales growth for the nine months ended October 2, 2020 decreased 22.7%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America, Western Europe and Asia. Core sales decreased for implant systems and orthodontic products in most of the markets we serve primarily as a result of the COVID-19 pandemic.

Operating profit margin was 13.6% for the three months ended October 2, 2020, as compared to an operating profit margin of 17.2% for the comparable period of 2019. The decrease in operating profit margin was primarily due to lower sales due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee pay cuts, reduced discretionary spend including sales, marketing and travel and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

Operating profit margin was 4.1% for the nine months ended October 2, 2020, as compared to an operating profit margin of 17.3% for the comparable period of 2019. The decrease in operating profit margin was primarily due to lower sales primarily due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, excess capacity costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend including sales, marketing and travel and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

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

Equipment & Consumables Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Sales	$323.6	$341.5	$775.6	$1,017.2
Operating profit (loss)	$45.0	$31.1	$(28.1)	$48.1
Operating profit (loss) as a % of sales	13.9%	9.1%	(3.6)%	4.7%

Core Sales Growth

	% Change Three Month Period Ended October 2, 2020 vs. Comparable 2019 Period	% Change Nine Month Period Ended October 2, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	(5.2)%	(23.8)%
Less the impact of:
Discontinued products	4.7%	2.6%
Currency exchange rates	(0.1)%	1.4%
Core sales growth (non-GAAP)	(0.6)%	(19.8)%

Core sales growth for the three months ended October 2, 2020 decreased 0.6%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in Western Europe, Asia and Latin America, partially offset by an increase in North America. Core sales of equipment decreased in most of the markets we serve primarily as a result of the COVID-19 pandemic, partially offset by an increase in core sales of traditional consumables and increased demand for our disinfecting products.

Core sales growth for the nine months ended October 2, 2020 decreased 19.8%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America, Western Europe and Asia. Core sales of equipment and traditional consumables decreased in most of the markets we serve primarily as a result of the COVID-19 pandemic, partially offset by increased demand for our disinfecting products.

Operating profit margin was 13.9% for the three months ended October 2, 2020, as compared to an operating profit margin of 9.1% for the comparable period of 2019. The increase in operating profit margin was primarily due to cost reduction initiatives including pay cuts, reduced discretionary spend including sales, marketing and travel, research and development and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods partially offset by higher restructuring and productivity improvement expenses, an unfavorable sales mix and the impact of foreign currency exchange rates.

Operating profit margin was (3.6)% for the nine months ended October 2, 2020, as compared to an operating profit margin of 4.7% for the comparable period of 2019. The decrease in operating profit margin was primarily due to lower sales due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, excess capacity costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend including sales, marketing and travel, research and development and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

INFLATION
The effect of inflation on our sales and net income (loss) was not significant for the three and nine months ended October 2, 2020 and September 27, 2019.

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

We depend on cash flow from operations, cash on hand and funds available under our Revolving Credit Facility. As of October 2, 2020, there were no borrowings outstanding under the Revolving Credit Facility. In May 2020, we received net proceeds of $502.6 million in connection with the Notes that we issued. In the future, we may depend on other debt financings and equity financings to finance our acquisition strategy, working capital needs and capital expenditures. While we expect to experience reduced cash flow from operations as a result of decreased revenues during the current operating environment resulting from the COVID-19 pandemic, we believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

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

Following is an overview of our cash flows and liquidity:
Overview of Cash Flows and Liquidity

	Nine Months Ended
($ in millions)	October 2, 2020	September 27, 2019
Net cash provided by operating activities	$90.5	$210.5

Acquisitions, net of cash acquired	$(40.7)	$—
Payments for additions to property, plant and equipment	(34.6)	(61.9)
Proceeds from sales of property, plant and equipment	—	1.6
All other investing activities	11.3	(2.3)
Net cash used in investing activities	$(64.0)	$(62.6)

Proceeds from issuance of convertible senior notes	$517.5	$—
Payment of debt issuance costs and other deferred financing costs	(17.2)	—
Proceeds from revolving line of credit	249.8	—
Repayment of revolving line of credit	(250.0)
Proceeds from borrowings	—	1,319.1
Purchase of capped calls related to issuance of convertible senior notes	(20.7)	—
Proceeds from stock option exercises	8.7	—
Proceeds from the public offering of common stock, net of issuance costs	—	643.4
Consideration to Danaher in connection with the Separation	—	(1,950.0)
Net transfers to Former Parent	—	(116.5)
All other financing activities	0.6	144.4
Net cash provided by financing activities	$488.7	$40.4

Operating Activities

Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $90.5 million during the nine months ended October 2, 2020, as compared to cash provided by operating activities of $210.5 million in the comparable period in 2019. The decrease in cash provided by operating activities was primarily due to a net loss, partially offset by higher non-cash expenses and higher levels of cash provided by working capital.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities increased by $1.4 million during the nine months ended October 2, 2020, as compared to the comparable period in 2019. The increase was primarily due to the acquisition of Matricel in January 2020, partially offset by lower purchases of property, plant and equipment and net proceeds from our cross-currency swaps.

Financing Activities

Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings, the issuance of common stock and transfers to Danaher prior to the Separation.

Net cash provided by financing activities was $488.7 million during the nine months ended October 2, 2020, compared to $40.4 million provided by financing activities for the comparable period of 2019. The increase in cash provided by financing activities was primarily due to the net proceeds received in connection with the issuance of the Notes in May 2020, partially offset by the purchase of the Capped Calls of $21 million. For the nine months ended September 27, 2019, the proceeds from our borrowings and the IPO were primarily used as consideration to Danaher in connection with the Separation.

For a description of our outstanding debt as of October 2, 2020, the Senior Credit Facilities, the Amendment we entered into in May 2020 and the Notes, refer to Note 13 to our Condensed Consolidated and Combined Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs through operating cash flow and cash and cash equivalents on hand and borrowings available under the Revolving Credit Facility as of October 2, 2020.

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

As of October 2, 2020, we held $700.8 million of cash and equivalents that were held on deposit with financial institutions. Of this amount, $464.6 million was held within the United States and $236.2 million was held outside of the United States. To preserve cash during these uncertain economic times, we have implemented various temporary cost reduction initiatives and have also accelerated and increased a planned spending reduction program that we believe will be substantially completed by the end of 2020. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See Part II, Other Information, Item 1A. Risk Factors.

While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. The cash that our non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of October 2, 2020, we believe that we have sufficient sources of liquidity to satisfy our cash needs, including our cash needs in the United States.

Contractual Obligations

There were no material changes to our contractual obligations during the three and nine months ended October 2, 2020, other than our borrowings under our Revolving Credit Facility and issuance of the Notes. For a discussion of our contractual obligations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in the 2019 10-K.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2019 10-K that would have a material impact on the Company’s Condensed Consolidated and Combined Financial Statements.

Amendment to Credit Agreement

On May 6, 2020, we entered into the Amendment to our Credit Agreement that, among other changes, waives the quarterly-tested leverage covenant and reduces the interest coverage ratio to 2.00 to 1.00 through and including the first quarter of 2021. In connection with this Amendment, the lenders obtained a first priority security interest in substantially all of our assets. The Amendment also imposes limitations on liens, indebtedness, asset sales, investments and acquisitions. In addition, we will be required to maintain a monthly-tested minimum liquidity covenant of $125.0 million during the waiver period. The Amendment increases the interest and fees payable under the Credit Agreement for the duration of the period during which the waiver of the debt covenants remains in effect. Substantially all terms of the Credit Agreement revert back to the original terms as soon as we submit a quarterly compliance certificate with debt covenants at pre-Amendment levels.

Notes

On May 21, 2020, we issued the Notes due on June 1, 2025, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $68 million principal amount of the Notes, was $517.5 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $502.6 million. The Notes will accrue interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes have an initial conversion rate of 47.5862 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $21.01 per share of our common stock and is subject to adjustment upon the occurrence of specified events. The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture).

Capped Call Transactions

In connection with the offering of the Notes, we entered into the Capped Calls with certain counterparties. The Capped Calls each have an initial strike price of approximately $21.01 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $23.79 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 2.9 million shares of the Company's common stock. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of common stock issued upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The cost of $20.7 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2019 10-K. There were no material changes to this information reported in our 2019 10-K during the quarter ended October 2, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2019 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2019 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2020 (the “Q1 10-Q”) and in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2020 (the “Q2 10-Q”), which could materially affect our business, financial position, or future results of operations. The risks described in our 2019 10-K, Q1 10-Q and Q2 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our 2019 10-K, Q1 10-Q and Q2 10-Q.

Risks Related to Our Business

The COVID-19 pandemic has had and could continue to have a material adverse effect on our business and results of operations.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of COVID-19. To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our revenues and expenses, including as a result of preventive and precautionary measures that we, our dental customers, other businesses, and governments are taking. The majority of dental practices have reopened, however, overall patient volume remains below pre-COVID-19 levels. As dental practices reopened, dental associations have recommended enhanced safety, disinfection and social distancing protocols. These measures may remain in place for a significant period of time in certain regions and are likely to continue to adversely affect our business, results of operations and financial condition. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products.

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

In response to the negative impact of COVID-19 on the Company’s business, we implemented various temporary cost reduction initiatives. These actions, as they relate to the Company's manufacturing operations, could reduce the efficiency of our manufacturing operations and could further adversely affect our results of operations. Future cost savings initiatives and other measures related to stopping the spread of COVID-19 could also adversely affect our research and development activities, which could negatively impact our growth strategies. As a result of the COVID-19 pandemic, we may experience delays in obtaining regulatory clearances and approvals to market our products.

As part of our efforts to reduce costs to mitigate the impact of COVID-19 on the Company, we took several actions related to our employees, including implementing temporary furloughs and reduced work schedules for a substantial number of our employees, implementing pay reductions, and reducing our overall workforce. Such steps, and further changes we may make in the future to reduce costs, may negatively impact our ability to attract and retain employees. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through bargaining relating to the shut down and/or reopening of our operations, or otherwise. We could also be materially adversely affected if we are unable to effectively address employment-related matters, including any employment-related litigation, or maintain satisfactory relations with our employees.

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

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdowns and/or recessions that could curtail or delay spending by our customers and affect demand for our products as well as increased risk of customer defaults or delays in payments. Additionally, we cannot assure you that conditions in the bank lending, capital and other financial markets will not deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained or not be available on attractive terms, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic and the continuing or additional measures that governmental authorities may take to mitigate it, as well as the uncertain timing of global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results.

Moreover, many risk factors set forth herein and in our 2019 10-K, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Our restructuring actions could have long-term adverse effects on our business.

We are currently implementing significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers, limit our ability to increase production quickly if demand for our products increases and trigger adverse public attention. Further, these activities may cause employees or third parties to raise claims against us, potentially resulting in additional costs and/or causing delays in the implementation. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Moreover, we may not succeed in implementing present or future restructuring activities or cost reduction activities. Realizing the anticipated benefits from these initiatives, if any benefits are achieved at all, may take several years, and we may be unable to achieve our targeted cost efficiencies and gross margin improvements. Additionally, we may have insufficient access to capital to fund investments in these strategic initiatives, or our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business. Any of the circumstances described above could adversely impact our business and financial statements.

Risks Related to Ownership of Our Stock

The price of our common stock may continue to be volatile.

We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through October 28, 2020, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $33.30 on January 24, 2020. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

•our quarterly or annual earnings, or those of other companies in our industry;
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimated by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•changes to the regulatory and legal environment in which we operate;
•market and business conditions related to COVID-19;
•overall market fluctuations and domestic and worldwide economic conditions; and
•other factors described in our 2019 10-K and in this Quarterly Report.
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

ENVISTA HOLDINGS CORPORATION
Date: October 29, 2020	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer

Date: October 29, 2020	By:	/s/ Kari-Lyn Moore
Kari-Lyn Moore
Vice President and Chief Accounting Officer