Form 10-K
period 2020-12-31
Envista Holdings Corp
filed 2021-02-19
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Yes   ☒     No  ☐
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐     No  ☒
As of February 12, 2021, the number of shares of the Registrant’s common stock outstanding was 160,082,355. The aggregate market value of the common stock of the Registrant held by non-affiliates on July 2, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was $2.7 billion (based upon the closing price of $21.40 of the Registrant's common stock as reported on the New York Stock Exchange on such date).
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2021 Proxy Statement specifically incorporated herein by reference, the 2021 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I
ITEM 1. BUSINESS
Overview
Envista is one of the largest global dental products companies with significant market positions in some of the most attractive segments of the dental products industry, including implants, orthodontics and digital imaging technologies. We develop, manufacture and market one of the most comprehensive portfolios of dental consumables, equipment and services to dental professionals covering an estimated 90% of dentists’ clinical needs for diagnosing, treating and preventing dental conditions as well as improving the aesthetics of the human smile. Our operating companies, Nobel Biocare Systems, Ormco and KaVo Kerr, serve more than 1 million dentists in over 150 countries through one of the largest commercial organizations in the dental products industry and through our dealer partners. In 2020, we generated total sales of $2.3 billion, of which approximately 74% were derived from sales of consumables, services and spare parts.
We were formed in 2018, as a wholly-owned subsidiary of Danaher Corporation (“Danaher”), to serve as the ultimate parent company of the dental platform of Danaher. On September 20, 2019, we completed an initial public offering (“IPO”) resulting in the issuance of 30,783,200 shares of our common stock, which represented 19.4% of our outstanding shares. In connection with the IPO, Danaher transferred to us substantially all of its dental business in exchange for (i) 127,867,900 shares of our common stock issued by us to Danaher, (ii) all of the net proceeds from the IPO (approximately $643.4 million), and (iii) all of the net proceeds (approximately $1.3 billion) we received from issuance of the term loans in September 2019. Additionally, on September 19, 2019, Danaher and Envista entered into certain agreements that provide a framework for our ongoing relationship with Danaher. The transactions to separate the dental business from Danaher, as described here and elsewhere in this Annual Report, are referred to, collectively, as the “Separation.” For additional information regarding the Separation transactions, see Note 1 and Note 23 to our audited consolidated and combined financial statements included elsewhere in this Annual Report.
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
We were built through the acquisition and integration of over 25 leading dental businesses and brands over the course of more than 15 years. Our core leadership team has been in place since 2016 and has over 200 collective years of dental market experience and we have over 12,000 employees to execute on our purpose to partner with professionals to improve lives. Since 2016, we have leveraged the Envista Business System (“EBS”) to consolidate over ten operating companies into three operating companies, reduced our number of sites from over 230 to under 100, and significantly transformed our business. EBS is a set of lean, innovation, growth and leadership-focused tools and processes that differentiates us and underpins our competitive advantage. The application of EBS has reduced costs and business complexity, freeing up resources that we have invested in research and development for new product development focusing on implants, digital imaging and workflow solutions, aligners, and infection prevention as well as growing our direct sales infrastructure, especially in emerging markets (which we have historically defined as developing markets of the world, which prior to the COVID-19 pandemic, have experienced extended periods of accelerated growth in gross domestic product and infrastructure, which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia)).
The Dental market has attractive secular drivers which we believe will drive growth for several years to come. These include the digitization of dental practices globally, which is transforming the way dentists diagnose and treat patients, leading to better clinical outcomes. In addition, we believe future growth in the dental industry will be driven by an aging population, the current under penetration of dental procedures, especially in emerging markets, improving access to complex procedures due to increasing technological innovation, an increasing demand for cosmetic dentistry and the growth of Dental Service Organizations (“DSOs”), which are expected to drive increasing penetration and access to care globally. Orthodontics and implants both have less than 10% market penetration globally and are areas where we have a significant market presence. Infection prevention is also a significant growth driver in the healthcare marketplace due to new disinfection protocols in response to COVID-19 and a focus on reducing hospital acquired infections.

We are a leading dental provider in emerging markets. In 2020, we generated $513 million, or 22%, of our sales from emerging markets. Our growing scale in these markets has been driven by strategic investments in underpenetrated markets, such as the Greater China region, where we had sales of $235 million in 2020. We are also replicating key elements of our Greater China region strategy in other emerging markets to benefit from the future growth potential associated with expanding access to dental care in these regions.
Our commercial organization includes over 3,500 employees with deep clinical, product and workflow expertise who interact with customers on a daily basis. We are also a leading global provider of clinical training to enhance patient access to high-quality dental care, reaching over 400,000 dental professionals annually through more than 4,000 training and education events we directly organize. The majority of our training and education events were conducted online in 2020 and we reached a larger audience than in prior years. Through our trusted brands, innovative product offerings and comprehensive customer service, we have established strong relationships globally with key constituencies, including DSOs, dental specialists, general dentists, and dental laboratories. We believe the continuing expansion of our global commercial organization will provide us with significant opportunities for future growth as we increase our penetration in various geographic markets.
Innovation is a core part of our strategy and we believe that our research and development expenditure of approximately $600 million since 2017 was one of the highest R&D spends in the dental products industry. We target our R&D efforts to address customers’ unmet needs and our commercial scale gives us deep insight into all fields of dentistry. Through our investments in R&D, we have accelerated multiple new product development initiatives, such as the DTX software suite, the N1TM implant system, and SparkTM clear aligners, each of which is discussed in more detail below.
Our business is operated through two segments: Specialty Products & Technologies, which is comprised of our Nobel Biocare Systems and Ormco operating companies, and Equipment & Consumables, which is comprised of our KaVo Kerr operating company.
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2020 and 2019 ($ in millions).

	Specialty Products & Technologies	Equipment & Consumables	Total
Year ended December 31, 2020
Geographical region:
North America	$503.3	$594.3	$1,097.6
Western Europe	259.2	253.1	512.3
Other developed markets	85.4	74.2	159.6
Emerging markets	269.4	243.1	512.5
Total	$1,117.3	$1,164.7	$2,282.0

Year ended December 31, 2019
Geographical region:
North America	$602.7	$714.9	$1,317.6
Western Europe	315.6	288.1	603.7
Other developed markets	92.8	81.5	174.3
Emerging markets	331.6	324.4	656.0
Total	$1,342.7	$1,408.9	$2,751.6

Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We typically market these products directly to end-users through our commercial organization, and 86% of our 2020 sales for this segment were direct sales. In 2020, our Specialty Products & Technologies segment generated $1,117 million of sales, representing year-over-year sales and core sales decline of (16.8)% and (16.6)%, respectively. In 2020, 45% of segment sales were derived from North America, 23% from Western Europe, 8% from other developed markets, and 24% from emerging markets. Sales of consumables, services and spare parts comprised 94% of segment sales in 2020. This segment is comprised of two operating companies, Nobel Biocare Systems and Ormco.

Equipment & Consumables
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems and sensors, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products. In 2020, our Equipment & Consumables segment generated $1,165 million of sales. In 2020, 51% of segment sales were derived from North America, 22% from Western Europe, 6% from other developed markets, and 21% from emerging markets. We distribute our Equipment & Consumables segment products primarily through our channel partners, representing approximately 87% of sales in this segment in 2020. This segment is comprised of our KaVo Kerr operating company.

COVID-19 Impact

The continuing global spread of COVID-19 has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, our dental customers, other businesses, our communities and governments are taking to mitigate the spread of the virus. In response to COVID-19, many dental associations globally recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there were widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures. The majority of dental practices have reopened, however, overall patient volume remains below pre-COVID-19 levels. As dental practices reopened, dental associations have recommended enhanced safety, disinfection and social distancing protocols. These measures may remain in place for a significant period of time in certain regions and may continue to adversely affect our business, results of operations and financial condition. Furthermore, a worsening of the pandemic or impacts of new variants of the virus may lead to further temporary closures of dental practices in the future. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

Restructuring Activities

We implemented significant restructuring activities across our businesses to execute our strategy, streamline operations, take advantage of available capacity and resources and to adjust our cost structure. For additional information regarding our restructuring activities, please refer to Note 19 to our audited consolidated and combined financial statements included elsewhere in this Annual Report.

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

Our Strategy
Our strategic focus is comprised of three key elements, which are based on the EBS strategic areas of Lean, Innovation, Growth and Leadership.
◦“Establish a Strong Foundation”: We have been successful in the past in driving continuous improvements and margin expansion through the application of EBS. Beginning in 2016, we consolidated our operating companies, substantially reduced our manufacturing sites, consolidated sales offices, streamlined our R&D organization, and centralized our direct and indirect procurement organizations. We simplified our portfolio by reducing our imaging and treatment unit brands from 11 to 5 and exiting lower growth/margin businesses. In 2020, we also executed a $100 million permanent cost reduction initiative. We continue to pursue a number of ongoing strategic initiatives across our operating companies relating to efficient sourcing and improvements in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

◦“Reinvest for Growth”: Streamlining our business operations and reducing costs has allowed us to reposition ourselves to create a consumable and equipment workflow-oriented portfolio. We have invested in our Specialty Products & Technology segment, as well as in Infection Prevention, adding manufacturing capacity and personnel to these businesses, with plans for further investment in 2021. We intend to drive shareholder value by deploying capital to acquire or invest in other businesses that strategically fit into or extend our product offering into new or attractive adjacent markets. We are planning to expand our clinical training and education infrastructure to further increase brand loyalty, deepen our relationships with dental practitioners and further enhance patient access to high quality dental care. We believe these investments better position us to effectively meet the needs of our customers, particularly the growing DSO segment, which values a comprehensive, end-to-end product offering with the ability to roll out new technologies and procedure-focused trainings at scale.

◦“Maintain and Pursue Long-Term Market Leadership”: As we seek to continue to improve our business and drive increased cash flow, we expect to strategically invest in innovation in order to better serve our customers. We have invested significant resources in the following areas which we believe will help drive long-term market leadership:

•Digital Workflow: We have developed our Diagnostic and Treatment Planning Software, DTX, to meet the growing demands for digital connectivity of dental practices.

▪Specialty Products and Technologies: We have launched several new products in our Orthodontics business and over 20% of our sales in this area are from products launched in the past 3 years. In 2020, we expanded capacity for our Spark clear aligners and added over 1,000 new employees to our Orthodontics business. Our R&D expenditures in Nobel Biocare Systems accelerated the development of new implant systems. These innovations target increased adoption of implants that we believe can grow market share. We will continue to invest in our global commercial footprint and product innovation to grow our strong position in the Implant and Orthodontics markets, both of which are underpenetrated.

▪Infection Prevention: We saw this market grow in 2020 due to increased infection prevention compliance as a result of the COVID-19 pandemic. We have over 40% of the dental market share in this area. We have added capacity to this business and have extended outside the U.S. We are expanding our presence in the medical market, with products designed specifically for this field.

▪Emerging Markets: We are one of the largest dental product providers in the Greater China region with R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources. We have built a business that generated less than $30 million in sales in 2011 to one that generated $235 million in sales in 2020. We expect to continue to invest in the Greater China region as we believe it will be a strong growth driver for our business in the future. We have succeeded in the Greater China region by harnessing our existing go-to-market infrastructure, building familiarity with local customer needs and regulations, and establishing dedicated locally-based management resources. We are replicating key elements of this strategy in other emerging regions, such as Latin America, Asia Pacific, Eastern Europe and Russia.

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
While both equipment and consumables represent significant expenditures for dental service providers, the sales dynamics for each differ. The sale of equipment depends on technological advancements, dentists’ willingness to invest in new technologies, opening of new offices and replacement demand. On the other hand, consumables are more dependent on patient volume. We believe large multi-category manufacturers that provide a broad portfolio of equipment and consumables have more recession-resilient product portfolios and can gain meaningful competitive advantage over their peers as larger customers increasingly seek package deals and consolidate suppliers, and digital dentistry adoption creates links between different products in the dental practitioners’ offices.
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
Key Segments Within the Dental Products Industry
◦Imaging: Imaging (both x-ray and other visualization solutions) is considered the entry-point for many dental diagnostic exams and subsequent treatments. The rapid adoption of digital technologies in the imaging segment has transformed dental practices and has increased access to care as well as the quality of care delivered to patients. We believe enhanced connectivity amongst different types of dental imaging/diagnostic equipment and integration with downstream treatment planning and treatment delivery solutions will further improve dental workflows and lead to better treatment outcomes. We believe digitalization and connectivity will continue to drive high growth in this segment.
◦Implants: The implant industry is significant and enjoys higher margins and growth than the overall dental products market. The U.S. and the Greater China region, represent key growth drivers for this industry. In the U.S., implant penetration far lags other developed markets such as Germany, Spain and Italy. In China, the prevalence of severe tooth loss is higher than in the U.S., while implant penetration is far below the U.S. We expect product innovation and increased affordability to help drive future growth in emerging markets.
◦Orthodontics: Traditional wires and brackets systems continue to be the preferred choice in complex and young adult cases, due to their better clinical outcomes. In recent years, clear aligners have become an increasingly popular treatment option and are expected to grow at a significantly faster pace than traditional metal wires and brackets. Clear aligners are aesthetically pleasing and clinically proven to be effective in less severe cases, which combined with technological advancements that have significantly increased the number of providers offering orthodontic treatments, have expanded the addressable market for orthodontic procedures. Going forward, we believe this product segment will continue to grow at a high pace as aesthetics become increasingly important to patients.
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

We believe continued growth in both the global dental industry and global dental products market will be driven by a variety of factors, including:
◦An aging population. According to the United Nations, in 2017 there were nearly 1 billion people aged 60 or over in the world, comprising 13% of the global population. By 2050, that number is expected to double to approximately 2 billion people and comprise 22% of the world’s population, largely driven by aging in low and middle-income countries. With the aging of the population, prevalence of dental conditions, including edentulism (full tooth loss), dry mouth, root and coronal caries, and periodontitis, increases. According to the World Health Organization - World Health Survey, generally between 20-30% of people over 60 years are suffering from edentulism. As the global population continues to age, we believe older patients will help drive increased demand for dental products and services.
◦The current underpenetration of dental procedures, especially in emerging markets. According to the Global Economy and Development Working Paper 100 of the Brookings Institution, it is estimated that between 2015 and 2030, the middle class population in emerging markets will grow by approximately 1.5 billion people, from 2.0 billion to 3.5 billion. This major demographic shift is generating a large, new customer base with increased access to dental products and services along with the resources to pay for them. According to the World Health Organization, the number of dentists in China is less than 10 per 100,000 people compared to 60 in the U.S. and 85 in Germany. The expansion of training opportunities for dental professionals in emerging markets is also leading to increased patient awareness and access to premium dental products and procedures, further facilitating the market’s growth.
◦Improving access to complex procedures due to increasing technological innovation. The market for digital dental solutions has grown substantially in recent years due to increased demand from dentists and dental professionals for increased efficiency and better product workflows, with rapid adoption of these technologies not only in the U.S. and Europe, but also in emerging markets. Digital dental solutions enhance the workflow of dentists from diagnostics to treatment. Providing better diagnostics allows dentists to more effectively treat patient needs, often at lower cost. Beyond diagnostics, digital dental solutions are also increasingly being utilized in implant, orthodontic and restorative treatment planning. This simplifies case planning and execution, which is especially relevant for newer dentists as technology helps to de-skill complex procedures and increase outcome predictability.
◦An increasing demand for cosmetic dentistry. Increased awareness of the importance of oral health maintenance and increasing consumer focus on cosmetic dentistry continues to act as a meaningful growth driver for the global dental industry. Orthodontic procedures are increasingly aesthetically driven as evidenced by the rapid adoption of clear aligners. We believe aesthetically-driven patients seeking an increasing number of tooth replacement procedures and teeth straightening procedures will continue to drive the demand for dental implants and aligners.
◦Growth of DSOs, which are expected to drive increasing penetration and access to care globally. In the U.S. and globally, increasing demand for dental services has driven the growth of alternative care delivery networks. DSOs in the U.S. are focused on underserved markets where access to general as well as complex dental care is relatively underpenetrated. Globally, growth of private insurance as well as private provider networks provide access to more complex procedures that are not covered under social insurance. We believe the continued growth of these care delivery networks will increase demand for dental products and more complex procedures which require more advanced technologies.
Our Competitive Strengths
We believe we have significant competitive strengths, including:
◦Brand leadership with a long track record and strong brand recognition. We built our business around brands with long histories of innovation and strong brand recognition in the dental products market. The founder of Nobel Biocare Systems introduced the world’s first dental implant and Nobel Biocare Systems has since become a world leader in the field of innovative implant-based dental restorations. Ormco has over 60 years of distinguished history providing orthodontists with high quality, innovative products. Multiple brands within KaVo Kerr have more than 100 years of history in dental products. We believe the long history and leadership of our well-known brands in the dental products industry enhances our connections with both patients and providers and supports our strong market position.

◦Comprehensive portfolio with leadership in key attractive segments. We believe we have one of the most comprehensive offerings in the industry, enabling us to be a vendor of choice for many dental practitioners, dental laboratories, distributors and DSOs. The breadth and depth of our product offerings address an estimated 90% of dentists’ clinical needs from consumables to digital equipment solutions. Our catalog of products covers the spectrum from value-focused products to premium brands, allowing providers to fully address patient needs in different market segments. Within our product portfolio, we believe we are one of the largest manufacturers in implants and orthodontics and have one of the largest installed bases of imaging devices. Our broad product offering positions us particularly well to serve the needs of DSOs, which have been one of the fastest growing segments of our customer base.
◦Global commercial reach. Our operating companies serve more than 1 million dentists in over 150 countries through one of the largest customer-facing sales teams in the dental products industry and through our dealer partners. In 2020, we generated 56% of our sales from markets outside of the U.S. We reach dentists via a network of over 1,000 global distribution partners. We believe our diverse sales channels, global manufacturing and distribution, and local market knowledge help us to better address customers’ needs. We are also a leading global provider of clinical training to enhance patient access to high-quality dental care.
◦Strong position in emerging markets, particularly in the Greater China region. Emerging markets represented 22% of our total sales in 2020. We have built one of the largest dental products businesses in the Greater China region, with three manufacturing operations and a fully localized infrastructure with dedicated R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources. With this structure, we believe that we are well positioned to capture additional share in the growing Chinese dental products industry. Given our success in the Greater China region, we are replicating key elements of this strategy in other high growth regions such as Latin America, Asia Pacific, Eastern Europe and Russia.
◦Track record of innovation. Our operating companies have a long track record of successful innovation, having pioneered many new dental product categories since their inception. Our strong commercial infrastructure allows us to obtain insights into unmet needs at the practitioner level and translate them into differentiated products. Our focus on innovation has yielded many differentiated products over the years, such as NobelActive dental implants, Damon bracket and wire system and i-CAT 3D imaging system. We are continuing this legacy of innovation with our N1 implant system, Spark clear aligners and DTX clinical software ecosystem. Our new product development activities are complemented by externally sourcing technologies through a broad network of partnerships, collaborations, and investments involving third-party research institutions, universities and innovative start-up companies.
◦Envista Business System. We believe our deep-rooted commitment to EBS helps drive our success and market leadership and differentiates us in the dental products industry. EBS encompasses not only lean tools and processes, but also methods for driving innovation, growth and leadership. Within the EBS framework, we pursue a number of ongoing strategic initiatives relating to streamlining business operations, portfolio simplification, reduction of costs, redeployment of resources, customer insight generation, product development and commercialization, efficient sourcing, and improvement in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.
◦Experienced management team with extensive dental industry experience. Our executive officer team has over 200 collective years of dental industry experience and a proven track record of applying EBS to execute on our strategic and operational goals. Under their leadership, we have undertaken a significant transformation to better position our business for organic and inorganic growth and diversify our sales globally. We believe our management team will continue to drive growth and profitability in our business in the future.
Our Business Segments
The table below describes the percentage of our total annual sales attributable to each of our segments over each of the three years ended December 31, 2020. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 22 in our audited consolidated and combined financial statements included elsewhere in this Annual Report.

	2020	2019	2018
Specialty Products & Technologies	49%	49%	48%
Equipment & Consumables	51%	51%	52%

Specialty Products & Technologies
Our Specialty Products & Technologies segment, consisting of Nobel Biocare Systems and Ormco operating companies, develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We have a strong direct relationship with our customers through a sales force of more than 1,800 employees. In 2020, direct sales to end-users represented 86% of segment sales and sales from consumables, services and spare parts comprised 94% of segment sales. We believe strong industry fundamentals and new product introductions in this segment will continue to drive substantial growth for us.
Nobel Biocare Systems
Nobel Biocare Systems (“Nobel”) is a world leader in the field of innovative implant-based dental restorations offering over 3,000 products and enabling dentists to deliver single-tooth to full-mouth restorations. Nobel’s well-known brands include Nobel BiocareTM, Alpha-Bio TecTM, Implant DirectTM, Logon, Nobel ProceraTM and OrascopticTM. As the pioneer of implant science grounded in clinical research, Nobel has introduced a number of solutions that have become widely adopted in the premium implant industry. Nobel’s comprehensive product offering includes dental implant systems, guided surgery systems, biomaterials, prefabricated and custom-built prosthetics and dental eye loupes, marketed under a variety of brands, including Nobel Biocare, Alpha-Bio Tec, Implant Direct, Nobel Procera and Orascoptic. Nobel also offers a comprehensive education program to fully train its broad range of clinical customers, from clinicians performing basic implant procedures to the most advanced practitioners, with the goal of enhancing patient access to high-quality dental care. Customers of Nobel include oral surgeons, prosthodontists and periodontists.

The table below provides a summary description of key products and brands offered by Nobel Biocare Systems products:
Nobel has a long history of innovation, which includes both the first documented case of a titanium implant placement in a human and introduction of the concept of living bone adhering to an artificial implant (known as osseointegration). Today, Nobel offers several implant systems and is integrating them with the DTX suite of software applications described below. Currently, NobelActive is our top implant system in terms of sales and number of placements. NobelActive offers high primary stability allowing patients to receive and use prosthetics the same day as the implant is placed. The most recent example of Nobel’s innovation leadership is the N1 implant system, which was recently launched in Europe, with authorization for sale in further regions pending, and which we believe will be a significant product for Nobel and will simplify the implant procedure. N1’s unique implant and site preparation method was created with the goal to reduce complexity and streamline workflows during implant and restorative procedures. Through our Implant Direct, Alpha-Bio Tec and Logon value implant businesses, we also offer a variety of implant systems that cover a broad range of price points in the market.
Since being acquired in 2014, Nobel has focused on reinvigorating its product offerings and has released over 30 new products. Among these are, the comprehensive software packages ‘DTX Studio Implant,’ which is used for treatment planning of dental implants, and ‘DTX Studio Lab,’ which is used for prosthetics treatment planning. These software packages are now integrated in our broader DTX software suite, which also includes the new ‘DTX Studio Clinic’ software package offered with our imaging devices. With DTX, clinicians can use one software ecosystem from image acquisition and diagnosis to treatment planning, implant surgery, and restoration planning and placement, as well as collaborate with treatment partners such as other dentists or laboratories on one digital platform. We believe this will enable significant clinical workflow efficiencies and more predictable clinical outcomes.

Ormco
For over 60 years, Ormco has provided orthodontic professionals with high quality, innovative products backed by educational support to enhance the lives of their patients. Ormco is a leading manufacturer and provider of advanced orthodontic technology and services designed to move malpositioned teeth and jaws. Ormco products include brackets and wires, tubes and bands, archwires, clear aligners, digital orthodontic treatments, retainers, and other orthodontic laboratory products, and are marketed under the DamonTM, InsigniaTM, AOATM and Spark brands. Ormco also offers a comprehensive education system to fully train its clinical customers from basic to the most advanced, with the goal of enhancing patient access to high-quality dental care. Customers of Ormco are primarily orthodontists.

The table below provides a summary description of key products and brands offered by Ormco:
Ormco is a leader in passive self-ligating metal brackets, marketed as the Damon System. Passive self-ligation is a method of moving teeth using a fraction of the force levels required by brackets that utilize ligatures. In 2018, Ormco launched its next generation product, DQ2TM, which offers twice the rotational control as the predecessor bracket, allowing for optimal precision, predictability and efficiency. In 2018, Ormco launched Symetri™ Clear, an advanced aesthetic ceramic bracket designed for refined strength, patient comfort and easy debonding without fracturing. In 2019, Ormco launched SmartArch™, a patented laser-engineered archwire designed to enable clinicians to move into a finish wire after just two archwires, reducing treatment time. Ormco also offers the Insignia digital orthodontic system as well as a variety of other orthodontic products, including twin brackets, clear brackets, wires and auxiliary components.

Having historically focused on brackets and wires, Ormco now has commercially launched its clear aligner system in several markets including North America, Europe, and China. Spark is a clear aligner system designed for mild to complex malocclusion that is made with TruGEN™ and TruGEN XR™, the latest generation of aligner material. It is designed to deliver higher sustained force retention for efficiency and a high level of transparency for aesthetics. Spark aligners are also designed with polished, scalloped edges to enhance patient comfort and minimize aligner stains. In 2020, Ormco announced a suite of upgrades to its Spark clear aligner Approver™ software designed to improve the customer experience with flexibility and customization features. Ormco has partnered with industry leading intra oral scanner companies as part of its commitment to making imaging integrations seamless. We believe that Spark will provide growth opportunities for our orthodontic business over the next several years.

Equipment & Consumables
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems and sensors, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products. Products in this segment are sold primarily through dental distributors, with 87% of segment sales for the year ended December 31, 2020 made through our channel partners. Sales from consumables, services and spare parts comprised approximately 55% of segment sales in 2020.
The segment is organized as one operating company, KaVo Kerr, with products broadly categorized as dental equipment under the KaVo umbrella brand and dental consumables under the Kerr umbrella brand. KaVo Kerr’s well-known brands include KaVoTM, DexisTM, i-CAT, GendexTM, NomadTM, KerrTM, PentronTM, OptibondTM, HarmonizeTM, SonicfillTM, Sybron EndoTM and CaviWipesTM.

KaVo
KaVo’s broad offering of dental equipment is used in dental offices, clinics and hospitals. The business was primarily established through acquisitions of KaVo and Gendex in 2004 and PaloDExTM Group Oy in 2009, but also includes products from numerous other acquisitions. Our equipment products are marketed under a variety of brands, including Dexis, Gendex, i-CAT, and KaVo.
The table below provides a summary description of key products and brands offered by KaVo:
KaVo was the pioneer in 2D/panoramic and 3D imaging and has one of the largest installed bases of dental imaging devices in the industry with over 150,000 imaging devices currently utilized in dental practices. KaVo holds a leading position in 3D imaging through the i-CAT and KaVo brands. The i-CAT FLX V17 is the business’ latest 3D CBCT offering and features a wide range of field of views, enabling a clinician to capture high quality images of the full oral-facial complex at high resolution with low radiation. This helps clinicians to more effectively treat orthodontics, complex oral surgery, implantology and airway cases. Beginning in 2017, KaVo launched the OP3DTM family, a scalable modular imaging system, providing clinicians with the flexibility to upgrade to the latest 3D imaging technology as they expand their capabilities and grow their practices. Our Dexis brand is an industry leader in intraoral X-Ray digital sensors, which provide two-dimensional images of the mouth. The newly-launched Dexis TitaniumTM is our flagship sensor and captures high quality images with low radiation and has advanced durable materials that make it highly reliable.

The ‘DTX Studio Clinic’ software package is offered on many of our imaging products, allowing dental professionals to store and access a broad variety of clinical patient images (e.g., 2D/3D/IOS/pictures) in one place. In combination with the Nobel Biocare Systems ‘DTX Studio Implant’ and ‘DTX Studio Lab’ software packages, clinicians can use one software ecosystem from image acquisition and diagnosis to treatment planning, implant surgery and restoration planning and placement, as well as collaborate with treatment partners such as other dentists or laboratories on one digital platform. We believe this will enable significant clinical workflow efficiencies and more predictable clinical outcomes.
KaVo is also a leader in the production of dental handpieces, which are used in nearly all disciplines of dentistry. We believe KaVo handpieces are known for high quality and high performance and are available with air-driven or electrical power. Additionally, KaVo has a substantial service and warranty business for instruments and imaging products. Finally, through the KaVo brand, we offer equipment units which consist of dental treatment units and other dental office equipment.

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
The table below provides a summary description of key products and brands offered by Kerr:
Kerr’s products have strong brand and product recognition across most consumables categories, including restorative, endodontics, and infection control. Kerr offers several products designed to repair and restore fractured or otherwise damaged teeth. The SonicFill composite bulk fill system replaces conventional time-consuming, multi-stage layering techniques with a single fill system that eliminates a liner or final capping layer. Kerr also offers cements and bonding agents, including the leading OptiBondTM line of products. Kerr Endodontics offers a variety of products used in the endodontic workflow which help clinicians to locate, shape, clean and fill root canals. Kerr also produces curing lights and other consumables including impression materials, burs, amalgams and waxes under several brands. During 2020, Kerr launched SimpliShadeTM, a universal composite featuring three shades resulting in quicker shade-matching, leading to faster chair times and helps streamline restoration workflows and inventory management.

Through our Metrex brand, we have a significant position within infection prevention products, which include the CaviWipes and CaviCideTM product lines. We added capacity to help increase output of our disinfectants in response to the COVID-19 pandemic. In October 2020, Caviwipes 2.0 was launched, the next generation in surface disinfectant wipes that qualifies for the EPA’s Emerging Viral Pathogen claim. CaviWipes 2.0 has a shorter contact time than the original CaviWipe and is optimized to handle daily infection prevention needs and future public health crises.

International Operations
We are a global dental company. Our products and services are available worldwide, and our principal markets outside the U.S. are in Europe, Asia, the Middle East and Latin America. In 2020, we generated 48% of our sales in North America, 23% of our sales in Western Europe, 22% of our sales in emerging markets and 7% of our sales in other developed markets.
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
In 2020, we distributed approximately 52% of our products through third-party distributors. Certain highly technical products, such as dental implant systems, orthodontic appliances, dental laboratory equipment and consumables, and endodontic instruments and materials are typically sold directly to dental professionals and dental laboratories.
One customer, Henry Schein, Inc. (“Henry Schein”), accounted for approximately 11%, 12%, and 14% of our sales in 2020, 2019 and 2018, respectively. Other than Henry Schein, no single customer accounted for more than 10% of combined sales in 2020, 2019 or 2018.
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
We generally conduct research and development activities on a business-by-business basis, primarily in North America, the Middle East, Asia and Europe. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” Customer-sponsored research and development was not significant in 2020, 2019 or 2018.
Intellectual Property
We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in the aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. Our products and technologies are protected by over 2,000 granted patents. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, us.
Human Capital Resources
As of December 31, 2020, we employed approximately 12,400 persons, of whom approximately 3,100 were employed in the U.S. and approximately 9,300 were employed outside of the U.S. We have collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors—General Risks.”

Our success depends on our ability to attract, develop and retain a talented employee base. We aspire to help our employees thrive both personally and professionally. As part of these efforts, we strive to embody our core values, offer a competitive compensation and benefits program, foster a community where everyone feels included and respected, and provide ample professional development opportunities.

Core Values

We endeavor to embody our values in everything we do and in our various programs and initiatives:
•Customer Centricity
•Innovation
•Respect
•Continuous Improvement
•Leadership

Compensation and Benefits Program

Our compensation programs and practices are designed to attract employees, motivate and reward performance, drive growth and support retention. We offer competitive compensation packages based on market data, which include base salary and may also include annual cash performance incentives, commissions, overtime opportunities, allowances and, in some countries where these are customary, additional monthly payments. In addition, employees in select senior management roles may receive long-term compensation in the form of equity awards. We regularly review our compensation structure to ensure that we remain competitive, reward top performance, as well as to ensure internal equity. We offer robust benefits in each of our locations. In the U.S., our benefits package includes health (medical, dental & vision) insurance, paid time off, paid parental leave, a retirement plan and life and disability coverage.

Diversity and Inclusion

Diversity, inclusion and equality are at the core of what make our culture and our teams so successful and are embodied by our value of Respect. We know that when our employees show up every day as their authentic selves, there is greater teamwork, more thoughtful debate and more reasons to celebrate. We are committed to a culture where diversity, respect, belonging and authenticity are valued. We will drive diversity and inclusion by way of diverse candidate slates for executive and professional level roles and sales roles and we ensure succession plan talent is diverse in representation and receives promotional advocacy. We have a Diversity and Inclusion Council, consisting of leaders within the Company to drive accountability and results for our diversity and inclusion strategic efforts and initiatives. We have four standing Diversity and Inclusion Committees in the areas of talent acquisition and engagement, education and learning, events and celebrations, and global communication. We have two Employee Resource Groups: a women’s and multicultural employee resource group, as well as learning events during each historical heritage month throughout the year to celebrate our workforce. Additionally, we have strategically partnered with the Consortium for early career diverse talent and with historically Black colleges and universities (HBCUs) and Hispanic Serving Institutions (HSIs) to further advance our workforce diversity efforts.

Learning and Development Opportunities

We empower our employees to thrive in their current roles as well as support employees’ aspiration to move into different roles. We have a promote-from-within culture with opportunities across our operating companies. We support our employees through a multitude of training and development programs, including training on our EBS tools through our Envista Business System University, individual development plans (which encourages our employees to take charge of their learning and growth opportunities and provides access to hundreds of online courses), and various management trainings. We also have several programs focused on early career development, including internship programs and our six-year General Management Development Program. This commitment to our employees’ professional development reflects both our Continuous Improvement and Leadership core values.

Safe Work Environment

We value the safety of our employees and have leveraged our technological resources to institute work-from-home arrangements for most of our employees in response to the COVID-19 pandemic. At our manufacturing sites and office locations where employees are required to work on-site, we have implemented significant procedures to help ensure the health and safety of our workforce, including daily health and temperature screenings, mandatory face masks, social distancing guidelines, staggered shifts and frequent disinfection processes.

Materials
Our manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products, and prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2020, we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.”
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

Medical Device Regulations
Most of our products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the U.S. Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the U.S., to be safe and effective for their intended uses and to comply with the regulations administered by the U.S. Food and Drug Administration (the “FDA”). The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export and record keeping for such products. Certain medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.

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
In the European Union, our products are subject to the medical device laws of the various member states, which are currently based on a Directive of the European Commission. However, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2021 to meet the requirements of the EU MDR. Complying with the EU MDR will require modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes. Our Nobel Biocare business has obtained the EU MDR Quality Management System certification and is one of the first in the dental industry to do so. This is an important milestone for Nobel Biocare, and we believe that we are on track in our efforts to achieve EU MDR certification for our full portfolio of products.

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
◦The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made in whole or in part under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

◦The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

◦The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
◦The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services.
◦The Open Payments Act requires manufacturers of medical devices covered under Medicare, Medicaid or the Children’s Health Insurance Program with specific exceptions to record payments and other transfers of value to a broad range of healthcare providers (including dentists) and teaching hospitals and to report this data as well as ownership and investments interests held by the physicians described above and their immediate family members to the Department of Health and Human Services (“HHS”) for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.
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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for medical products. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.
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
Data Privacy and Security Laws
As a global manufacturer of medical devices we are subject to U.S. (federal and state) and international data privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information.
For example, in the U.S., HIPAA privacy, security, and breach notification rules require certain of our operations to maintain controls to protect the confidentiality, availability, and integrity of patient health information. In addition, individual states regulate data breach notification requirements as well as more general privacy and security requirements. Entities that are found to be in violation of HIPAA, for example as the result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

The Health Information Technology for Economic and Clinical Health (“HITECH”) Act was enacted as an update to HIPAA and makes business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthens the limitations on the use and disclosure of protected health information without individual authorizations, and contemplates enforcement of noncompliance with HIPAA due to willful neglect. These changes have stimulated increased enforcement activity and enhanced the potential that health care providers will be subject to financial penalties for violations of HIPAA. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.

In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personal data, and these laws may be broader in scope or offer greater individual rights with respect to protected health information than HIPAA. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person.

Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act (“CCPA”), and include a private right of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation. Acts such as the CCPA also provide covered employees a right of action if their personal data is accessed or disclosed without their authorization or if their data is stolen because of our failure to implement and maintain reasonable security procedures/practices. Lastly, the CCPA will be amended and strengthened further by the California Privacy Rights Act giving Californian residents more control over the use of their personal information.

In certain instances, we are also subject to the General Data Protection Regulation (“GDPR”), the main law in the European Union and European Economic Area (collectively, the EU), as well as associated EU member state laws. These laws impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary uses of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, restrictions on data transfers outside of the EU, and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Other administrative penalties may be imposed under the applicable national data protection laws of the EU member states.

Other countries throughout the world have or are in the process of passing laws that contain similar requirements to GDPR. Data localization laws have also been passed or are under consideration in several countries (such as China and Russia), which require personal information relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.

For a discussion of risks related to compliance with data privacy and security laws, please refer to “Item 1A. Risk Factors--Risks Related to Our Business.”

Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. In addition, certain of our products are regulated by the U.S. Environmental Protection Agency and comparable state regulatory agencies. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 14 to our audited consolidated and combined financial statements included in this Annual Report as well as the discussion above relating to dental amalgam. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”
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
Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Please refer to Note 14 to our audited consolidated and combined financial statements in this Annual Report for more information.
Available Information
We maintain an internet website at www.envistaco.com. We make available on the Investors subpage of our website (under the link “Financial Reports”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports with the SEC. Our internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

•The COVID-19 pandemic has had and could continue to have a material adverse effect on our business and results of operations.
•Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.
•Significant developments or uncertainties stemming from trade policies could adversely affect our business.
•Our growth could suffer if the markets into which we sell our products and services decline.
•Inventories maintained by our distributors and customers may fluctuate from time to time.
•We are dependent upon a limited number of distributors for a significant portion of our sales.
•Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
•Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.
•Our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our financial statements.
•The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have sold could adversely affect our financial statements.
•We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions for a two-year period after the Split-Off in order to avoid triggering significant tax-related liabilities.
•Data privacy and security laws relating to the handling of personal information are evolving across the world.
•A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect our business, reputation and financial statements.
•If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
•Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
•Defects and unanticipated use or inadequate disclosure with respect to our products or services (including software), or allegations thereof, could adversely affect our business, reputation and financial statements.
•The manufacture of many of our products is a highly exacting and complex process.
•Our financial results are subject to fluctuations in the cost and availability of commodities.
•If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer.
•Our restructuring actions could have long-term adverse effects on our business.
•We have outstanding indebtedness of approximately $1.4 billion as of February 10, 2021, and in the future we may incur additional indebtedness.
•We may not be able to generate sufficient cash to service all of our indebtedness.
•We may be unable to raise the funds necessary to repurchase the convertible notes for cash following a fundamental change, or to pay any cash amounts due upon conversion.
•The conditional conversion feature of the convertible notes, if triggered, may adversely affect our financial condition and operating results.
•The accounting method for the convertible notes could adversely affect our reported financial condition and results.
•The capped call transactions may affect the value of the convertible notes and our common stock.

•We are subject to counterparty risk with respect to the capped calls transactions.
•We may be adversely affected by recent proposals to reform LIBOR.
•The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs.
•We face intense competition.
•Changes in governmental regulations may reduce demand for our products or services or increase our expenses.
•Certain of our businesses are subject to extensive regulation by the FDA and comparable agencies of other countries.
•Off-label marketing of our products could result in substantial penalties.
•Certain modifications to our products may require new 510(k) clearances or other marketing authorizations and may require us to recall or cease marketing our products.
•Our operations, products and services expose us to the risk of environmental, health and safety liabilities.
•Our businesses are subject to extensive regulation.
•Potential indemnification liabilities to Danaher pursuant to the Separation Agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.
•Danaher has indemnified us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities.
•Certain of our executive officers and directors may have actual or potential conflicts of interest because of their position at Danaher or their equity interest in Danaher.
•We or Danaher may fail to perform under various transaction agreements.
•The price of our common stock may continue to be volatile.
•Certain provisions in our governing documents and of Delaware law may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
•Our governing documents contain exclusive forum provisions for certain types of actions and proceedings.
•Conversion of the convertible notes may dilute the ownership interest of our stockholders.
•The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and the convertible notes.
•We may be required to recognize impairment charges for our goodwill and other intangible assets.
•Foreign currency exchange rates may adversely affect our financial statements.
•Changes in tax law relating to multinational corporations could adversely affect our tax position.
•We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business.
•Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
•International economic, political, legal, compliance and business factors could negatively affect our financial statements.
•If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
•Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
•If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
Risks Related to COVID-19
The COVID-19 pandemic has had and could continue to have a material adverse effect on our business and results of operations.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of COVID-19. To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our revenues and expenses, including as a result of preventive and precautionary measures that we, our dental customers, other businesses, and governments are taking. The majority of dental practices have reopened, however, overall patient volume remains below pre-COVID-19 levels. As dental practices reopened, dental associations have recommended enhanced safety, disinfection and social distancing protocols. These measures may remain in place for a significant period of time in certain regions and may continue to adversely affect our business, results of operations and financial condition. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products.

As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel and distribute our products, temporary closures of most of our facilities, temporary reduced production capacity at certain sites when there are local outbreaks causing higher than usual employee absences due to illness or quarantine requirements, as well as reduction in access to our customers due to prolonged shelter-in-place and/or self-quarantine mandates. As more business and activities have shifted online and most of our employees are working remotely due to these restrictions, we may also be more vulnerable to cyber security threats and attempts to breach our security networks. These unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally have had, and will continue to have, a significant negative impact on our operations and financial results.

Moreover, efforts to slow or prevent a recurrence of the spread of the virus are likely to continue to curtail the operations of our customers and their patients for an indeterminate period of time, impacting our operations as purchasing decisions are delayed or lost, increasing logistical complexities as a result of closed customer offices, sales and marketing efforts are postponed, and certain of our manufacturing operations are curtailed to adjust to declining sales. Our businesses could also be impacted should the disruptions from COVID-19 lead to changes in consumer behavior and spending, and our business may be particularly susceptible to these changes as a material portion of our products may be viewed as discretionary purchases and therefore more susceptible to any global or regional recession that may result from efforts to prevent or delay the spread of the virus. Any such global or regional recessions or economic slowdowns could also increase the risk of customer defaults or delays in payments. Additionally, the COVID-19 impact on the capital markets could affect our cost of borrowing and our ability to raise additional capital. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our manufacturing facilities. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.

Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. Furthermore, pursuant to the Defense Production Act, the federal government may, among other things, require us to provide essential goods and services needed for the national defense as part of the federal government’s response to the pandemic. The invocation of the Defense Production Act may impact our ability to effectively conduct our business operations as planned, either as a result of becoming directly subject to the requirements of the Defense Production Act, our suppliers becoming so subject and diverting deliveries of raw materials elsewhere, or otherwise, and any resulting disruption on our ability to conduct business could have a material adverse effect on our financial condition and results of operations.

In response to the negative impact of COVID-19 on the Company’s business, we implemented various cost reduction initiatives. These actions, as they relate to the Company's manufacturing operations, could reduce the efficiency of our manufacturing operations and could further adversely affect our results of operations. Future cost savings initiatives and other measures related to stopping the spread of COVID-19 could also adversely affect our research and development activities, which could negatively impact our growth strategies. As a result of the COVID-19 pandemic, we may experience delays in obtaining regulatory clearances and approvals to market our products.

As part of our efforts to reduce costs to mitigate the impact of COVID-19 on the Company, we took several actions related to our employees, including implementing temporary furloughs and reduced work schedules for a substantial number of our employees, implementing pay reductions, and reducing our overall workforce. Such steps, and further changes we may make in the future to reduce costs, may negatively impact our ability to attract and retain employees. In addition, we have experienced COVID-19 cases among our workforce, and we could experience a wider-spread outbreak of COVID-19 in our manufacturing facilities, which could require us to temporarily shut down manufacturing operations and/or cause a disruption to, or shortage in, our workforce. If a widespread outbreak were to occur, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could adversely impact our competitive positioning, sales and relationships with our customers. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through bargaining relating to the shut down and/or reopening of our operations, or otherwise. We could also be materially adversely affected if we are unable to effectively address employment-related matters, including any employment-related litigation, or maintain satisfactory relations with our employees.

Our credit agreement, dated as of September 20, 2019, by and among us and a syndicate of banks (as amended, the “Credit Agreement”) contains covenants that restrict our ability to engage in certain transactions and, if not met, may impair our ability to respond to changing business and economic conditions. Moreover, the terms of the Credit Agreement require us to satisfy certain financial covenants. Should our future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions over an extended period of time or otherwise, we may be unable to remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in the Credit Agreement, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

Due to the uncertain scope and duration of the pandemic, including uncertainty regarding the vaccine distribution and timing and the various mutations of the virus, and the continuing or additional measures that governmental authorities may take to mitigate it, as well as the uncertain timing of global recovery and economic normalization, we are unable to estimate the extent of the impacts on our operations and financial results.

Moreover, many risk factors set forth herein should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Risks Related to Our Business
Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, the impact of the COVID-19 pandemic and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers. Our success also depends upon the continued strength of the markets we serve. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be susceptible to changes in economic conditions. The above factors can have the effect of:
◦reducing demand for our products and services (in this Annual Report, references to products and services also includes software), limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;
◦increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;
◦increasing price competition in our served markets;
◦supply interruptions, which could disrupt our ability to produce our products;
◦increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets;
◦increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and
◦adversely impacting market sizes.
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

Significant developments or uncertainties stemming from trade policies and regulations could have an adverse effect on our business.
Trade policies and disputes at times result in increased tariffs, trade barriers, and other protectionist measures, which can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, limit our ability to procure components or raw materials, or impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets.

In particular, trade tensions between the U.S. and China have led to increased tariffs and trade restrictions. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice, and we may be unable to quickly and effectively react to or mitigate such actions.

Trade disputes and protectionist measures, or continued uncertainty about such matters, could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained geopolitical tensions could lead to long-term changes in global trade and supply chains, and decoupling of global trade networks, which could have a material adverse effect on our business and growth prospects.

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
Historically, a substantial portion of our sales had come from a limited number of distributors, particularly Henry Schein, which accounted for approximately 11% of our sales in 2020 and 12% of our sales in 2019. It is anticipated that Henry Schein will continue to be the largest contributor to our sales for the foreseeable future. We do not currently have a master distribution agreement in place with Henry Schein for the distribution of our products in the U.S. and Canada. There can be no assurance that Henry Schein or any particular distributor will purchase any particular quantity of products from us or continue to purchase any products at all. If Henry Schein or any other key distributor or channel partner significantly reduces the volume of products purchased from us, it would have an adverse effect on our consolidated financial statements.

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
We generally sell our products and services in an industry that is characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to:
◦correctly identify customer needs and preferences and predict future needs and preferences;
◦allocate our research and development funding to products and services with higher growth prospects;
◦anticipate and respond to our competitors’ development of new products and services and technological innovations;
◦differentiate our offerings from our competitors’ offerings and avoid commoditization;
◦innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;
◦obtain adequate intellectual property rights with respect to key technologies before our competitors do;
◦successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;
◦obtain necessary regulatory approvals of appropriate scope (including by demonstrating satisfactory clinical results where required); and
◦stimulate customer demand for and convince customers to adopt new technologies.
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
As part of our business strategy we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course; please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. Acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and financial statements:
◦Any business, technology, service or product that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably.
◦We may incur or assume significant debt in connection with our acquisitions, investments, joint ventures or strategic relationships, which could also cause a deterioration of our credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets.
◦Acquisitions, investments, joint ventures or strategic relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.
◦Pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period.
◦Acquisitions, investments, joint ventures or strategic relationships could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address.
◦We could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers.
◦We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture or strategic relationship.
◦We may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.
◦In connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results.
◦As a result of our acquisitions and investments, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the fair value of our investments declines, we may be required to incur impairment charges.
◦We may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

◦Investing in or making loans to early-stage companies often entails a high degree of risk, and we may not achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by the effects of the COVID-19 pandemic, government actions in light of the pandemic, trade tensions and increased global scrutiny of foreign investments. For example, a number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions could negatively impact our business and financial results.

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
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse tax, financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to certain businesses or assets we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements, but we cannot be certain that this favorable pattern will continue.
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

Data privacy and security laws relating to the handling of personal information (including personal health information) are evolving across the world and may be drafted, interpreted or applied in a manner that results in increased costs, legal claims, fines against us, reputational damage or impedes delivery.
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, security, and breach notification rules require certain of our operations to maintain controls to protect the confidentiality, availability, and integrity of patient health information. In addition, individual states regulate data breach notification requirements as well as more general privacy and security requirements. Entities that are found to be in violation of HIPAA, for example as the result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Based on the annual revisions for 2020, penalties for HIPAA violations can range from $119 to $1.785 million dollars per violation, with a maximum fine of $1.785 million for identical violations during a calendar year. In 2018, a nation-wide health benefit company paid $16 million to HHS following a data breach. Prior to this record payment, the largest HIPAA fine was $5.55 million. Under the law, state attorneys general have authority to bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. In addition, any penalties assessed under HIPAA could be in addition to other penalties assessed by a state for a data breach in violation of state laws.

The Health Information Technology for Economic and Clinical Health (“HITECH”) Act was enacted as an update to HIPAA and makes business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthens the limitations on the use and disclosure of protected health information without individual authorizations, and contemplates enforcement of noncompliance with HIPAA due to willful neglect. These changes have stimulated increased enforcement activity and enhanced the potential that health care providers will be subject to financial penalties for violations of HIPAA. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.

In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personal data, and these laws may be broader in scope or offer greater individual rights with respect to protected health information than HIPAA. Certain of these laws grant individuals various rights with respect to their information, and we may be required to expend significant resources to comply with these laws. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person.

Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act (“CCPA”), and include a private right of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation. Acts such as the CCPA also provide covered employees a right of action if their personal data is accessed or disclosed without their authorization or if their data is stolen because of our failure to implement and maintain reasonable security procedures/practices. Lastly, the CCPA will be amended and strengthened further by the California Privacy Rights Act giving Californian residents more control over the use of their personal information.

In addition, as federal, state and local governments consider adopting new privacy and security legislation, our operations may be subject to different standards in different geographical regions. This may require significantly more resources for compliance and increase the risk of regulatory enforcement and private litigation with respect to our privacy and security practices.

We are also subject to the General Data Protection Regulation (“GDPR”), the main law in the European Union and European Economic Area (collectively, the EU), as well as associated EU member state laws. These laws impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary uses of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, restrictions on data transfers outside of the EU, and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Other administrative penalties may be imposed under the applicable national data protection laws of the EU member states.

We rely on legal mechanisms for transferring certain personal data outside of the EU. These mechanisms include the EU Standard Contractual Clauses, or SCCs, and until July 2020, the U.S. Privacy Shield Framework. In July 2020, the Court of Justice of the European Union issued the “Shrems II” decision, invalidating the Privacy Shield Framework and requiring additional due diligence and assessments to be carried out when using Standard Contractual Clauses as transfer mechanisms. This decision has created uncertainty in how business may transfer data out of the EU may result in increased costs and complexity and hinder our transfer of data out of the EU and corresponding business operations.

Other countries (for example Brazil and China) have or are in the process of passing laws that contain similar requirements to GDPR. Data localization laws have also been passed or are under consideration in several countries (such as China and Russia), which require personal information relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.

Compliance with the varying data privacy regulations across the United States and around the world have required significant expenditures and may require additional expenditures and changes in our products or business models that increase complexity and competition. We may also experience less demand for our product if we are unable to engineer these to enable our customers to comply with their obligations under data privacy laws.

In addition, government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect our business, reputation and financial statements.
We rely on information technology systems, some of which are provided and/or managed by third parties, to process, transmit and store electronic information (including sensitive data, confidential business information, health information, intellectual property, and personal data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our software products and services incorporate information technology that may house personal data and some products or software we sell to customers may connect to our systems for maintenance or other purposes.

These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. This existing risk is potentially compounded given the COVID-19 pandemic and the resulting shift to work-from-home arrangements for a majority of our employees and the related increase in remote access to our systems. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of our systems, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third parties’ systems on which we rely to process, store, or transmit electronic information, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks, and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. Additionally, if our business relationship with a third-party provider of information technology systems or services is negatively affected, or if one of our providers were to terminate its agreement with us without adequate notice, we would suffer a significant business disruption.
Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers and partners; delay production and shipments; result in theft of our and our customers’ intellectual property and trade secrets; damage customer, patient, business partner and employee relationships; harm our reputation; result in defective products or services; or lead to legal claims, proceedings, liability and penalties. These events may also result in increased costs for security and remediation. All of the foregoing could adversely affect our business, reputation and financial statements.
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, fines, business consequences and litigation.
As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by breaches, including unauthorized access to protected health information and personally identifiable information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. Our security measures may be inadequate to prevent security breaches, and our business operations could be materially adversely affected by these events and any resulting federal and state fines and penalties, legal claims or proceedings, and cancellation of contracts if security breaches are not prevented. The healthcare industry is currently experiencing increased attention on compliance with regulations that require us to safeguard protected health information and mitigate cyber-attacks. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, and the potential for reputational harm and lost revenues due to a loss in confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation.
We have installed privacy/security protection systems and devices on our network in an attempt to prevent cyber-threats and other unauthorized access to information. However, there can be no assurance that any such threats or unauthorized access will not occur or, if they do occur, that they will be adequately addressed. In addition, our technology may fail to adequately secure the confidential and personal information we maintain. In such circumstances, we may be held liable to individuals and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats, increased regulatory enforcement and the expansion of consumer rights under data privacy and security laws.

We believe that our subcontractors and vendors take precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems. However, there is no guarantee such efforts will be successful in preventing a disruption, and it is possible that we may be impacted by information system failures. The occurrence of any information system failures with our vendors could result in interruptions, delays, loss or corruption of data and cessations or interruptions in the availability of these systems. All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial position and cash flows, and they could harm our business reputation.

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
In addition, some of our businesses purchase certain materials, components and services from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, including Covid-19, war, terrorist actions, widespread protests and civil unrest, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
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
We are currently implementing significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers, limit our ability to increase production quickly if demand for our products increases and trigger adverse public attention. Further, these activities may cause employees or third parties to raise claims against us, potentially resulting in additional costs and/or causing delays in implementation. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Moreover, we may not succeed in implementing present or future restructuring activities or cost reduction activities. Realizing the anticipated benefits from these initiatives, if any benefits are achieved at all, may take several years, and we may be unable to achieve our targeted cost efficiencies and gross margin improvements. Additionally, we may have insufficient access to capital to fund investments in these strategic initiatives, or our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business. Any of the circumstances described above could adversely impact our business and financial statements.
Risks Related to Our Indebtedness

We have outstanding indebtedness of approximately $1.4 billion, and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations.

As of February 10, 2021, we had outstanding indebtedness of approximately $1.4 billion, including approximately $0.9 billion under our Credit Agreement, $518 million under our Convertible Senior Notes due June 1, 2025 (the “Notes”), and had an additional $250 million of borrowing capacity under the revolving credit facility pursuant to the Credit Agreement.

Please refer to Note 15 to our audited consolidated and combined financial statements included in this Annual Report. This debt could have important, adverse consequences to us and our security holders, including:
◦increasing our vulnerability to adverse economic and industry conditions;
◦limiting our ability to obtain additional financing;
◦requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
◦limiting our flexibility to plan for, or react to, changes in our businesses and industries;
◦diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
◦placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
Holders of the Notes may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Notes between us and Wilmington Trust, National Association, as trustee, dated as of May 21, 2020 (the “Indenture”). A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Unless we elect to satisfy our conversion obligation by delivering only shares of our common stock (other than paying cash in lieu of delivering any fractional share) and one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of December 31, 2020, one of the conditions allowing the Note holders to convert the Notes was satisfied. As a result, as of December 31, 2020, the Notes are classified as a current liability. The conversion conditions are tested quarterly.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
Under applicable accounting principles, the initial liability carrying amount of the Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. The difference between the par value from the offering of the Notes and the initial carrying amount of the Notes is reflected as a debt discount for accounting purposes, which is amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported net income or a higher reported net loss. The lower reported net income or higher reported net loss resulting from this accounting treatment could depress the trading price of our common stock and the Notes.

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, in August 2020, the Financial Accounting Standards Board published Accounting Standards Update (“ASU”) 2020-06, which simplifies the accounting for certain financial instruments, including convertible instruments, such as our Notes. We have not yet completed our assessment of ASU 2020-06, however, if we can not continue to use the treasury stock method, our reported diluted earnings per share may be negatively impacted.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their Notes and could materially reduce our reported working capital. As of December 31, 2020, one of the conditions allowing the Note holders to convert the Notes was satisfied. As a result, as of December 31, 2020, the Notes are classified as a current liability.

The capped call transactions we entered into in connection with the Notes may affect the value of the Notes and our common stock.
In connection with the sale of the Notes, we entered into capped call transactions (the “Capped Calls”) with the initial purchasers of the Notes, their respective affiliates and other financial institutions (the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

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
The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:
◦Governmental and private health care providers and payors around the world are increasingly utilizing managed care for the delivery of health care services, centralizing purchasing, limiting the number of vendors that may participate in purchasing programs, forming group purchasing organizations and integrated health delivery networks and pursuing consolidation to improve their purchasing leverage and using competitive bid processes to procure health care products and services.
◦Certain of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The PPACA health care austerity measures in other countries and other potential health care reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.
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
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs and privacy. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services. In response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and reduce demand for our products or services.

Certain of our businesses are subject to extensive regulation by the FDA and comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, ability to do business and financial statements.

Most of our products are medical devices subject to regulation by the U.S. Food and Drug Administration (the “FDA”), by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials (or the manufacture and sale of products containing any such materials). The FDA and these other regulatory authorities enforce additional regulations regarding the safety of X-ray emitting devices. The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the EU MDR which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2021 to meet the requirements of the EU MDR. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors and the process for obtaining such clearances or approvals could change over time. Even after initial regulatory clearance or approval, we are subject to periodic inspection by these regulatory authorities, and if safety issues arise, we may be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities and real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) have led to FDA Form 483 Inspectional Observations, and can lead to warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, mandatory recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating fraud and abuse, pricing and sales and marketing practices in the health care industry and the privacy and security of health information as well as manufacturing and quality standards, including the federal regulations described in “Item 1. Business —Regulatory Matters.” Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that government authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.
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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 14 to our audited consolidated and combined financial statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.
In addition to the environmental, health, safety, health care, medical device, anticorruption, data privacy and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels.
We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

Our products and operations are also often subject to differing national industrial standards, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements. Non-compliance with applicable requirements (or any alleged or perceived failure to comply) could result in import detentions, fines, damages, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, disbarment from selling to certain governmental agencies or exclusion from government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disruption of our business, limitation on our ability to manufacture, import, export and sell products and services, loss of customers, significant legal and investigatory fees, disgorgement, individual imprisonment, reputational harm, contractual damages, diminished profits, curtailment or restricting of business operations, criminal prosecution and other monetary and non-monetary penalties. For additional information regarding these risks, please refer to the section entitled “Business—Regulatory Matters.”
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
One of our directors is an employee of Danaher and owns Danaher common stock or equity awards. Additionally, certain of our executive officers own Danaher common stock. For certain of these individuals, their holdings of Danaher common stock or equity awards may be significant compared to their total assets. The position of such individuals and their ownership of any Danaher equity or equity awards create, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for Danaher than for us.

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
We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through February 12, 2021, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $41.40 on February 11, 2021. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

◦our quarterly or annual earnings, or those of other companies in our industry;
◦actual or anticipated fluctuations in our operating results;
◦changes in earnings estimated by securities analysts or our ability to meet those estimates;
◦the operating and stock price performance of other comparable companies;
◦changes to the regulatory and legal environment in which we operate;
◦market and business conditions related to COVID-19;
◦overall market fluctuations and domestic and worldwide economic conditions; and
◦other factors described in these “Risk Factors” and elsewhere in this Annual Report.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt an unsolicited takeover not approved by our board of directors. These provisions include, among others:
◦the inability of our stockholders to call a special meeting;
◦the inability of our stockholders to act by written consent;
◦rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
◦the right of our board of directors to issue preferred stock without stockholder approval;

◦the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;
◦a provision that stockholders may only remove directors with cause;
◦the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of our board of directors) on our board of directors; and
◦the requirement that the affirmative vote of stockholders holding at least two-thirds of our voting stock is required to amend our amended and restated bylaws and certain provisions in our amended and restated certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction.

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

As of December 31, 2020, the net carrying value of our goodwill and other intangible assets totaled approximately $4.7 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and, given our global operations, may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.

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
We are or could be subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously-owned or subsequently-purchased entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition-related matters, as well as regulatory or judicial subpoenas, requests for information, investigations and enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits may include claims for compensatory damages, incidental damages, consequential damages, and punitive damages (and in some types of cases, treble damages) and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of the date of this Annual Report will have a material effect on our financial statements.
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
In 2020, 56% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the emerging markets. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
◦interruption in the transportation of materials to us and finished goods to our customers;
◦differences in terms of sale, including payment terms;
◦local product preferences and product requirements;
◦changes in a country’s or region’s political or economic conditions, such as the devaluation of particular currencies;
◦trade protection measures, embargoes and import or export restrictions and requirements;

◦unexpected changes in laws or regulatory requirements, including changes in tax laws;
◦capital controls and limitations on ownership and on repatriation of earnings and cash;
◦the potential for nationalization of enterprises;
◦changes in medical reimbursement policies and programs;
◦limitations on legal rights and our ability to enforce such rights;
◦difficulty in staffing and managing widespread operations;
◦differing labor regulations;
◦difficulties in implementing restructuring actions on a timely or comprehensive basis;
◦differing protection of intellectual property;
◦greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals; and
◦other factors beyond our control, such has terrorism, war, natural disasters and pandemics, including fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity which may vary significantly by region.
Any of these risks could negatively affect our financial statements, business, growth rate, competitive position, results of operations and financial condition.
For example, we generate approximately 10% of our annual sales from Greater China. Accordingly, our business, financial condition and results of operations may be adversely influenced by evolving political, economic and social conditions in China generally. Additionally, China’s government continues to play a significant role in regulating industry development by imposing industrial policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. Any uncertainty or adverse changes to economic conditions in China or the policies of China’s government or its laws and regulations could have a material adverse effect on the overall economic growth of China and could impact our business and operating results, leading to a reduction in demand for our products and adversely affecting our financial statements, business, growth rate, competitive position, results of operations and financial condition.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis (including the COVID-19 pandemic), war, terrorism, widespread protests and civil unrest, or other natural or man-made disasters. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which is prone to earthquakes and wildfires, in addition to the other risks discussed above. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.

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
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Additionally, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and our independent registered public accounting firm is also required to express an opinion as to the effectiveness of our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Brea, California in a facility that we lease. As of December 31, 2020, our facilities included approximately 44 significant office, research and development, manufacturing and distribution facilities. 15 of these facilities are located in the U.S. in seven states and 29 are located outside the U.S. in 15 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and the Middle East. These facilities cover approximately 3.5 million square feet, of which approximately 1.6 million square feet are owned and approximately 1.9 million square feet are leased. Particularly outside the U.S., facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 7 to our audited consolidated and combined financial statements for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our financial position, results of operations or cash flows. For additional information, please see Note 14 to our audited consolidated and combined financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information with Respect to our Common Stock
Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “NVST.”
The number of holders of record of our common stock as of February 12, 2021 was 19. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the S&P Health Care Index from September 18, 2019, the first day our stock traded on the NYSE, through December 31, 2020. The graph assumes $100 was invested in each of our common stock, the S&P 500 Index, and the S&P Health Care Index as of the market close on September 18, 2019. The S&P 500 Stock Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Performance Graph Table
	September 18, 2019	December 31, 2019	December 31, 2020
Envista Holdings Corporation	$100	$106	$121
S&P 500 Index	$100	$108	$128
S&P 500 Health Care Index	$100	$113	$126

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
ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2020	2019	2018	2017	2016
Sales	$2,282.0	$2,751.6	$2,844.5	$2,810.9	$2,785.4
Net income	$33.3	$217.6	$230.7	$301.1	$272.0
Net earnings per share:
Basic	$0.21	$1.60	$1.80	$2.35	$2.13
Diluted	$0.20	$1.60	$1.80	$2.35	$2.13
Total assets	$6,876.0	$6,158.3	$5,841.6	$5,992.8	$5,727.3
Operating lease liabilities	$153.8	$186.0	$—	$—	$—
Other long-term liabilities	$408.8	$399.3	$374.2	$370.0	$462.9
Long-term debt	$907.7	$1,321.0	$—	$—	$—
Financial data for periods prior to the Separation are derived from Danaher’s consolidated financial statements and accounting records. See Note 1 to our audited consolidated and combined financial statements included elsewhere in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations of our business is designed to provide a reader of our financial statements with a narrative from the perspective of management. You should read the following discussion in conjunction with the sections entitled “Envista Holdings Corporation Audited Consolidated and Combined Financial Statements” included in this Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into seven sections:
◦Basis of Presentation
◦Overview
◦Results of Operations
◦Liquidity and Capital Resources
◦Qualitative and Quantitative Disclosures About Market Risk
◦Critical Accounting Estimates
◦New Accounting Standards

BASIS OF PRESENTATION
The accompanying consolidated and combined financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated and combined financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with our business have been included in the consolidated and combined financial statements. Prior to the Separation, our consolidated and combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to us and allocations of related assets, liabilities, and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 23 to our audited consolidated and combined financial statements.
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
During 2020, 56% of our sales were derived from customers outside the United States. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Key Trends and Conditions Affecting Our Results of Operations
COVID-19
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

Prioritization of Business Activities

In response to the COVID-19 pandemic, we have increased our investment in our infection control and prevention business by expanding manufacturing capacity.

We continue transforming our portfolio by investing in our implant and orthodontic businesses and also making investments in emerging markets. The cost reduction initiatives we have taken and will continue to undertake in the future allow us to further invest in this growth strategy, which in turn we believe should improve our margins.

Our continued investment in Spark, our clear aligner system, has led to increased manufacturing capacity and continues to gain market adoption as orthodontists and their patients see the benefits of the clear, stain resistant and comfortable design.

We obtained regulatory approval of our N1 implant system and made our first sales in June of 2020 and continue to grow our customer base. Our Nobel Biocare business has obtained the EU Medical Device Regulation (“MDR”) Quality Management System certification and is one of the first in the dental industry to do so. This is an important milestone for Nobel Biocare, and we believe that we are on track in our efforts to achieve MDR certification for our full portfolio of products.

Results of Operations

In response to COVID-19, many dental associations globally recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there were widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures. During the quarter ended July 3, 2020, dental practices in the markets in which we operate started to reopen and as of October 2, 2020, the majority of dental practices were open, however, overall patient volume was below pre-COVID-19 levels. Despite the increased prevalence of COVID-19 and related U.S. and foreign government actions to mitigate the spread of COVID-19 during the quarter ended December 31, 2020, the majority of dental practices continued to remain open, however, patient volumes continued to be below pre-COVID-19 levels. As dental practices reopened, dental associations have recommended enhanced safety, disinfection and social distancing protocols. These measures may remain in place for a significant period of time in certain regions and may continue to adversely affect our business, results of operations and financial condition. As a result, our sales have been significantly negatively impacted for the year ended December 31, 2020, which led to a temporary reduction in our manufacturing capacity as we idled certain manufacturing facilities and furloughed the employees that work at the idled facilities in response, primarily in the second quarter. In addition, we have implemented various temporary cost reduction initiatives, which have included employee furloughs throughout the Company, implementing pay reductions, reducing discretionary spending, delaying capital expenditures and eliminating all non-essential business travel. We also accelerated and increased our planned structural spending reduction programs that we completed by the end of 2020.

We expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, to be dependent on the length of time that such disruptions continue which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic, including uncertainty regarding vaccine distribution timing and efficacy in slowing the spread of the virus, and the impact of governmental regulations that are imposed in response to the pandemic. Moreover, efforts to slow or prevent a recurrence of the spread of the virus and its various mutations are likely to continue to curtail the operations of our customers and their patients for an indeterminate period of time, impacting our operations as purchasing decisions are delayed or lost, increasing logistical complexities as a result of closed customer offices, sales and marketing efforts are postponed, and manufacturing operations are curtailed to adjust to declining sales.

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

Liquidity

In May of 2020, we entered into an amendment (the “Amendment”) that, among other changes as further described in Note 15 to our Audited Consolidated and Combined Financial Statements, waived the quarterly-tested leverage covenant and reduced the interest coverage ratio through and including the first quarter of 2021. On February 9, 2021, we entered into an additional amendment to our Credit Agreement that substantially reinstated the original terms of our Credit Agreement effective February 9, 2021. In connection with this new amendment we repaid $472.0 million of our Euro Term Loan on February 9, 2021. In May of 2020, we issued the Notes with gross and net proceeds of $517.5 million and $502.6 million, respectively. We believe the full borrowing capacity of $250.0 million available under the Revolving Credit Facility and the proceeds from the Notes, currently provide us with the appropriate level of flexibility to manage our operations. In future periods, the COVID-19 pandemic and its impact on the capital markets could impact our ability to obtain future financing.

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

Industry Trends
We operate in the large and growing global dental products industry. We believe growth in the global dental industry will be driven by:
◦an aging population;
◦the current underpenetration of dental procedures, especially in emerging markets;
◦improving access to complex procedures due to increasing technological innovation;
◦an increasing demand for cosmetic dentistry; and
◦growth of DSOs, which are expected to drive increasing penetration of, and access to, dental care globally.
Product Development, New Product Launches and Commercial Investment
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation. Our future growth and success depend on both our pipeline of new products and technologies, including new products and technologies that we may obtain through license or acquisition, and the expansion of the use of our existing products and technologies. We believe we are a leader in dental research and development (“R&D”), with approximately $600 million of R&D expenditures since 2017 and a track record of product innovation, business development and commercialization.
Additionally, investment in our commercial sales organization, particularly within our implant business and in emerging markets, is critical to our growth strategy. Our sales in China grew at a high-single digit compounded annual growth rate from 2018 through 2020.
Foreign Exchange Rates
Significant portions of our sales and costs are exposed to changes in foreign exchange rates. During the year ended December 31, 2020, our products were sold in more than 100 countries and 56% of our sales were denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through our operations, including managing same-currency sales in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As our operations use multiple foreign currencies, including the euro, British pound, Brazilian real, Australian dollar, Japanese yen, Canadian dollar and Chinese yuan, changes in those currencies relative to the U.S. dollar will impact our sales, cost of sales and expenses, and consequently, net income. Exchange rate fluctuations in emerging markets may also directly affect our customers’ ability to buy our products in these geographic markets.

On a year-over-year basis, currency exchange rates negatively impacted reported sales by 0.3% for the year ended December 31, 2020 compared to the comparable period of 2019, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.
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
Nonoperating income (expense) consists of the non-service cost components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) and interest expense, net.
Business Performance
During the year ended December 31, 2020, our sales decreased 17.1%, while core sales decreased 14.8% as compared to the comparable period of 2019. In order to establish period-to-period comparability, beginning with the third quarter of 2019 (the first quarter during which we reported our results as a separate, public company), we modified the definition of core sales to exclude the impact from sales of discontinued products (for the definition of “core sales” or “core revenue” refer to “Results of Operations” below). The impact of foreign currency exchange rates reduced sales in the year ended December 31, 2020 by 0.3% compared to the comparable period of 2019. The impact of discontinued products decreased revenues in the year ended December 31, 2020 by 2.2%.

Acquisitions
Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.

On January 21, 2020, we acquired all of the shares of Matricel GmbH (“Matricel”) for cash consideration of approximately $43.6 million. Matricel, a German company, is a provider of biomaterials used in dental applications and is part of our Specialty Products and Technologies segment. For the year ended December 31, 2020, Matricel’s revenue and earnings were not material to our Consolidated and Combined Statements of Income.

UK’s Referendum Decision to Exit the EU
In a referendum on June 23, 2016, voters approved for the United Kingdom (“UK”) to exit the European Union (“EU”). A withdrawal agreement negotiated by and between the UK prime minister and the EU was ratified by the UK parliament in December 2019. The UK exited the EU on January 31, 2020. A transition period began and business remained as usual until December 31, 2020. The new Trade and Cooperation Agreement signed by the EU and UK on December 24, 2020 brings little benefits for our dental business, since almost all of our products are already 0% duty rated under the WTO tariffs, and the agreement neither includes any customs or tax simplification regime nor any mutual recognition of medical device regulations of the EU and UK. To mitigate the potential impact of Brexit on the supply of our European goods to the UK, we have adapted our supply chain and financial processes accordingly, and temporarily increased our level of inventory within the UK to ensure that our customers receive our products timely. Our operating companies have begun to work through the new UK regulations to register products with the MHRA (UK’s Medicines and Healthcare products Regulatory Agency) and meet the future requirements of MHRA for foreign manufacturers of medical devices which become effective on July 1, 2023. The ultimate impact of UK exiting the EU on our financial results is uncertain.

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

Non-GAAP Measures
In order to establish period-to-period comparability, beginning with the third quarter of 2019 (the first quarter during which we reported our results as a separate, public company), we modified the definition of core sales to exclude the impact from sales of discontinued products. We exclude sales from discontinued products because discontinued products do not have a continuing contribution to operations and management believes that excluding such items provides investors with a means of evaluating our on-going operations and facilitates comparisons to our peers. Core growth for the years ended December 31, 2020 and 2019, set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the impact from sales of discontinued products. References to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to GAAP, but excluding:
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
Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of EBS. We believe our deep-rooted commitment to EBS helps drive our market leadership and differentiates us in the dental products industry. EBS encompasses not only lean tools and processes, but also methods for driving growth, innovation and leadership. Within the EBS framework, we pursue a number of ongoing strategic initiatives relating to streamlining business operations, portfolio simplification, reduction of costs, redeployment of resources, customer insight generation, product development and commercialization, efficient sourcing, and improvement in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

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

	Year Ended December 31,						% Change	% Change
($ in millions)	2020		2019		2018		2020/2019	2019/2018
Sales	$2,282.0	100.0%	$2,751.6	100.0%	$2,844.5	100.0%	(17.1)%	(3.3)%
Cost of sales	1,123.9	49.3%	1,238.5	45.0%	1,242.7	43.7%	(9.3)%	(0.3)%
Gross profit	1,158.1	50.7%	1,513.1	55.0%	1,601.8	56.3%	(23.5)%	(5.5)%
Operating costs:
SG&A expenses	1,024.0	44.9%	1,080.9	39.3%	1,131.4	39.8%	(5.3)%	(4.5)%
R&D expenses	100.8	4.4%	154.7	5.6%	172.0	6.0%	(34.8)%	(10.1)%
Operating profit	33.3	1.5%	277.5	10.1%	298.4	10.5%	(88.0)%	(7.0)%
Nonoperating (expense) income:
Other (expense) income	(0.9)	—%	1.5	0.1%	2.7	0.1%	NM	NM
Interest expense, net	(62.5)	(2.7)%	(3.5)	(0.1)%	—	—%	NM	NM
(Loss) earnings before income taxes	(30.1)	(1.3)%	275.5	10.0%	301.1	10.6%	(110.9)%	(8.5)%
Income tax (benefit) expense	(63.4)	(2.8)%	57.9	2.1%	70.4	2.5%	(209.5)%	(17.8)%
Net income	33.3	1.5%	217.6	7.9%	230.7	8.1%	(84.7)%	(5.7)%

Effective tax rate	210.6%		21.0%		23.4%
Business Segments
Sales by business segment were as follows ($ in millions):

	For the Year Ended December 31,
	2020	2019	2018
Specialty Products & Technologies	$1,117.3	$1,342.7	$1,369.8
Equipment & Consumables	1,164.7	1,408.9	1,474.7
Total	$2,282.0	$2,751.6	$2,844.5

GAAP Reconciliation
Sales and Core Sales Growth

	2020 vs. 2019	2019 vs. 2018
Total sales growth (GAAP)	(17.1)%	(3.5)%
Less the impact of:
Acquisitions	(0.2)%	—%
Discontinued products	2.2%	1.0%
Currency exchange rates	0.3%	2.5%
Core sales growth (non-GAAP)	(14.8)%	—%
2020 Compared to 2019
In response to COVID-19, many dental associations globally recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there were widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures. The majority of dental practices have reopened however, overall patient volume remains below pre-COVID-19 levels.

Sales decreased 17.1% for the year ended December 31, 2020 compared to the comparable period in 2019. Price negatively impacted sales growth by 0.1% on a year-over-year basis in the year ended December 31, 2020. During 2020, sales decreased by 16.7% due to lower volume, including the impact of discontinued products and product mix primarily due to the impact of COVID-19, partially offset by revenue from the acquisition of Matricel. Sales in developed markets decreased during 2020, as compared to the comparable period of 2019, primarily due to a decrease in North America and Western Europe. Sales in emerging markets decreased during 2020, as compared to the comparable period of 2019, with sales decreasing in most major regions.

Core sales growth for the year ended December 31, 2020, decreased 14.8%, compared to the comparable period of 2019. Core sales decreased during 2020 in most markets we serve primarily due to the impact of COVID-19. Core sales in developed markets decreased during 2020, as compared to the comparable period of 2019, primarily due to a decrease in North America and Western Europe. Core sales in emerging markets decreased during 2020, as compared to the comparable period of 2019, with core sales decreasing in most major regions. Despite the impacts of COVID-19, China’s core sales increased in the low-single digits during 2020.

2019 Compared to 2018
Sales decreased 3.5% for the year ended December 31, 2019 compared to the comparable period in 2018. Price and the impact of currency exchange rates negatively impacted sales growth by 1.0% and 2.5%, respectively, on a year-over-year basis in the year ended December 31, 2019. During 2019, sales volume, including the impact of discontinued products and product mix remained consistent with 2018. Geographically, sales decreased in developed markets, partially offset by an increase in sales in emerging markets during the year ended December 31, 2019.
During the year ended December 31, 2019, core sales were flat as compared to the comparable period of 2018. In order to establish period-to-period comparability, beginning with the third quarter of 2019 (the first quarter during which we reported our results as a separate, public company), we modified the definition of core sales to exclude the impact from sales of discontinued products. Geographically, core sales growth in emerging markets was partially offset by decreasing core sales in developed markets during the year ended December 31, 2019. Core sales in emerging markets increased at a mid-single digit rate during the year ended December 31, 2019 as compared to 2018, led primarily by continued strength in China. Core sales in developed markets decreased at a low-single digit rate during the year ended December 31, 2019 as compared to 2018, primarily due to declines in Western Europe and North America.

COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31,
($ in millions)	2020	2019	2018
Sales	$2,282.0	$2,751.6	$2,844.5
Cost of sales	1,123.9	1,238.5	1,242.7
Gross profit	$1,158.1	$1,513.1	$1,601.8
Gross profit margin	50.7%	55.0%	56.3%
2020 Compared to 2019
The decrease in cost of sales during the year ended December 31, 2020, as compared to the comparable period in 2019, was primarily due to lower sales as a result of the COVID-19 pandemic, partially offset by an unfavorable sales mix, restructuring costs, excess capacity costs and the impact of foreign currency exchange rates.
The decrease in gross profit margin during the year ended December 31, 2020, as compared to the comparable period in 2019, was due primarily to lower sales as a result of the COVID-19 pandemic, an unfavorable sales mix, restructuring costs, excess capacity costs and the impact of foreign currency exchange rates.
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

OPERATING EXPENSES

	For the Year Ended December 31,
($ in millions)	2020	2019	2018
Sales	$2,282.0	$2,751.6	$2,844.5
Selling, general and administrative expenses	1,024.0	1,080.9	1,131.4
Research and development expenses	100.8	154.7	172.0
SG&A as a % of sales	44.9%	39.3%	39.8%
R&D as a % of sales	4.4%	5.6%	6.0%
2020 Compared to 2019
The increase in SG&A expenses as a percentage of sales for the year ended December 31, 2020, as compared to the comparable period of 2019, was primarily due to lower sales, restructuring and productivity improvement expenses and incremental public company costs, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend (including sales, marketing and travel) and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.
The decrease in R&D expenses as a percentage of sales for the year ended December 31, 2020, as compared to the comparable period of 2019, was primarily due to a decrease in spending on product development initiatives in the Equipment & Consumables segment.

2019 Compared to 2018
The year-over-year decrease in SG&A expenses as a percentage of sales for the year ended December 31, 2019 as compared to 2018 was primarily due to lower discretionary spend, lower expenses for legal matters, incremental year-over-year savings associated with the restructuring and continued productivity improvement actions taken in 2018, partially offset by continued investments in sales and marketing growth initiatives and incremental corporate costs.
Year-over-year, R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales decreased during the year ended December 31, 2019 as compared to 2018 primarily due to a decrease in spending on product development initiatives, partially offset by lower sales in 2019.

OPERATING PROFIT
2020 Compared to 2019
Operating profit margin was 1.5% for the year ended December 31, 2020, as compared to an operating profit margin of 10.1% for the comparable period of 2019. The decrease in operating profit margin was due to lower sales primarily due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, incremental public company costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend (including sales, marketing and travel research and development) and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.
2019 Compared to 2018
Operating profit margins were 10.1% for the year ended December 31, 2019 as compared to 10.5% to 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons: lower sales and incremental corporate costs, partially offset by lower spending on productivity initiatives and discretionary expenses, lower R&D spend and cost savings associated with productivity initiatives - 40 basis points
OTHER (EXPENSE) INCOME, NET
The other components of net periodic benefit costs included in other (expense) income for the years ended December 31, 2020, 2019 and 2018 were $(0.9) million, $1.5 million, and $2.7 million, respectively.

INTEREST COSTS AND FINANCING
The increase in interest expense for the year ended December 31, 2020, as compared to the comparable period in 2019, is due to our outstanding debt balance of $1.9 billion at December 31, 2020 compared to $1.3 billion at December 31, 2019, which was incurred in September 2019 in connection with the Separation. In addition, since May 2020, we have incurred higher interest rates on our Term Loans and Revolving Credit Facility as a result of the amended Credit Agreement. In conjunction with the Separation, we entered into the Credit Agreement, the proceeds of which were used to pay Danaher consideration for the transfer of the Dental business to us. In March of 2020, we drew down $250.0 million from our revolving line of credit and repaid it in September of 2020. In May of 2020, we issued the Notes with a principal value of $517.5 million to provide additional liquidity in response to the COVID-19 pandemic. For a discussion of our outstanding indebtedness, refer to Note 15 to our audited consolidated and combined financial statements elsewhere in this Annual Report on Form 10-K.

INCOME TAXES

	For the Year Ended December 31,
	2020	2019	2018
Effective tax rate	210.6%	21.0%	23.4%

Our effective tax rate for the year ended December 31, 2020 was 210.6% compared to 21.0% in 2019. The increase in the effective tax rate was primarily due to the recognition of an amortizable deferred tax asset associated with the estimated value of a tax basis step-up of certain of the Company’s Swiss assets and the impact of the loss before income taxes in 2020 relative to the higher income before taxes in 2019.

Our effective tax rate for the year ended December 31, 2019 was 21.0% compared to 23.4% in 2018. The decrease in the effective tax rate was primarily due to increased permanent tax benefits related to stock-based compensation and a change in our geographical mix of earnings.

COMPREHENSIVE INCOME
2020 Compared to 2019
For the year ended December 31, 2020, comprehensive income decreased $65.9 million as compared to 2019. The decrease was primarily due to lower net income, partially offset by higher foreign currency translation gains and pension plan gains.
2019 Compared to 2018
For the year ended December 31, 2019, comprehensive income decreased $0.5 million as compared to 2018. The decrease was primarily due to lower net income and higher pension plan losses, partially offset by lower foreign currency translation losses.

SPECIALTY PRODUCTS & TECHNOLOGIES
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	For the Year Ended December 31,
($ in millions)	2020	2019	2018
Sales	$1,117.3	$1,342.7	$1,369.8
Operating profit	72.7	227.7	241.3
Depreciation	20.6	17.7	17.9
Amortization	60.0	57.7	59.0
Operating profit as a % of sales	6.5%	17.0%	17.6%
Depreciation as a % of sales	1.8%	1.3%	1.3%
Amortization as a % of sales	5.4%	4.3%	4.3%
Sales and Core Sales Growth

	2020 vs. 2019	2019 vs. 2018
Total sales growth (GAAP)	(16.8)%	(2.0)%
Less the impact of:
Acquisitions	(0.3)%	—%
Discontinued products	0.6%	1.5%
Currency exchange rates	(0.1)%	2.0%
Core sales growth (non-GAAP)	(16.6)%	1.5%
2020 Compared to 2019
Sales
Sales decreased 16.8% for the year ended December 31, 2020 compared to the comparable period in 2019. Price negatively impacted sales growth by 0.6% on a year-over-year basis in the year ended December 31, 2020. During 2020, sales decreased in most of the markets we serve by 16.1% due to lower volume and product mix primarily due to the impact of COVID-19, partially offset by revenue from the acquisition of Matricel.

Core sales growth for the year ended December 31, 2020 decreased 16.6%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America, Western Europe and Asia, excluding China. Core sales decreased for implant systems and orthodontic products in most of the markets we serve primarily as a result of the COVID-19 pandemic, partially offset by increased demand for both implant systems and orthodontic products in China.

Operating Profit

Operating profit margin was 6.5% for the year ended December 31, 2020, as compared to an operating profit margin of 17.0% for the comparable period of 2019. The decrease in operating profit margin was primarily due to lower sales primarily due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, excess capacity costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend (including sales, marketing and travel) and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.
2019 Compared to 2018
Sales
Sales decreased 2.0% for the year ended December 31, 2019 compared to the comparable period in 2018. Price and the impact of currency exchange rates negatively impacted sales growth by 1.0% and 2.0%, respectively, offset by an increase in volume and mix of 1.0% on a year-over-year basis in the year ended December 31, 2019. Geographically, the sales decrease was primarily due to sales declines in Western Europe, partially offset by emerging markets.

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
Operating Profit
Operating profit margins decreased 60 basis points during the year ended December 31, 2019 as compared to 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:
◦Lower overall sales price and incremental year-over-year costs associated with various new product development and growth investments, partially offset by higher core sales volumes, and incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018 - 60 basis points

EQUIPMENT & CONSUMABLES
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
Equipment & Consumables Selected Financial Data

	For the Year Ended December 31,
($ in millions)	2020	2019	2018
Sales	$1,164.7	$1,408.9	$1,474.7
Operating profit	38.2	105.8	120.5
Depreciation	19.4	19.6	20.3
Amortization	30.2	31.8	31.6
Operating profit as a % of sales	3.3%	7.5%	8.2%
Depreciation as a % of sales	1.7%	1.4%	1.4%
Amortization as a % of sales	2.6%	2.3%	2.1%

Sales and Core Sales Growth

	2020 vs. 2019	2019 vs. 2018
Total sales growth (GAAP)	(17.3)%	(4.5)%
Less the impact of:
Discontinued products	3.8%	1.0%
Currency exchange rates	0.3%	2.5%
Core sales growth (non-GAAP)	(13.2)%	(1.0)%
2020 Compared to 2019
Sales
Sales decreased 17.3% for the year ended December 31, 2020 compared to the comparable period in 2019. Price positively impacted sales growth by 0.4% on a year-over-year basis in the year ended December 31, 2020. During 2020, sales decreased in most of the markets we serve by 17.4% due to lower volume and product mix primarily due to the impact of COVID-19.

Core sales growth for the year ended December 31, 2020 decreased 13.2%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America, Western Europe and Asia. Core sales of equipment and traditional consumables decreased in most of the markets we serve primarily as a result of the COVID-19 pandemic, partially offset by increased demand for our infection prevention products.
Operating Profit
Operating profit margin was 3.3% for the year ended December 31, 2020, as compared to an operating profit margin of 7.5% for the comparable period of 2019. The decrease in operating profit margin was primarily due to lower sales due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, excess capacity costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend (including sales, marketing and travel, research and development) and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.
2019 Compared to 2018
Sales
Sales decreased 4.5% for the year ended December 31, 2019 compared to the comparable period in 2018. Price and the impact of currency exchange rates negatively impacted sales growth by 0.5% and 2.5%, respectively, on a year-over-year basis in the year ended December 31, 2019. Volume and mix also negatively impacted sales by 1.5% on a year-over-year basis in the year ended December 31, 2019. Geographically, sales decreased primarily due to sales decreases in North America and Western Europe, partially offset by increased demand in China.

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
Operating Profit
Operating profit margins decreased 70 basis points during the year ended December 31, 2019 as compared to 2018. The following factors impacted year-over-year operating profit margin comparisons:
•Lower core sales volumes and overall sales price, incremental year-over-year costs associated with sales and marketing growth investments and new product development initiatives in 2019, partially offset by decreases in productivity improvement and restructuring related charges in 2019 compared to 2018 and cost savings associated with productivity initiatives taken in 2018 - 70 basis points

INFLATION
The effect of inflation on our sales and net income was not significant in any of the years ended December 31, 2020, 2019 or 2018.

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
Following is an overview of our cash flows and liquidity:
Overview of Cash Flows and Liquidity

	Year Ended December 31,
($ in millions)	2020	2019	2018
Net cash provided by operating activities	$283.9	$397.5	$400.1

Acquisitions, net of cash acquired	$(40.7)	$—	$—
Payments for additions to property, plant and equipment	(47.7)	(77.8)	(72.2)
Proceeds from sales of property, plant and equipment	5.3	1.6	—
All other investing activities	14.0	(2.2)	(3.3)
Net cash used in investing activities	$(69.1)	$(78.4)	$(75.5)

Proceeds from issuance of convertible senior notes	$517.5	$—	$—
Payment of debt issuance and other deferred financing costs	(17.2)	(2.4)	—
Proceeds from revolving line of credit	249.8	—	—
Repayment of revolving line of credit	(250.0)	—	—
Proceeds from borrowings	—	1,318.3	—
Repayment of borrowings	—	(0.3)	—
Purchase of capped calls related to issuance of convertible senior notes	(20.7)	—	—
Proceeds from stock option exercises	13.8	—	—
Proceeds from the public offering of common stock, net of issuance costs	—	643.4	—
Consideration to Former Parent in connection with the Separation	—	(1,950.0)	—
Net transfers to Former Parent	—	(116.5)	(324.6)
All other financing activities	(0.7)	(0.2)	—
Net cash provided by (used in) financing activities	$492.5	$(107.7)	$(324.6)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period for working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.
Net cash provided by operating activities was $283.9 million during the year ended December 31, 2020 and $397.5 million in 2019. The decrease was primarily due to lower net income, changes in deferred taxes and accrued liabilities partially offset by improvements in working capital and higher non-cash expenses, including restructuring and impairment charges, on a year-over-year basis.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.
Net cash used in investing activities decreased by $9.3 million during the year ended December 31, 2020, as compared to the comparable period in 2019. The decrease was primarily due to lower purchases of property, plant and equipment and net proceeds from our cross-currency swaps, partially offset by the acquisition of Matricel in January 2020.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings, the issuance of common stock and transfers to Danaher prior to the Separation.

Net cash provided by financing activities was $492.5 million during the year ended December 31, 2020, compared to $107.7 million used in financing activities for the comparable period of 2019. During 2020, cash provided by financing activities was primarily due to the net proceeds received in connection with the issuance of the Notes in May 2020, partially offset by the purchase of the Capped Calls of $21 million. During 2019, we borrowed approximately $1.3 billion under senior credit facilities and received net proceeds of $643 million from the IPO. These proceeds were paid to Danaher as partial consideration for Danaher’s transfer of the assets and liabilities of its Dental business to us.

For a description of our outstanding debt as of December 31, 2020 and the senior credit facilities, refer to Note 15 to our audited consolidated and combined financial statements in this Annual Report on Form 10-K.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.
As of December 31, 2020, we had no borrowings outstanding under the revolving credit facility and we had the ability to incur an additional $250 million of indebtedness in direct borrowings under the revolving credit facility. As of December 31, 2020, we were in compliance with all of our debt covenants.

2019 Compared to 2018
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
As of December 31, 2020, we held $888.9 million of cash and equivalents that were held on deposit with financial institutions. Of this amount, $478.3 million was held within the United States and $410.6 million was held outside of the United States. To preserve cash during these uncertain economic times, we have implemented various temporary cost reduction initiatives and have also accelerated and increased a planned spending reduction program that was completed by the end of 2020. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business.”
While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. Following enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. The cash that our non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable.
On February 9, 2021, we entered into an additional amendment to our Credit Agreement that substantially reinstated the original terms of our Credit Agreement effective February 9, 2021. In connection with this new amendment we paid down $472.0 million of our Euro Term Loan on February 9, 2021.
As of February 10, 2021, we believe that we have sufficient sources of liquidity to satisfy our cash needs, including our cash needs in the United States.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our contractual obligations as of December 31, 2020 under (1) operating lease obligations, (2) purchase obligations and (3) debt reflected on our consolidated balance sheet under GAAP. Refer to “Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations (a)	$223.1	$37.2	$51.5	$35.6	$98.8
Purchase obligations (b)	92.5	92.5	—	—	—
Debt (c)	1,904.1	3.7	1,382.9	517.5	—
Total	$2,219.7	$133.4	$1,434.4	$553.1	$98.8
_________________________
(a)    As described in Note 7 to our audited consolidated and combined financial statements, certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the table above. As discussed in Note 2 to our audited consolidated and combined financial statements, we adopted Accounting Standards Codification (“ASC”) 842 related to lease accounting on January 1, 2019. Future minimum lease payments in the table above differ from the future lease liability recognized under ASC 842, as the lease liability recognized under ASC 842 discounts the lease payments while the minimum lease payments are not discounted. Additionally, ASC

842 allows a lessee to elect to combine or separate any non-lease components in an arrangement with the lease components for the calculation of the lease liability while the minimum lease payments exclude any non-lease components.
(b)    Consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.
(c)    These amounts represent the contractual maturities of our debt. See Note 15 to our audited consolidated and combined financial statements.

Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2020.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$68.1	$65.7	$1.4	$—	$1.0
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
The Credit Agreement requires us to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of 3.75 to 1.00 or less; provided that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by us or any subsidiary of ours in which the purchase price exceeds $100 million. The Credit Agreement also requires us to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.00 to 1.00. Borrowings under the Credit Agreement are prepayable at our option at any time in whole or in part without premium or penalty. Term Loans may not be reborrowed once repaid. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed from time to time prior to the maturity date. We have unconditionally and irrevocably guaranteed the obligations of each of our subsidiaries in the event a subsidiary is named a borrower under the Revolving Credit Facility. The Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict our and/or our subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with our affiliates, and use proceeds of the debt financing for other than permitted uses. The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.

Amendments to Credit Agreement

On May 6, 2020, we entered into the Amendment to our Credit Agreement that, among other changes, waives the quarterly-tested leverage covenant and reduces the interest coverage ratio to 2.00 to 1.00 through and including the first quarter of 2021. In connection with this Amendment, the lenders obtained a first priority security interest in substantially all of our assets. The Amendment also imposes limitations on liens, indebtedness, asset sales, investments and acquisitions. In addition, we are required to maintain a monthly-tested minimum liquidity covenant of $125.0 million during the waiver period. The Amendment increases the interest and fees payable under the Credit Agreement for the duration of the period during which the waiver of the debt covenants remains in effect. Substantially all terms of the Credit Agreement revert back to the original terms as soon as we submit a quarterly compliance certificate with debt covenants at pre-Amendment levels.

On February 9, 2021, we entered into an additional amendment to our Credit Agreement that substantially reinstated the original terms of our Credit Agreement effective February 9, 2021. In conjunction with this amendment, we repaid $472.0 million of our Euro Term Loan Facility, which was classified as short-term debt as of December 31, 2020 and submitted a quarterly compliance certificate as of December 31, 2020, which took into consideration the repayment of $472.0 million related to the Euro Term Loan. As a result, we are in compliance with the debt covenants as outlined under the original terms of the Credit Agreement as of February 9, 2021.

Notes

On May 21, 2020, we issued the Notes due on June 1, 2025, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $68 million principal amount of the Notes, was $517.5 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $502.6 million. The Notes accrue interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes have an initial conversion rate of 47.5862 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $21.01 per share of our common stock and is subject to adjustment upon the occurrence of specified events. The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture governing the Notes).

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

Legal Proceedings
Please refer to Note 14 to our audited consolidated and combined financial statements included in this Annual Report for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, please refer to “Item 1A. Risk Factors—General Risks.”

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in foreign currency exchange rates and commodity prices as well as credit risk, each of which could impact our consolidated financial statements. We generally address our exposure to these risks through our normal operating activities.

Interest Rate Risk
Our borrowings are at variable rates of interest, which may expose us to interest rate risk. We have a three-year $650 million senior unsecured term loan facility (“USD Term Loan”) and a three-year, €600 million senior unsecured term loan facility (“Euro Term Loan”). To manage our interest rate risk we have entered into interest rate swap agreements, which effectively convert the USD Term Loan variable rate borrowings into fixed rate euro borrowings. Therefore, a change in interest rates would not have had an impact on our interest expense for 2020 related to our USD Term Loan. A 100 basis point increase in the interest rate related to our Euro Term Loan would have increased our interest expense by $7.3 million for 2020.

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
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales and net earnings in our consolidated and combined financial statements. In addition, we have assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2020 would have reduced equity by approximately $222 million.
In September 2019, we entered into approximately $650 million of cross-currency swap derivative contracts on our USD Term Loan and designated the Euro Term Loan as a non-derivative instrument to hedge our net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the euro. These cross-currency contracts effectively convert our USD Term Loan to an obligation denominated in euro and will partially offset the impact of changes in currency rates on foreign currency-denominated net assets in future periods. For additional information on hedging transactions and derivative financial instruments, please refer to Note 10 to our audited consolidated and combined financial statements included in this Annual Report.
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
Acquired Intangibles—Our business acquisitions typically result in the recognition of goodwill, patents, technology, customer relationships and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 8 to our audited consolidated and combined financial statements for a description of our policies relating to acquisitions, goodwill and acquired intangibles.
In performing our goodwill impairment testing in 2020, we estimate the fair value of our reporting units using an income approach and market-based approach with a weighting of 75.0% and 25.0%, respectively. The discounted cash flow model (i.e., an income approach) requires judgmental assumptions about projected sales growth, future operating margins, discount rates and terminal values. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to our reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. There are inherent uncertainties related to these assumptions and our judgment in applying them to the analysis of goodwill impairment.
Our annual impairment test includes an evaluation of our reporting units. Concurrently with our annual impairment test on the first day of the fourth quarter of 2020, we created an additional three components, which are one level below our operating segments. The additional three components were deemed to be reporting units, which resulted in the number of our reporting units increasing from three at December 31, 2019 to six reporting units for goodwill impairment testing in 2020. Due to the new reporting units, we reallocated the existing goodwill within each of our operating segments to the new reporting units within the applicable operating segments on a relative fair value basis. The reporting units were tested for impairment before and after the reallocation and no impairment was identified. Goodwill was not reallocated between operating segments.
Our annual goodwill impairment analysis in 2020 indicated that in all instances, the fair values of our reporting units exceeded their carrying values (before and after the creation of the three new reporting units discussed above) and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our six reporting units as of the annual testing date ranged from approximately 13% to approximately 79%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 2% to approximately 61%.
We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test intangible assets with indefinite lives at least annually for impairment. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of discounted cash flows expected to be generated by the asset. These analyses require us to make judgments and estimates about future sales, expenses, market conditions and discount rates related to these assets.
If actual results are not consistent with our estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net income which would adversely affect our consolidated and combined financial statements.
Contingent Liabilities—As discussed in Note 14 to our audited consolidated and combined financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 14 to our audited consolidated and combined financial statements. If the reserves we established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.

Corporate Allocations— Prior to the IPO we operated as part of Danaher and not as a separate, publicly traded company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying consolidated and combined financial statements. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in these consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, publicly traded entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that we will incur in the future. Refer to Note 23 to our audited consolidated and combined financial statements for a description of our corporate allocations and related-party transactions.
Pension Plans—For a description of our pension accounting practices, refer to Note 12 to our audited consolidated and combined financial statements. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates and other factors. If the assumptions used in calculating pension costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans for 2020 would have increased the net obligation by $19.7 million ($15.4 million on an after-tax basis) from the amounts recorded in the financial statements as of December 31, 2020. A 50 basis point increase in the discount rates used for the plans for 2020 would have decreased the net obligation by $17.1 million ($13.3 million on an after-tax basis) from the amounts recorded in the financial statements as of December 31, 2020.
The plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return ranged from 1.75% to 5.25%. A 50 basis points decrease in the expected long-term rate of return on plan assets for 2021 would result in an increase of $0.5 million in pension expense for the plans for 2021.

Income Taxes—For a description of our income tax accounting policies, refer to Note 20 to our audited consolidated and combined financial statements. We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires us to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on our financial statements.
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
In addition, certain of Danaher’s tax returns are currently under review by tax authorities (refer to “Results of Operations—Income Taxes” and Note 20 to our audited consolidated and combined financial statements).
An increase of 1.0% in our 2020 nominal tax rate would have resulted in an additional income tax benefit for the year ended December 31, 2020 of $0.3 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Envista Holdings Corporation’s Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 18, 2021 appears on page 78 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envista Holdings Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated and combined statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, the related notes, and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment
Description of the Matter
As discussed in Note 8 to the consolidated and combined financial statements, the Company’s annual test date for goodwill impairment is the first day of its fiscal fourth quarter. On that date, the Company revised its reporting structure to include a total of six reporting units. Prior to that date, the Company’s reporting structure included three reporting units. The increase in the number of reporting units required a reallocation of the goodwill from the existing reporting units to the six reporting units. Prior to the reallocation of goodwill, the Company was required to perform an impairment test of the goodwill held at the three previously existing reporting units. Total goodwill as of December 31, 2020 was $3,431 million and represented 50% of total assets. As discussed in Note 2 of the consolidated and combined financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company did not record any impairment of the carrying value of goodwill during the year ended December 31, 2020.

Auditing management’s goodwill impairment test for one of the Company’s previously existing reporting units was complex and judgmental due to the estimation required to determine the fair value of the reporting unit. In particular, the significant judgments underlying the fair value estimate of this reporting unit relate to (i) assumptions of future cash flows based on estimates of financial forecasts, (ii) terminal period growth rate, (iii) selection of the discount rate used in the income approach method (iv) market multiple assumptions used in the market approach method and (v) the weighting applied to the income approach method and market approach method, which are affected by the comparability of the selected market proxies. These significant assumptions are affected by estimated future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process. For example, we tested controls over management’s review of the estimated fair value of the reporting unit, significant assumptions utilized in the estimation of the fair value of the reporting unit, discussed above, and the data inputs utilized in the fair value estimate.

To test the estimated fair value of the Company’s reporting unit, our principal audit procedures included (i) assessing the suitability and application of the valuation methodologies selected, (ii) assessing the suitability of the weighting applied to the income and market approaches, (iii) evaluating the significant assumptions, discussed above, and (iv) testing the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management, specifically projected financial information, to current industry and economic trends, the Company’s business model and other relevant factors. We evaluated the consistency and the appropriateness of the market multiple proxies against guideline public companies. We also evaluated the consistency and appropriateness of the discount rate, revenue growth rate, and terminal value selected for use in the discounted cash flow method against forecasts, historical actual results, and guideline public companies. We performed sensitivity analyses of significant assumptions to evaluate the changes in fair value of the reporting unit resulting from changes in these assumptions to corroborate management’s assumptions in light of contrary evidence presented. We also tested the reconciliation of market capitalization to the estimated fair value of reporting units. In addition, we involved our valuation specialists to assist us in analyzing the discount rate, market multiple proxies, and other relevant information that are most significant to the fair value estimate. We also assessed the historical accuracy of management’s forecasts of financial results used in developing fair value estimates to assist in evaluating the reliability of current period forecasts.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

Irvine, California

February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Envista Holdings Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Envista Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated and combined statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, the related notes, and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Envista Holdings Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Irvine, California

February 18, 2021

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$888.9	$211.2
Trade accounts receivable, less allowance for credit losses of $37.1 and $22.8, respectively	361.0	443.6
Inventories, net	266.9	277.9
Prepaid expenses and other current assets	73.7	69.2
Total current assets	1,590.5	1,001.9
Property, plant and equipment, net	303.0	290.3
Operating lease right-of-use assets	165.3	200.1
Other long-term assets	127.3	74.4
Goodwill	3,430.7	3,306.0
Other intangible assets, net	1,259.2	1,285.6
Total assets	$6,876.0	$6,158.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$886.8	$3.9
Trade accounts payable	235.1	208.0
Accrued expenses and other liabilities	530.3	470.6
Operating lease liabilities	32.5	26.7
Total current liabilities	1,684.7	709.2
Operating lease liabilities	153.8	186.0
Other long-term liabilities	408.8	399.3
Long-term debt	907.7	1,321.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 160.2 million shares issued and 160.0 million shares outstanding at December 31, 2020; 158.7 million shares issued and outstanding at December 31, 2019	1.6	1.6
Additional paid-in capital	3,684.4	3,589.7
Retained earnings	126.4	93.1
Accumulated other comprehensive loss	(91.8)	(144.2)
Total Envista stockholders’ equity	3,720.6	3,540.2
Noncontrolling interests	0.4	2.6
Total stockholders’ equity	3,721.0	3,542.8
Total liabilities and stockholders’ equity	$6,876.0	$6,158.3
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Sales	$2,282.0	$2,751.6	$2,844.5
Cost of sales	1,123.9	1,238.5	1,242.7
Gross profit	1,158.1	1,513.1	1,601.8
Operating expenses:
Selling, general and administrative	1,024.0	1,080.9	1,131.4
Research and development	100.8	154.7	172.0
Operating profit	33.3	277.5	298.4
Nonoperating (expense) income:
Other (expense) income	(0.9)	1.5	2.7
Interest expense, net	(62.5)	(3.5)	—
(Loss) income before income taxes	(30.1)	275.5	301.1
Income tax (benefit) expense	(63.4)	57.9	70.4
Net income	$33.3	$217.6	$230.7
Earnings per share:
Basic	$0.21	$1.60	$1.80
Diluted	$0.20	$1.60	$1.80
Average common stock and common equivalent shares outstanding:
Basic	159.6	136.2	127.9
Diluted	164.1	136.4	127.9
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$33.3	$217.6	$230.7
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	53.9	(42.1)	(85.2)
Cash flow hedge adjustments	(6.4)	0.1	—
Pension plan adjustments	4.9	(24.0)	6.6
Total other comprehensive income (loss), net of income taxes	52.4	(66.0)	(78.6)
Comprehensive income	$85.7	$151.6	$152.1
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
 ($ in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Former Parent Investment, Net	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2017	$—	$—	$—	$4,989.9	$0.6	$4,990.5	$4.1
Adoption of accounting standards	—	—	—	(8.0)	(0.2)	(8.2)	—
Balance, January 1, 2018	—	—	—	4,981.9	0.4	4,982.3	4.1
Net income	—	—	—	230.7	—	230.7	—
Net transfers to Former Parent	—	—	—	(324.6)	—	(324.6)	—
Other comprehensive loss	—	—	—	—	(78.6)	(78.6)	—
Former Parent common stock-based award activity	—	—	—	13.3	—	13.3	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.8)
Balance, December 31, 2018	—	—	—	4,901.3	(78.2)	4,823.1	3.3
Issuance of common stock, net	1.6	643.1	—	—	—	644.7	—
Common stock-based award activity	—	6.0	—	—	—	6.0	—
Former Parent common stock-based award activity	—	—	—	12.0	—	12.0	—
Consideration to Former Parent in connection with the Separation	—	(1,950.0)	—	—	—	(1,950.0)	—
Reclassification of Former Parent investment, net	—	4,920.0	—	(4,921.3)	—	(1.3)	—
Separation related adjustments	—	(29.4)	—	—	—	(29.4)	—
Net income	—	—	93.1	124.5	—	217.6	—
Net transfers to Former Parent	—	—	—	(116.5)	—	(116.5)	—
Other comprehensive loss	—	—	—	—	(66.0)	(66.0)	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.7)
Balance, December 31, 2019	1.6	3,589.7	93.1	—	(144.2)	3,540.2	2.6

Common stock-based award activity	—	32.2	—	—	—	32.2	—
Equity component of convertible senior notes, net of financing costs and taxes	—	77.9	—	—	—	77.9	—
Purchase of capped calls related to issuance of convertible senior notes, net of taxes	—	(15.7)	—	—	—	(15.7)	—
Separation related adjustments	—	0.3	—	—	—	0.3	—
Net income	—	—	33.3	—	—	33.3	—
Other comprehensive income	—	—	—	—	52.4	52.4	—
Changes in noncontrolling interests	—	—	—	—	—	—	(2.2)
Balance, December 31, 2020	$1.6	$3,684.4	$126.4	$—	$(91.8)	$3,720.6	$0.4
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$33.3	$217.6	$230.7
Noncash items:
Depreciation	42.4	39.0	39.4
Amortization	90.2	89.5	90.6
Allowance for credit losses	23.0	9.5	4.7
Stock-based compensation expense	22.6	18.4	13.3
Restructuring charges	11.1	—	—
Impairment charges	32.6	—	0.4
Amortization of right-of-use assets	30.5	39.6	—
Amortization of debt discount and issuance costs	13.4	—	—
Change in deferred income taxes	(91.4)	(8.9)	1.7
Change in trade accounts receivable	71.9	3.3	(8.5)
Change in inventories	11.9	(1.5)	(8.9)
Change in trade accounts payable	21.6	(7.9)	(3.8)
Change in prepaid expenses and other assets	(2.5)	(8.6)	13.8
Change in accrued expenses and other liabilities	10.0	44.5	26.7
Change in operating lease liabilities	(36.7)	(37.0)	—
Net cash provided by operating activities	283.9	397.5	400.1
Cash flows from investing activities:
Acquisitions, net of cash acquired	(40.7)	—	—
Payments for additions to property, plant and equipment	(47.7)	(77.8)	(72.2)
Proceeds from sales of property, plant and equipment	5.3	1.6	—
All other investing activities	14.0	(2.2)	(3.3)
Net cash used in investing activities	(69.1)	(78.4)	(75.5)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	517.5	—	—
Payment of debt issuance and other deferred financing costs	(17.2)	(2.4)	—
Proceeds from revolving line of credit	249.8	—	—
Repayment of revolving line of credit	(250.0)	—	—
Proceeds from borrowings	—	1,318.3	—
Repayment of borrowings	—	(0.3)	—
Purchase of capped calls related to issuance of convertible senior notes	(20.7)	—	—
Proceeds from stock option exercises	13.8	—	—
Proceeds from the public offering of common stock, net of issuance costs	—	643.4	—
Consideration to Former Parent in connection with the Separation	—	(1,950.0)	—
Net transfers to Former Parent	—	(116.5)	(324.6)
All other financing activities	(0.7)	(0.2)	—
Net cash provided by (used in) financing activities	492.5	(107.7)	(324.6)

Effect of exchange rate changes on cash and equivalents	(29.6)	(0.2)	—
Net change in cash and equivalents	677.7	211.2	—
Beginning balance of cash and equivalents	211.2	—	—
Ending balance of cash and equivalents	$888.9	$211.2	$—

Supplemental data:
Cash paid for interest	$56.7	$7.7	$—
Cash paid for taxes	$28.6	$30.7	$26.3
ROU assets obtained in exchange for operating lease obligations	$28.1	$59.5	$—
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Separation and Initial Public Offering
Envista Holdings Corporation (together with its subsidiaries, “Envista” or the “Company”) was formed as a wholly-owned subsidiary of Danaher Corporation (“Danaher” or “Former Parent”). Danaher formed Envista to ultimately acquire, own and operate the Dental business of Danaher. On September 20, 2019, the Company completed an initial public offering (“IPO”) resulting in the issuance of 30.8 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) to the public, which represented 19.4% of the Company’s outstanding common stock, at $22.00 per share, the initial public offering price, for total net proceeds, after deducting underwriting discounts and commissions, of $643.4 million. In connection with the completion of the IPO, through a series of equity and other transactions, Danaher transferred substantially all of its Dental business to the Company. As consideration for the transfer of the Dental business to the Company, the Company paid Danaher approximately $2.0 billion, which included the net proceeds from the IPO and the net proceeds from term debt financing, as further discussed in Note 15, and issued to Danaher 127.9 million shares of the Company’s common stock. The transactions described above related to the transfer of the Dental business are collectively referred to herein as the “Separation.”
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

Basis of Presentation
For periods after the Separation, the financial statements are prepared on a consolidated basis. Prior to the Separation, the Company operated as part of Danaher and not as a separate, publicly-traded company and the Company’s financial statements are combined, have been prepared on a stand-alone basis and are derived from Danaher's consolidated financial statements and accounting records. The Consolidated and Combined Financial Statements reflect the financial position, results of operations and cash flows related to the Dental business that was transferred to the Company. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component in the financial statements. Prior to the Separation, the financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher. Related-party allocations are discussed further in Note 23.

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

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. In response to COVID-19 many dental associations recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, there were widespread temporary closures of dental practices around the world due to the pandemic, except to perform emergency procedures, thereby preventing the Company’s end customers from conducting most or all business activities and significantly adversely impacting the Company’s sales. During the quarter ended July 3, 2020, dental practices in the markets in which the Company operates started to reopen and as of October 2, 2020, the majority of dental practices were open. Despite the increased prevalence of COVID-19 and related U.S. and foreign government actions to mitigate the spread of COVID-19 during the quarter ended December 31, 2020, the majority of dental practices continued to remain open, however, patient volumes continued to be below pre-COVID-19 levels. A worsening of the pandemic or impacts of new variants of the virus may lead to further temporary closures of dental practices in the future. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a material local and/or global economic slowdown or global recession. Such economic disruption could have a material adverse effect on the Company as the Company’s customers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the extent and severity of the impact on the Company's customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, the ability of the Company to continue to manufacture and source its products, the impact of the pandemic and associated economic downturn on the Company’s ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, the Company may continue to experience materially adverse impacts on the Company’s financial condition and results of operations.

The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these Consolidated and Combined Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Consolidated and Combined Financial Statements include the accounts of the Company and its subsidiaries. The Consolidated and Combined Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of operations, therefore income attributable to noncontrolling interests are not presented separately in the Company’s Consolidated and Combined Statements of Income. Income attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
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
Accounts Receivable and Allowances for Credit Losses—All trade accounts receivable are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from the Company’s trade accounts receivable portfolio. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, debt-servicing ability, past payment experience and credit bureau information and forecasts. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.
Inventory Valuation—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost or net realizable value primarily using the first-in, first-out method. Market value for raw materials is based on replacement costs and for other inventory classifications is based on net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its net realizable value.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery, equipment and other assets	3 – 10 years
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
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. No significant realized or unrealized gains or losses were recorded during the three years ended December 31, 2020 with respect to these investments.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and equivalents, trade accounts receivable, nonqualified deferred compensation plans, derivatives, trade accounts payable and long-term debt. Due to their short-term nature, the carrying values for cash and equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 11 for the fair values of the Company’s other financial instruments.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually in the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for each of the Company’s reporting units. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. The Company did not record any impairment loss for goodwill or indefinite-lived intangible assets in 2020, 2019 and 2018.
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

Refer to Note 8 for additional information about the Company’s goodwill and other intangible assets.

Revenue Recognition—The Company derives revenues primarily from the sale of Specialty Products & Technologies and Equipment & Consumables products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. For equipment, consumables and spare parts sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty and service, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and service is recognized based upon the period of time elapsed under the arrangement.
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
Shipping and Handling—Shipping and handling costs are considered a fullfilment cost and are included as a component of cost of sales. Revenue derived from shipping and handling costs billed to customers is included in sales.
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
Income Taxes—As discussed in Note 20, for periods prior to the Separation, current income tax liabilities were assumed to be immediately settled with Danaher and were relieved through Former Parent investment, net. Income tax expense and other income tax related information contained in the Consolidated and Combined Financial Statements are presented as if the Company filed a separate tax return. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company had been a standalone taxpayer for the periods prior to the Separation. The calculation of the Company’s income taxes on a separate income tax return basis requires considerable judgment, estimates, and allocations.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated and Combined Statements of Income. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated and Combined Statements of Income. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions. The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 20 for additional information and discussion of the impact of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in the United States.
Restructuring—The Company periodically initiates restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with productivity improvement and restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when impairment is identified or when the associated liability is incurred. Refer to Note 19 for additional information.
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net income, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive loss within equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented. In September 2019, the Company entered into cross-currency swap arrangements whereby existing U.S. dollar-denominated borrowings were effectively converted to foreign currency borrowings to partially hedge additional amounts of its net investments in foreign operations against adverse movements in exchange rates. Refer to Note 10 for additional information.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company has entered into interest rate swaps to mitigate a portion of its interest rate risk related to the Company’s debt as further discussed in Note 10. The derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the interest rate swap qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive loss within equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive loss within equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Note 10 for additional information.
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
Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 16 for additional information on the stock-based compensation plan in which certain employees of the Company participate.
Pension Plans—The Company measures its pension assets and obligations that determine the funded status as of the end of the Company’s fiscal year, and recognizes an asset for an overfunded status or a liability for an underfunded status in its Consolidated Balance Sheets. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and reported in other comprehensive income (loss). Refer to Note 12 for additional information on the Company’s pension plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.
Accounting Standards Recently Adopted—In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance on January 1, 2021, and is in the process of completing its assessment. However, the Company does not expect it to have a material impact on its Consolidated and Combined Financial Statements.
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modified the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The Company adopted this guidance on January 1, 2020, which did not have a significant impact on the Company’s Consolidated and Combined Financial Statements.
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends Accounting Standards Codification (“ASC”) 715 to add, remove, and clarify disclosure requirements related to defined benefit pension plans. The ASU is effective for public entities for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted this guidance for the year ended December 31, 2020, which did not have a significant impact on the Company’s Consolidated and Combined Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplified the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this guidance on January 1, 2020, which did not have a significant impact on the Company’s Consolidated and Combined Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that uses a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted this guidance on January 1, 2020, which did not have a significant impact on the Company’s Consolidated and Combined Financial Statements. Refer to Note 4 for additional disclosures required by Topic 326.

Accounting Standards Not Yet Adopted—In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40),” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated and Combined Financial Statements.
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

NOTE 3. ACQUISITION
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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its estimation of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used to estimate the fair values during due diligence and through other sources. In the months after closing, up to 12 months, as the Company obtains additional information that existed at the acquisition date about these assets and liabilities, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items that existed as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

On January 21, 2020, the Company acquired all of the shares of Matricel GmbH (“Matricel”) for cash consideration of approximately $43.6 million. Matricel, a German company, is a provider of biomaterials used in dental applications and complements the Company’s Specialty Products & Technologies segment. For the year ended December 31, 2020, Matricel’s revenue and earnings were not material to the Consolidated and Combined Statement of Operations. Goodwill will not be deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date ($ in millions):

January 21, 2020
Assets acquired:
Cash	$2.9
Trade accounts receivable	1.0
Inventories	1.9
Prepaid expenses and other current assets	0.2
Property, plant and equipment	0.5
Goodwill	25.1
Other intangible assets	22.3
Total assets acquired	53.9
Liabilities assumed:
Trade accounts payable	(0.1)
Accrued expenses and other liabilities	(10.2)
Total liabilities assumed	(10.3)
Total net assets acquired	$43.6

The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the business acquired. The pro forma impact of this acquisition is not presented as it was not considered material to the Company's Consolidated and Combined Financial Statements.

The intangible assets acquired consist of technology and customer relationships. The weighted average amortization period of the acquired intangible assets in the aggregate is 10 years.

NOTE 4. CREDIT LOSSES

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2019	$22.8
Foreign currency translation	0.4
Provision for credit losses	23.0
Write-offs charged against the allowance	(9.1)
Balance at December 31, 2020	$37.1

NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2020	2019
Finished goods	$219.0	$223.5
Work in process	39.8	36.5
Raw materials	93.7	89.9
Reserve for inventory obsolescence	$(85.6)	$(72.0)
Total	$266.9	$277.9

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2020	2019
Land and improvements	$24.8	$23.7
Buildings and improvements	182.6	166.9
Machinery, equipment and other assets	438.8	410.1
Construction in progress	84.8	92.2
Gross property, plant and equipment	731.0	692.9
Less: accumulated depreciation	(428.0)	(402.6)
Property, plant and equipment, net	$303.0	$290.3

NOTE 7. LEASES
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
The components of operating lease expense were as follows ($ in millions):

	Year Ended December 31,
	2020	2019
Fixed operating lease expense (a)	$37.0	$39.6
Variable operating lease expense	6.9	6.0
Total operating lease expense	$43.9	$45.6
______________
(a)    Includes short-term leases and sublease income, both of which were not significant.
The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31:

	2020	2019
Weighted average remaining lease term	10 years	11 years
Weighted average discount rate	3.5%	3.0%
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020 ($ in millions):

2021	$37.2
2022	28.9
2023	22.6
2024	19.0
2025	16.6
Thereafter	98.8
Total operating lease payments	223.1
Less: imputed interest	(36.8)
Total operating lease liabilities	$186.3
As of December 31, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company estimates the fair value of its reporting units using an income approach and market-based approach with a weighting of 75.0% and 25.0%, respectively, for 2020. The income approach estimates fair value utilizing a discounted cash flow analysis and requires judgmental assumptions about projected sales growth, future operating margins, discount rates and terminal values. The market-based approach considers current trading multiples of earnings before interest, taxes, depreciation and amortization for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent available market sale transactions of comparable businesses. If the estimated fair value of the reporting unit is less than its carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.
The Company’s annual impairment test includes an evaluation of its reporting units. Concurrently with its annual impairment test on the first day of the fourth quarter of 2020, the Company created an additional three components, which are one level below the Company’s operating segments. The additional three components were deemed to be reporting units, which resulted in the number of the Company’s reporting units increasing from three at December 31, 2019 to six reporting units for goodwill impairment testing in 2020. Due to the new reporting units, the Company reallocated the existing goodwill within each of its operating segments to the new reporting units within the applicable operating segments on a relative fair value basis. The reporting units were tested for impairment before and after the reallocation and no impairment was identified. Goodwill was not reallocated between operating segments.
No goodwill impairment charges were recorded for the years ended December 31, 2020, 2019 and 2018 and no “triggering” events have occurred subsequent to the performance of the 2020 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge to net income may be required.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance, December 31, 2018	$2,013.8	$1,311.7	$3,325.5
Foreign currency translation and other	(5.7)	(13.8)	(19.5)
Balance, December 31, 2019	2,008.1	1,297.9	3,306.0
Acquisitions	25.1	—	25.1
Foreign currency translation and other	65.8	33.8	99.6
Balance, December 31, 2020	$2,099.0	$1,331.7	$3,430.7
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$337.2	$(215.7)	$324.5	$(206.6)
Customer relationships and other intangibles	967.2	(599.4)	949.1	(540.6)
Trademarks and trade names	199.1	(65.9)	203.4	(43.2)
Total finite-lived intangibles	1,503.5	(881.0)	1,477.0	(790.4)
Indefinite-lived intangibles:
Trademarks and trade names	636.7	—	599.0	—
Total intangibles	$2,140.2	$(881.0)	$2,076.0	$(790.4)

Total intangible amortization expense in 2020, 2019 and 2018 was $90.2 million, $89.5 million and $90.6 million, respectively. Based on the intangible assets recorded as of December 31, 2020, amortization expense is estimated to be $81.5 million during 2021, $80.9 million during 2022, $76.0 million during 2023, $68.8 million during 2024 and $68.6 million during 2025.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2020		2019
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$161.0	$14.2	$151.2	$8.9
Employee severance and other benefits	30.5	—	5.6	—
Pension benefits	8.5	91.5	8.5	89.4
Taxes, income and other	48.8	227.5	39.3	254.0
Contract liabilities	48.6	4.8	52.6	4.4
Sales and product allowances	73.8	0.9	68.8	0.7
Loss contingencies	7.4	33.2	57.5	29.1
Other	151.7	36.7	87.1	12.8
Total	$530.3	$408.8	$470.6	$399.3

NOTE 10.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On September 20, 2019, the Company entered into cross-currency swap derivative contracts with respect to its $650.0 million senior unsecured term loan facility. These contracts effectively convert the $650.0 million senior unsecured term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 17. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Consolidated and Combined Statements of Income consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from June 2021 to September 2022.

The Company also has foreign currency denominated long-term debt in the amount of €600.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss (see Note 17). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2022. Refer to Note 15 for a further discussion of the above loan facilities.
The Company uses interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior unsecured term loans. The interest rate swap contracts exchange interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity (see Note 17). Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Consolidated and Combined Statements of

Income consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2021 to September 2022.
The following table summarizes the notional values as of December 31, 2020 and 2019 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the years ended December 31, 2020 and 2019 ($ in millions):

	Notional Amount	Loss Recognized in OCI
Year Ended December 31, 2020
Interest rate contracts	$450.0	$(8.4)
Foreign currency contracts	650.0	(52.9)
Foreign currency denominated debt	732.9	(60.0)
Total	$1,832.9	$(121.3)

	Notional Amount	Gain (Loss) Recognized in OCI
Year Ended December 31, 2019
Interest rate contracts	$650.0	$0.1
Foreign currency contracts	650.0	(8.9)
Foreign currency denominated debt	672.9	(9.2)
Total	$1,972.9	$(18.0)

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 17, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 17. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the years ended December 31, 2020 and 2019. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the years ended December 31, 2020 and 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Consolidated and Combined Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31, 2020 and 2019, in the Company’s Consolidated Balance Sheets as follows ($ in millions):

Derivative assets:	2020	2019
Prepaid expenses and other current assets	$—	$0.1

Derivative liabilities:
Accrued expense and other liabilities	$70.2	$8.9

Nonderivative hedging instruments:
Short-term debt	$472.0	$—
Long-term debt	$260.9	$672.9
Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

NOTE 11. FAIR VALUE MEASUREMENTS
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020:
Liabilities:
Interest rate swap derivative contracts	$—	$8.3	$—	$8.3
Cross-currency swap derivative contracts	$—	$61.8	$—	$61.8
Deferred compensation plans	$—	$11.8	$—	$11.8

December 31, 2019:
Assets:
Interest rate swap derivative contracts	$—	$0.1	$—	$0.1
Liabilities:
Cross-currency swap derivative contracts	$—	$8.9	$—	$8.9
Deferred compensation plans	$—	$7.2	$—	$7.2
Derivative Instruments
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. The interest rate swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and forward curves as inputs. Refer to Note 10 for additional information.
Deferred Compensation Plans
Certain management employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. All amounts deferred under this plan are unfunded, unsecured obligations and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Balance Sheets (refer to Note 9). Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates on investment options within the Company’s 401(k) program. Amounts voluntarily deferred by employees into the Company stock fund and amounts contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of Company common stock, and therefore are not reflected in the above amounts.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as of December 31, were as follows ($ in millions):

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Interest rate swap derivative contracts	$—	$—	$0.1	$0.1

Liabilities:
Interest rate swap derivative contracts	$8.3	$8.3	$—	$—
Cross-currency swap derivative contracts	$61.8	$61.8	$8.9	$8.9
Convertible senior notes due 2025	$411.1	$902.7	$—	$—
Long-term debt	$907.7	$907.7	$1,321.0	$1,321.0
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the Notes in an over-the-counter market on December 31, 2020.The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 12 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 12. PENSION AND OTHER BENEFIT PLANS
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
In connection with the Company’s restructuring activities (see Note 19), the Company had a reduction in participants in certain plans, which contributed to the change in the funded status through plan settlements and curtailments.

The following sets forth the funded status of the Company’s plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	Pension Benefits
	2020	2019
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(195.8)	$(140.0)
Service cost	(10.3)	(9.1)
Interest cost	(1.8)	(2.4)
Employee contributions	(4.0)	(4.2)
Benefits and other expenses paid	5.1	6.2
Actuarial loss	(7.9)	(37.7)
Amendments, settlements and curtailments	28.5	(5.6)
Foreign exchange rate impact	(13.6)	(3.0)
Benefit obligation at end of year	(199.8)	(195.8)
Change in plan assets:
Fair value of plan assets at beginning of year	107.3	90.2
Actual return on plan assets	5.9	7.7
Employer contributions	8.3	8.2
Employee contributions	4.0	4.2
Amendments and settlements	(22.3)	0.8
Benefits and other expenses paid	(5.1)	(6.2)
Foreign exchange rate impact	7.6	2.4
Fair value of plan assets at end of year	105.7	107.3
Funded status	$(94.1)	$(88.5)
Weighted average assumptions used to determine benefit obligations at date of measurement:

	December 31,
	2020	2019
Discount rate	0.7%	1.0%
Rate of compensation increase	1.3%	1.3%
Components of net periodic pension cost:

	December 31,
($ in millions)	2020	2019	2018
Service cost	$(10.3)	$(9.1)	$(10.0)
Interest cost	(1.8)	(2.4)	(2.0)
Expected return on plan assets	3.8	3.2	3.8
Amortization of prior service credit and initial net obligation	0.2	(0.2)	(0.1)
Amortization of actuarial loss	(1.7)	(0.4)	(0.8)
Net settlement and curtailment (losses) gains	(1.4)	1.3	1.8
Net periodic pension cost	$(11.2)	$(7.6)	$(7.3)

The net periodic benefit cost of the defined benefit pension plans incurred during the years ended December 31, 2020, 2019 and 2018 are reflected in the following captions in the accompanying Consolidated and Combined Statements of Income ($ in millions):

	Year Ended December 31,
	2020	2019	2018
Service cost:
Selling, general and administrative expenses	$(10.3)	$(9.1)	$(10.0)
Other net periodic pension costs:
Other (expense) income	(0.9)	1.5	2.7
Total	$(11.2)	$(7.6)	$(7.3)
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	December 31,
	2020	2019
Discount rate	1.0%	1.8%
Expected long-term return on plan assets	3.5%	3.5%
Rate of compensation increase	1.3%	1.3%
The discount rate reflects the market rate on December 31 of the prior year for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. The rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. The Company periodically updates the mortality assumptions used to estimate the projected benefit obligation.
Included in accumulated other comprehensive loss as of December 31, 2020 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $3.1 million ($2.4 million, net of tax) and unrecognized actuarial losses of $32.5 million ($25.4 million, net of tax). The unrecognized actuarial losses and prior service credits, net, are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2020. The amounts included in accumulated comprehensive loss and expected to be recognized in net periodic pension costs during the year ending December 31, 2021 is a prior service credit of $0.3 million ($0.2 million, net of tax) and an actuarial loss of $1.1 million ($0.9 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2021.
Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans and is based primarily on contractual earnings rates included in existing insurance contracts as well as on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 2.8% and 5.8% in 2020 and 2019, with a weighted average rate of return assumption of 3.5% in 2020 and 2019.
Plan Assets
Plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan.
The Company has some investments that are valued using Net Asset Value (“NAV”) as a practical expedient. In addition, some of the investments valued using NAV as a practical expedient may only allow redemption monthly, quarterly, semiannually or annually and require up to 90 days prior written notice. These investments valued using NAV primarily consist of mutual funds which allow the Company to diversify the portfolio.

The fair values of the Company’s pension plan assets as of December 31, 2020, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$0.3	$—	$—	$0.3
Insurance contracts	—	—	78.8	78.8
Total	$0.3	$—	$78.8	$79.1
Investments measured at NAV (a):
Mutual funds				26.6
Total assets at fair value				$105.7
______________
(a)The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2020 (in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases/(Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$82.7	$10.1	$(14.0)	$—	$78.8

The fair values of the Company’s pension plan assets as of December 31, 2019, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$0.3	$—	$—	$0.3
Insurance contracts	—	—	82.7	82.7
Total	$0.3	$—	$82.7	$83.0
Investments measured at NAV (a):
Mutual funds				24.3
Total assets at fair value				$107.3
______________
(a)The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
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

Expected Contributions
During 2020, the Company contributed $8.3 million to its defined benefit pension plans. During 2021, the Company’s cash contribution requirements for its defined benefit pension plans are expected to be approximately $7.9 million.
The following sets forth benefit payments, which reflect expected future service, as appropriate, at December 31, 2020, are expected to be paid by the plans in the periods indicated ($ in millions):

2021	$8.5
2022	$7.8
2023	$7.2
2024	$6.9
2025	$6.9
2026 - 2030	$32.3
Other Matters
Employees not covered by defined benefit plans are generally covered by defined contribution plans, which provide for Company funding based on a percentage of compensation. The Company provides eligible employees the opportunity to participate in defined contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Employees may contribute to various investment alternatives. In most of these plans, the Company matches a portion of the employees’ contributions. The Company’s contributions to these plans amounted to $11.1 million, $19.5 million and $19.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company’s expense for multiemployer pension plans totaled $8.2 million, $6.1 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 13. COMMITMENTS
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

	2020	2019
Balance, January 1	$9.6	$9.7
Accruals for warranties issued during the year	22.5	18.1
Settlements made	(18.3)	(18.1)
Effect of foreign currency translation	0.3	(0.1)
Balance, December 31	$14.1	$9.6

NOTE 14. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible it is disclosed if deemed material and if such loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for certain incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. The Company has determined that the liabilities associated with certain legal contingencies are probable and can be reasonably estimated and has accrued $40.6 million and $86.6 million as of December 31, 2020 and 2019, respectively, which are included in accrued liabilities in the Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal matter and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's balance sheet, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

On October 6, 2015, Professor Nitzan Bichacho, Dr. Ophir Fromovich, Dr. Ben-Zion Karmon and Dr. Yuval Yaacoby (collectively, “Claimants”) initiated arbitration against Nobel Biocare Services AG (“Nobel”) in the International Court of Arbitration of the International Chamber of Commerce in Zurich, Switzerland, seeking damages for alleged breaches by Nobel of a 2005 patent transfer and consultancy agreement between the parties and Nobel’s alleged underpayment of royalties related thereto. Claimants’ Request for Arbitration alleged damages of $30 million and Claimants presented arguments that suggested that they were seeking damages in excess of that amount. The Company previously recognized a loss reserve for its best estimate in the range of probable damages related to this matter. The arbitral tribunal bifurcated proceedings into a liability phase and a damages phase. Following a hearing, in February 2019 the tribunal issued a partial award with respect to the liability claims, finding for Claimants in part and for Nobel in part, while reserving a decision on certain key issues until the damages phase of the proceedings. From late June to early July 2020, the arbitral tribunal conducted another hearing related to certain open liability issues. In the fourth quarter of 2020, the parties to the arbitration resolved all claims for an amount within the previously-accrued loss reserve.

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

The Company is subject to various environmental laws and regulations both within and outside of the United States. The operations of the Company involve the use of substances regulated under environmental laws, primarily in manufacturing processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws or potential enforcement actions by regulatory agencies, management believes that such compliance or potential enforcement actions will not have a material impact on the Company’s financial position, results of operations, or liquidity.

As of December 31, 2020, the Company, had $68.1 million of guarantees consisting primarily of outstanding standby letters of credit and bank guarantees. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.

NOTE 15. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows ($ in millions):

	December 31, 2020	December 31, 2019
Senior term loan facility due 2022 ($650.0 aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $1.9 and $1.3, respectively	$648.1	$648.7
Senior euro term loan facility due 2022 (€600.0 million aggregate principal amount) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $1.3 and $0.9, respectively	731.6	672.0
Convertible senior notes due 2025 ($517.5 aggregate principal amount), net of deferred debt issuance costs of $10.8 and unamortized discount of $95.6	411.1	—
Other	3.7	4.2
Total debt	1,794.5	1,324.9
Less: current portion	(886.8)	(3.9)
Long-term debt	$907.7	$1,321.0
Unamortized debt issuance costs and discount totaled $109.6 million and $2.2 million as of December 31, 2020 and 2019, respectively, which have been netted against their respective aggregate principal amounts of the related debt in the table above, and are being amortized to interest expense over the term of the respective debt.
Long-Term Indebtedness
2019 Credit Agreement
On September 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which Envista borrowed approximately $1.3 billion, consisting of the three-year $650.0 million Term Loan Facility and the three-year €600.0 million Euro Term Loan Facility (together with the Term Loan Facility, the “Term Loans”). The Credit Agreement also includes the five-year, $250.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loans, the “Senior Credit Facilities”). Pursuant to the Separation Agreement, all of the net proceeds of the Term Loans were paid to Danaher as partial consideration for the Dental business Danaher transferred to Envista, as further discussed in Note 1.
The Revolving Credit Facility includes an initial aggregate principal amount of $250.0 million with a $20.0 million sublimit for the issuance of standby letters of credit. The Company has the option to increase the amount available under the Revolving Credit Facility, subject to agreement by the lenders, by up to an additional $200.0 million in the aggregate. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of December 31, 2020 and 2019, there were no borrowings outstanding under the Revolving Credit Facility.

Under the Senior Credit Facilities, borrowings bear interest as follows: (1) Eurocurrency Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the London inter-bank offered (“LIBOR”) rate plus a margin of between 0.785% and 1.625%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of the immediately preceding fiscal quarter; and (2) Base Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time and (iii) the Eurocurrency Rate (as defined in the Credit Agreement) plus 1.0%, plus (b) a margin of between 0.00% and 0.625%, depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter. In no event will Eurocurrency Rate Loans or Base Rate Loans bear interest at a rate lower than 0.0%. In addition, the Company is required to pay a per annum facility fee of between 0.09% and 0.225% depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and based on the aggregate commitments under the Revolving Credit Facility, whether drawn or not.
The interest rates for borrowings under the Term Loan Facility were 4.25% and 3.53% as of December 31, 2020 and 2019, respectively. The interest rates for borrowings under the Euro Term Loan Facility were 3.33% and 1.20% as of December 31, 2020 and 2019, respectively. Interest is payable quarterly for the Term Loans. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 10. The Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.00 to 1.00. The Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of December 31, 2020.
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

On February 9, 2021, the Company entered into an additional amendment to its Credit Agreement that substantially reinstated the original terms of its Credit Agreement effective February 9, 2021. In conjunction with this amendment, the Company repaid $472.0 million of its Euro Term Loan Facility, which was classified as short-term debt as of December 31, 2020 and submitted a quarterly compliance certificate as of December 31, 2020, which took into consideration the repayment of $472.0 million related to the Euro Term Loan. As a result, the Company was in compliance with the debt covenants as outlined under the original terms of the Credit Agreement as of February 9, 2021.

Convertible Senior Notes (the “Notes”)

On May 21, 2020, the Company issued the Notes due on June 1, 2025, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $67.5 million principal amount of the Notes, was $517.5 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $502.6 million. The Company used part of the net proceeds to pay for the capped call transactions (“Capped Calls”) as further described below. The Notes accrue interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes have an initial conversion rate of 47.5862 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $21.01 per share of the Company’s common stock and is subject to adjustment upon the occurrence of specified events. The Notes are governed by an indenture dated as of May 21, 2020 (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Company’s current intent and policy is to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of December 31, 2020, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended December 31, 2020, which satisfies one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

The Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130.0% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

Year Ended
December 31, 2020
Contractual interest expense	$7.5
Amortization of debt issuance costs	1.0
Amortization of debt discount	11.0
Total interest expense	$19.5

For the year ended December 31, 2020, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 7.3% to interest expense over the term of the Notes.

As of December 31, 2020, the fair value of the Notes was $902.7 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 31, 2020. The Notes are considered as Level 2 of the fair value hierarchy.

As of December 31, 2020, the if-converted value of the Notes exceeded the outstanding principal amount by $313.1 million.

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

The Company’s contractual minimum principal payments for the next five years are as follows ($ in millions):

2021	$3.7
2022	1,382.9
2023	—
2024	—
2025	517.5
Total	$1,904.1

The maturities in the table above represent the contractual minimum principal payments as of December 31, 2020. However, the Company classified $472.0 million of its Euro Term Loan Facility as short-term debt as noted above due to the payment in connection with the amendment to its Credit Agreement effective February 9, 2021. As of December 31, 2020, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended December 31, 2020, which satisfies one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

NOTE 16. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Capital Stock
Under the Company’s amended and restated certificate of incorporation, as of September 20, 2019, the Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.01 per share and 15.0 million shares of preferred stock with no par value per share. On September 17, 2019, the Company issued shares of the Company’s common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company, which, together with the 100 shares of the Company’s common stock previously held by Danaher resulted in Danaher owning 127.9 million shares of the Company’s common stock. On September 20, 2019, the Company completed its IPO resulting in the issuance of an additional 30.8 million shares of its common stock. No preferred shares were issued or outstanding as of December 31, 2020 and 2019.
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
The following table summarizes the Company’s stock activity (shares in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Common stock - shares issued:
Balance, beginning of period	158.7	—
Shares issued to Danaher	—	127.9
Issuance of common stock	1.5	30.8
Balance, end of period	160.2	158.7
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

The Company adopted the 2019 Omnibus Incentive Plan (the “Stock Plan”) that became effective upon the Separation. The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, restricted stock awards and performance stock awards (collectively, “Stock Awards”) and stock options. A total of 21.0 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan. Under the Stock Plan, stock-based grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options and Stock Awards generally vest over a period of five years and expire ten years after the date of grant.
RSUs issued under the Stock Plan provide for the issuance of a share of Company’s common stock at no cost to the holder. The RSUs that have been granted to employees under the Stock Plan provide for time-based vesting, generally over a five-year period. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.
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
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2020	2019	2018
Risk-free interest rate	0.4 – 1.2%	1.7 – 2.6%	2.6 – 3.1%
Weighted average volatility	25.3%	21.1%	21.4%
Dividend yield	—%	0.5%	0.6%
Expected years until exercise	6.0	5.0 – 8.0	5.0 – 8.0
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
The amount of stock-based compensation expense recognized during a period is also based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated an annual forfeiture rate of 6.0% for the years ended December 31, 2020, 2019 and 2018.
The following summarizes the components of the Company’s stock-based compensation expense under the Stock Plan and Danaher’s stock plans for the years ended December 31 ($ in millions):

	2020	2019	2018

RSUs/PSUs	$13.5	$11.2	$8.2
Stock options	9.1	7.2	5.1
Total stock-based compensation expense	$22.6	$18.4	$13.3
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Statements of Income. As of December 31, 2020, $43.2 million of total unrecognized compensation cost related to stock options and RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes the Company’s option activity under the Company’s and Danaher’s stock plans (in millions; except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	1.7	$63.95
Granted	0.5	$99.41
Exercised	(0.3)	$48.25
Cancelled/forfeited	(0.2)	$78.61
Outstanding as of December 31, 2018	1.7	$75.43
Granted	0.8
Exercised	(0.5)
Cancelled/forfeited	(0.1)
Conversion impact (1)	6.1
Outstanding as of December 31, 2019	8.0	$17.81
Granted	2.2	$26.14
Exercised	(1.0)	$14.01
Cancelled/forfeited	(1.1)	$21.17
Outstanding as of December 31, 2020	8.1	$20.08	7.3	$109.9
Vested and expected to vest as of December 31, 2020	7.6	$19.85	7.2	$105.4
Vested as of December 31, 2020	2.4	$15.33	5.4	$44.0
______________
(1)The “Conversion impact” represents the additional stock options issued by Envista as a result of the Separation by applying the “concentration method” to convert employee options based on the ratio of the fair value of Danaher and Envista common stock calculated using the closing prices on December 17, 2019.
The weighted average exercise price of stock options granted, exercised and cancelled/forfeited is not included in the table above for the full year ended December 31, 2019 as activity during this period included the conversion impact. The weighted average exercise price of Envista stock options granted from the IPO through December 31, 2019 was $22.34. There were no Envista options exercised or cancelled/forfeited from the IPO through December 31, 2019.
Options outstanding as of December 31, 2020 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$7.07 to 12.54	0.4	$9.66	2.4	0.4	$9.66
$12.55 to 16.51	2.1	$14.63	5.5	1.3	$14.24
$16.52 to 21.76	3.1	$20.34	7.7	0.6	$20.20
$21.77 to $26.50	2.3	$25.69	9.1	—	$—
$26.51 to 29.12	0.2	$27.23	8.6	—	$—
The intrinsic value of stock options is calculated as the amount by which the market price of the Company’s stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $12 million, $39 million and $19 million, respectively. The exercise of options during the year ended December 31, 2020, resulted in cash receipts of $14 million. The exercise of stock options during the years ended December 31, 2019 and 2018 resulted in cash receipts of $30 million and $14 million, respectively, which were related to Danaher equity awards and therefore the proceeds were retained by Danaher.

The following summarizes information on unvested RSUs and PSUs activity (in millions; except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	0.4	$65.88
Granted	0.2	$98.26
Vested	(0.1)	$65.81
Forfeited	(0.1)	$77.38
Unvested at December 31, 2018	0.4	$79.21
Granted	0.4
Vested	(0.1)
Forfeited	(0.1)
Conversion impact (1)	1.5
Unvested at December 31, 2019	2.1	$19.60
Granted	0.7	$25.76
Vested	(0.5)	$17.87
Forfeited	(0.4)	$20.98
Unvested at December 31, 2020	1.9	$22.01
______________
(1)The “Conversion impact” represents the additional RSUs issued by Envista as a result of the Separation by applying the “concentration method” to convert RSUs and PSUs based on the ratio of the fair value of Danaher and Envista common stock calculated using the closing prices on December 17, 2019.
The weighted average grant-date fair value of Stock Awards granted, vested and cancelled/forfeited is not included in the table above for the full year ended December 31, 2019 as activity during this period included the conversion impact. The weighted average grant date fair value of Stock Awards granted from the IPO through December 31, 2019 was $24.91. There were no Envista Stock Awards that vested or were cancelled/forfeited from the IPO through December 31, 2019.
The Company recognizes tax benefits for stock compensation in certain jurisdictions, primarily the United States, where tax deductions are based on market value at exercise or release and may exceed the grant-date value. The Company realized such tax benefits of $1 million, $5 million and $3 million in 2020, 2019 and 2018, respectively, related to the exercise of stock options and $1 million in each of the years ended December 31, 2020, 2019 and 2018, respectively, related to the vesting and release of RSUs and PSUs. For all periods presented, the tax benefits were included as a component of income tax expense and as an operating cash inflow in the accompanying Consolidated and Combined Financial Statements. For periods prior to the Separation, the cash savings generated from the tax benefits were recorded as an increase to Former Parent investment, net.
In connection with the exercise of certain stock options and the vesting of RSUs, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2020, 171.6 thousand shares with an aggregate value of $5 million were withheld to satisfy the requirement. During the year ended December 31, 2019, 31 thousand shares with an aggregate value of $4 million were withheld to satisfy the requirement.

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2017	10.9	—	(10.3)	0.6
Adoption of accounting standards	—	—	(0.2)	(0.2)
Balance, January 1, 2018	10.9	—	(10.5)	0.4
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(85.2)	—	10.2	(75.0)
Income tax impact	—	—	(3.0)	(3.0)
Other comprehensive (loss) income before reclassifications, net of income taxes	(85.2)	—	7.2	(78.0)
Amounts reclassified from accumulated other comprehensive (loss) income:
Decrease	—	—	(0.9)	(0.9)
Income tax impact	—	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	—	(0.6)	(0.6)
Net current period other comprehensive (loss) income, net of income taxes	(85.2)	—	6.6	(78.6)
Balance, December 31, 2018	(74.3)	—	(3.9)	(78.2)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(46.6)	0.1	(31.9)	(78.4)
Income tax impact	4.5	—	7.4	11.9
Other comprehensive (loss) income before reclassifications, net of income taxes	(42.1)	0.1	(24.5)	(66.5)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.6	0.6
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.5	0.5
Net current period other comprehensive (loss) income, net of income taxes	(42.1)	0.1	(24.0)	(66.0)
Balance, December 31, 2019	$(116.4)	$0.1	$(27.9)	$(144.2)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	26.0	(8.4)	3.9	21.5
Income tax impact	27.9	2.0	(1.1)	28.8
Other comprehensive income (loss) before reclassifications, net of income taxes	53.9	(6.4)	2.8	50.3
Amounts reclassified from accumulated other comprehensive (loss) income:
Increase	—	—	2.9	2.9
Income tax impact	—	—	(0.8)	(0.8)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	—	2.1	2.1
Net current period other comprehensive income (loss), net of income taxes	53.9	(6.4)	4.9	52.4
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)

NOTE 18. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2020 and 2019 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company defines emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Specialty Products & Technologies	Equipment & Consumables	Total
Year ended December 31, 2020
Geographical region:
North America	$503.3	$594.3	$1,097.6
Western Europe	259.2	253.1	512.3
Other developed markets	85.4	74.2	159.6
Emerging markets	269.4	243.1	512.5
Total	$1,117.3	$1,164.7	$2,282.0

Year ended December 31, 2019
Geographical region:
North America	$602.7	$714.9	$1,317.6
Western Europe	315.6	288.1	603.7
Other developed markets	92.8	81.5	174.3
Emerging markets	331.6	324.4	656.0
Total	$1,342.7	$1,408.9	$2,751.6
Sales by Major Product Group:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Consumables	$1,594.1	$1,869.9	$1,914.8
Equipment	687.9	881.7	929.7
Total	$2,282.0	$2,751.6	$2,844.5
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
As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $22.4 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2020 and 2019, the contract liabilities were $53.4 million and $57.0 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the year ended December 31, 2020 is primarily as a result of revenue recognized during the period that was included in the contract liability balance at December 31, 2019, partially offset by cash payments received in advance of satisfying performance obligations. The decrease in the contract liability balance during the year ended December 31, 2019 is primarily as a result of revenue recognized during the period that was included in the contract liability balance at the date of adoption, partially offset by cash payments received in advance of satisfying performance obligations. Revenue recognized during the year ended December 31, 2020 that was included in the contract liability balance at December 31, 2019 was $48.1 million. Revenue recognized during the year ended December 31, 2019 that was included in the contract liability balance at December 31, 2018 was $52.5 million. Revenue recognized during the year ended December 31, 2018 that was included in the contract liability balance at the date of adoption was $60.3 million.
Significant Customers
Sales to the Company’s largest customer were 11%, 12% and 14% of sales in the years ended December 31, 2020, 2019 and 2018, respectively. No other individual customer accounted for more than 10% of sales in 2020, 2019 or 2018.

NOTE 19. RESTRUCTURING ACTIVITIES AND RELATED IMPAIRMENTS
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
The Company initiated restructuring related activities during the three years ended December 31, 2020. The related liability, which is included in accrued liabilities in the Consolidated Balance Sheets is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2017	$19.9	$0.1	$20.0
Costs incurred	21.7	2.0	23.7
Paid/settled	(31.3)	(1.0)	(32.3)
Balance, December 31, 2018	$10.3	$1.1	$11.4
Costs incurred	12.9	0.1	13.0
Paid/settled	(17.6)	(1.2)	(18.8)
Balance, December 31, 2019	5.6	—	5.6
Costs incurred	78.3	11.0	89.3
Paid/settled	(53.4)	(5.6)	(59.0)
Balance, December 31, 2020	$30.5	$5.4	$35.9
Restructuring related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2020	2019	2018
Specialty Products & Technologies	$43.8	$6.5	$10.2
Equipment & Consumables	85.6	6.5	13.5
Other	6.0	—	—
Total	$135.4	$13.0	$23.7

The restructuring related charges incurred during the years ended December 31 are reflected in the following captions in the accompanying Consolidated and Combined Statements of Income ($ in millions):

	2020	2019	2018
Cost of sales	$44.9	$3.0	$7.8
Selling, general and administrative expenses	90.5	10.0	15.9
Total	$135.4	$13.0	$23.7
Impairments

During the year ended December 31, 2020, the Company made the decision to exit a portion of its treatment unit business, which is part of the Equipment & Consumables segment, as part of its strategy to restructure its portfolio and improve its cost structure. In connection with the planned exit, the Company recognized a non-cash loss of $19.3 million. The majority of this loss included $9.2 million related to the impairment of certain intangible assets, which is included in selling, general and administrative expenses and $9.0 million of inventory write-offs, which is included in cost of sales.

The Company also initiated other restructuring related activities to restructure its portfolio and improve its cost structure and recognized a non-cash loss of $26.8 million related primarily to long-lived assets, including intangible assets, which is substantially included in selling, general and administrative expenses.

NOTE 20. INCOME TAXES
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
Income before income taxes for the years ended December 31 were as follows ($ in millions):

	2020	2019	2018
United States	$(91.3)	$109.9	$201.8
International	61.2	165.6	99.3
Total	$(30.1)	$275.5	$301.1
The (benefit) provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2020	2019	2018
Current:
Federal U.S.	$8.2	$20.0	$34.9
Non-U.S.	20.1	41.3	26.0
State and local	(0.3)	5.5	7.8
Deferred:
Federal U.S.	(13.6)	0.2	4.9
Non-U.S.	(73.5)	(9.2)	(4.3)
State and local	(4.3)	0.1	1.1
Income tax provision	$(63.4)	$57.9	$70.4

Deferred tax assets and deferred tax liabilities are classified as long-term and are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Significant components of deferred tax assets and liabilities as of December 31 were as follows ($ in millions):

	2020	2019
Deferred tax assets:
Inventories	$17.5	$17.9
Pension benefits	13.3	19.2
Other accruals and prepayments	51.0	41.5
Lease liabilities	45.4	51.1
Stock-based compensation expense	6.0	3.0
Unrealized gains and losses	30.9	4.5
Tax credit and loss carryforwards	159.5	152.0
Valuation allowances	(126.0)	(119.1)
Total deferred tax asset	197.6	170.1
Deferred tax liabilities:
Property, plant and equipment	(14.5)	(8.3)
Interest expense	(2.3)	—
Right-of-use assets	(40.6)	(48.2)
Goodwill and other intangible assets	(278.0)	(339.0)
Total deferred tax liability	(335.4)	(395.5)
Net deferred tax liability	$(137.8)	$(225.4)
Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of $122.5 million and $147.8 million as of December 31, 2020 and 2019, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $15.3 million and $77.4 million as of December 31, 2020 and 2019, respectively.

The Company’s intent is to permanently reinvest substantially all funds outside of the United States and current plans do not demonstrate a need to repatriate the cash to fund U.S. operations. However, if these funds were repatriated, they would likely not be subject to United States federal income tax under the previously taxed income or the dividend exemption rules. The Company would likely be required to accrue and pay United States state and local taxes and withholding taxes payable to various countries. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.

The 2020 decrease in the deferred tax liability for goodwill and other intangible assets included a one-time income tax benefit of approximately $59.1 million related primarily to the recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of the Company’s Switzerland assets. The benefit was offset by a related increase of $7.4 million in valuation allowance against the Company’s Swiss net operating losses that will be displaced by amortization of the step-up deferred tax asset.

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

Transition Tax

The TCJA required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The Company recorded a provisional amount for its transitional tax liability and income tax expense of $36.0 million as of December 31, 2017. Subsequent adjustments in 2018 and 2019 were not material.

The TCJA imposes tax on U.S. stockholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company is required to make an accounting policy election of either: (1) treating taxes due on future amounts included in the U.S. taxable income related to GILTI as a current period tax expense when incurred (“the period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred tax its deferred tax expense (the “deferred method”). In 2018, the Company elected the period cost method for its accounting for GILTI.
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Income
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	11.3	1.4	2.5
Impact of foreign operations	61.1	(0.1)	1.7
Foreign-Derived Intangible Income (“FDII”)	—	(1.1)	(0.9)
Subpart F and GILTI, net of foreign tax credits	(48.3)	2.0	0.1
Change in uncertain tax positions	2.3	0.6	(0.9)
Research and experimentation credits and other	(5.1)	(0.5)	1.0
Excess tax benefit from stock-based compensation	7.7	(2.3)	(1.1)
Impact of step-up of Swiss assets	160.6	—	—
Effective income tax rate	210.6%	21.0%	23.4%
The Company’s effective tax rate for each of 2020 and 2018 differs from the U.S. federal statutory rate of 21.0% primarily due to its earnings outside of the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. In addition:
•The effective tax rate of 210.6% in 2020 includes 1,606 basis points of net tax benefits primarily related to the Swiss step-up impact on deferred taxes, the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by increases for changes in estimates associated with prior period uncertain tax positions and a valuation allowance on losses attributable to certain foreign jurisdictions.

•The effective tax rate of 21.0% in 2019 includes 240 basis points of net tax benefits primarily related to the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by increases for changes in estimates associated with prior period uncertain tax positions and a valuation allowance on losses attributable to certain foreign jurisdictions.

•The effective tax rate of 23.4% in 2018 includes 60 basis points of net tax benefits primarily related to the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by increases in net reserves from audit settlements.

The Company realized tax benefits of $4.4 million, $8.4 million, and $5.1 million in 2020, 2019 and 2018 respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $2.3 million, $6.2 million and $3.3 million in 2020, 2019 and 2018, respectively. As required by ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), the excess tax benefits for the years ended December 31, 2020, 2019 and 2018 have been included in the provision for income taxes and increased the effective tax rate for 2020 by 770 basis points and decreased the effective tax rates for 2019 and 2018 by 230 and 110 basis points, respectively.
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Included in deferred income taxes as of December 31, 2020 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $159.5 million ($117.5 million of which the Company does not expect to realize and has corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2021 through 2040.
As of December 31, 2020, gross unrecognized tax benefits totaled $7.1 million ($9.0 million, including $1.9 million associated with potential interest and penalties). As of December 31, 2019, gross unrecognized tax benefits totaled $9.1 million ($10.9 million, including $1.8 million associated with potential interest and penalties). The Company recognized $0.0 million, $0.6 million and $0.5 million in potential interest and penalties associated with uncertain tax positions during 2020, 2019 and 2018, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, the tax expense in future periods would be reduced by $9.0 million based upon the tax positions as of December 31, 2020. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated and Combined Statements of Income. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 9.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2020	2019	2018
Unrecognized tax benefits, beginning of year	$9.1	$27.2	$37.4
Additions based on tax positions related to the current year	0.3	0.5	0.7
Additions for tax positions of prior years	0.3	3.1	1.7
Reductions for tax positions of prior years	(1.7)	(1.5)	—
Split-Off related adjustments [a]	—	(18.1)	—
Lapse of statute of limitations	(1.0)	(1.8)	(5.6)
Settlements	—	(0.4)	(5.9)
Effect of foreign currency translation	0.1	0.1	(1.1)
Unrecognized tax benefits, end of year	$7.1	$9.1	$27.2
[a] Unrecognized tax benefits were reduced by $18.1 million in 2019 related to positions taken prior to the Split-Off for which Danaher, as the Company’s Former Parent, is the primary obligor and is responsible for settlement and payment of any resulting tax obligation.

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

Pursuant to U.S. tax law, the Company filed its initial U.S. federal income tax return for the 2019 short tax year with the IRS during 2020. Therefore, the IRS has not yet begun an examination of the Company’s initial U.S. federal income tax return. The Company’s operations in certain U.S. states and foreign jurisdictions remain subject to routine examination for tax years beginning with 2009.
The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $2.8 million within twelve months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations.
The Company operates in various non-U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specific period. These tax benefits are not material to the Company’s financial statements.

NOTE 21.  EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company’s current intent and policy is to settle all Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion, the Notes do not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of basic and diluted EPS below for the dilutive impact of the Notes for the year ended December 31, 2020.

In connection with the offering of the Notes, the Company entered into Capped Calls (see further discussion in Note 15), which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion of the Notes. However, this impact is not included when calculating potentially dilutive shares since their effect is anti-dilutive. The Capped Calls will mitigate dilution from the conversion of the Notes up to the Company’s common stock price of $23.79. If the Notes are converted at a price higher than $23.79 per share, the Capped Calls will no longer mitigate dilution from the conversion of the Notes.

The Company’s issuance of shares of its common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company on September 17, 2019, together with the 100 shares of the Company’s common stock previously held by Danaher, resulted in 127.9 million shares of the Company’s common stock being held by Danaher, which are being utilized for the calculation of both basic and diluted EPS for the year ended December 31, 2018. In connection with the IPO, an additional 30.8 million shares were issued on September 20, 2019.

For periods prior to the Separation, the Company’s stock-based compensation expense includes expense for Danaher equity awards granted to certain of the Company’s employees. As these equity awards related to Danaher common stock, rather than common stock of the Company, the calculation of diluted EPS does not include the potential dilutive impact of these equity awards for periods prior to the Split-Off. At the time of the Split-Off, the equity awards held by certain employees to purchase Danaher shares were converted into equity awards to purchase the Company’s shares and the converted equity awards have been included in the Company’s calculation of diluted EPS. Refer to Note 16 for additional information.

The table below presents the computation of basic and diluted EPS:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Numerator:
Net income	$33.3	$217.6	$230.7

Denominator:
Weighted-average common shares outstanding used in basic EPS	159.6	136.2	127.9
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	2.2	0.2	—
Assumed conversion of the Notes	2.3	—	—
Weighted average common shares outstanding used in diluted EPS	164.1	136.4	127.9

Earnings per share:
Basic	$0.21	$1.60	$1.80
Diluted	$0.20	$1.60	$1.80

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Stock-based awards	4.1	0.3	—
Total	4.1	0.3	—

NOTE 22. SEGMENT INFORMATION
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

Detailed segment data as of and for the years ended December 31 is as follows ($ in millions):

	2020	2019	2018
Sales:
Specialty Products & Technologies	$1,117.3	$1,342.7	$1,369.8
Equipment & Consumables	1,164.7	1,408.9	1,474.7
Total	$2,282.0	$2,751.6	$2,844.5

Operating profit and reconciliation to (loss) income before taxes:
Specialty Products & Technologies	$72.7	$227.7	$241.3
Equipment & Consumables	38.2	105.8	120.5
Other	(77.6)	(56.0)	(63.4)
Operating profit	33.3	277.5	298.4
Nonoperating (expense) income:
Other (expense) income	(0.9)	1.5	2.7
Interest expense, net	(62.5)	(3.5)	—
(Loss) income before taxes	$(30.1)	$275.5	$301.1

Identifiable assets:
Specialty Products & Technologies	$3,773.3	$3,662.5	$3,539.1
Equipment & Consumables	2,178.2	2,256.6	2,294.1
Other	924.5	239.2	8.4
Total	$6,876.0	$6,158.3	$5,841.6

Depreciation and amortization:
Specialty Products & Technologies	$80.6	$75.4	$76.9
Equipment & Consumables	49.6	51.4	51.9
Other	2.4	1.7	1.2
Total	$132.6	$128.5	$130.0

Capital expenditures, gross:
Specialty Products & Technologies	$36.4	$51.5	$42.2
Equipment & Consumables	9.6	19.5	26.9
Other	1.7	6.8	3.1
Total	$47.7	$77.8	$72.2

Operations in Geographical Areas:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Sales:
United States	$1,012.9	$1,210.6	$1,240.5
China	215.6	212.8	187.9
Germany	144.6	151.3	164.7
All other (each country individually less than 5% of total sales)	908.9	1,176.9	1,251.4
Total	$2,282.0	$2,751.6	$2,844.5

Property, plant and equipment, net:
United States	$167.2	$160.1	$144.1
Sweden	47.2	36.2	20.0
Germany	24.1	25.4	29.1
Switzerland	13.3	14.2	15.9
All other (each country individually less than 5% of total long-lived assets)	51.2	54.4	52.5
Total	$303.0	$290.3	$261.6

NOTE 23. RELATED-PARTY TRANSACTIONS
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
In accordance with the Transition Services Agreement, the Company made payments of approximately $17.0 million to Danaher during the year ended December 31, 2019 for various services provided.
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
After the Separation there were no related-party expenses allocated to the Company. The amounts of related-party expenses allocated to the Company from Danaher for the years ended December 31, 2019 and 2018, were as follows ($ in millions):

	2019	2018
Allocated corporate expenses	$23.2	$31.5
Directly related charges:
Insurance programs expenses	2.7	3.9
Medical insurance programs expenses	47.6	52.2
Deferred compensation program expenses	0.7	1.1
Total related-party expenses	$74.2	$88.7

Revenue and other transactions entered into in the ordinary course of business
Certain of the Company’s revenue arrangements relate to contracts entered into in the ordinary course of business with Danaher and Danaher affiliates. The amount of related-party revenue was not significant for any of the years ended December 31, 2019 and 2018.
IPO

In connection with the IPO, Danaher incurred $6.8 million in fees and expenses on the Company’s behalf.

NOTE 24. SELECTED QUARTERLY INFORMATION (UNAUDITED)
The Company’s fiscal year ends on December 31. Due to the fixed year end date of December 31, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. The first three quarters end on a Friday.

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020:
Sales	$547.2	$362.0	$640.5	$732.3
Gross profit	$278.4	$150.5	$340.7	$388.5
Net income	$(17.2)	$(93.5)	$35.6	$108.4
Net earnings per share:
Basic	$(0.11)	$(0.59)	$0.22	$0.68	*
Diluted	$(0.11)	$(0.59)	$0.22	$0.64	*

2019:
Sales	$659.7	$712.1	$659.3	$720.5
Gross profit	$363.1	$393.6	$367.0	$389.4
Net income	$37.9	$61.5	$62.1	$56.1
Net earnings per share:
Basic	$0.30	$0.48	$0.48	$0.35	*
Diluted	$0.30	$0.48	$0.48	$0.35	*
* Earnings per share is computed independently for each of the periods presented. The sum of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding or due to net losses in the first and second quarters of 2020, which exclude the dilutive impact of stock-based awards for those quarters.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2020 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Envista Holdings Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 130 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

ENVISTA HOLDINGS CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE:

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	134

EXHIBIT INDEX

Exhibit Number	Description
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
4.3
Indenture, dated as of May 21, 2020, between Envista Holdings Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2020, Commission File No. 001-39054)

4.4	Form of certificate representing the 2.375% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.3)
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

10.9	Amendment No. 2 to Credit Agreement, dated as of May 19, 2020, by and among Envista Holdings Corporation and Bank of America, N.A., as Administrative Agent
10.10
Amendment No. 3 to Credit Agreement, dated as of February 9, 2021, by and among Envista Holdings Corporation, each Guarantor party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 10, 2021, Commission File No. 001-39054)

10.11*
Envista Holdings Corporation Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 5, 2020, Commission File No. 001-39054)

10.12*
Envista Holdings Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.13*
Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-233810) filed on September 17, 2019)

10.14*	Form of Envista Holdings Corporation Stock Option Agreement
10.15*	Form of Envista Holdings Corporation Restricted Stock Unit Form of Envista Holdings Corporation Restricted Stock Unit Agreement
10.16*
Form of Envista Holdings Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(a)

10.17*
Form of Envista Holdings Corporation Agreement Regarding Solicitation and Protection of Proprietary Interests (California) (incorporated by reference to Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(b)

10.18*
Form of Envista Holdings Corporation Stock Option Agreement for Independent Directors (incorporated by reference to Exhibit 10.17 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.19*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement for Independent Directors (incorporated by reference to Exhibit 10.18 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.20*
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

10.28	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2020, Commission File No. 001-39054)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (c)
101.SCH	XBRL Taxonomy Extension Schema Document (c)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (c)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (c)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (c)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (c)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
(a)    Applies to Messrs. Aghdaei and Bludworth.
(b)    Applies to Messrs. Eriksson and Yu.
(c)    Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated and Combined Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated and Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2021	ENVISTA HOLDINGS CORPORATION
	By:	/s/ Amir Aghdaei
Amir Aghdaei
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amir Aghdaei and Howard H. Yu, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir Aghdaei	President, Chief Executive Officer (Principal Executive Officer) and Director	February 18, 2021
Amir Aghdaei

/s/ Howard H. Yu	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2021
Howard H. Yu

/s/ Kari-Lyn Moore	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2021
Kari-Lyn Moore

/s/ Scott Huennekens	Chairman of the Board	February 18, 2021
Scott Huennekens

/s/ Wendy Carruthers	Director	February 18, 2021
Wendy Carruthers

/s/ Kieran T. Gallahue	Director	February 18, 2021
Kieran T. Gallahue

/s/ Vivek Jain	Director	February 18, 2021
Vivek Jain

/s/ Daniel A. Raskas	Director	February 18, 2021
Daniel A. Raskas

/s/ Gayle Sheppard	Director	February 18, 2021
Gayle Sheppard

/s/ Christine Tsingos	Director	February 18, 2021
Christine Tsingos

ENVISTA HOLDINGS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write Offs, Write Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2020:
Allowances deducted from asset account
Allowance for credit losses	$22.8	$23.0	$0.4	$(9.1)	$37.1
Year ended December 31, 2019:
Allowances deducted from asset account
Allowance for credit losses	$17.9	$9.5	$(0.4)	$(4.2)	$22.8
Year ended December 31, 2018:
Allowances deducted from asset account
Allowance for credit losses	$17.9	$4.7	$(0.7)	$(4.0)	$17.9
______________
(a)Amounts include allowance for credit losses classified as current.