Form 10-Q
period 2021-04-02
Envista Holdings Corp
filed 2021-05-05
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of April 30, 2021, was 160,776,888.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	April 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$441.2	$888.9
Trade accounts receivable, less allowance for credit losses of $34.9 and $37.1, respectively	358.1	361.0
Inventories, net	283.2	266.9
Prepaid expenses and other current assets	80.8	73.7
Total current assets	1,163.3	1,590.5
Property, plant and equipment, net	295.7	303.0
Operating lease right-of-use assets	155.5	165.3
Other long-term assets	127.0	127.3
Goodwill	3,372.8	3,430.7
Other intangible assets, net	1,207.6	1,259.2
Total assets	$6,321.9	$6,876.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$416.4	$886.8
Trade accounts payable	204.6	235.1
Accrued expenses and other liabilities	488.0	530.3
Operating lease liabilities	27.3	32.5
Total current liabilities	1,136.3	1,684.7
Operating lease liabilities	142.5	153.8
Other long-term liabilities	403.6	408.8
Long-term debt	892.2	907.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued or outstanding at April 2, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 161.0 million shares issued and 160.6 million shares outstanding at April 2, 2021; 160.2 million shares issued and 160.0 million outstanding at December 31, 2020	1.6	1.6
Additional paid-in capital	3,691.1	3,684.4
Retained earnings	198.1	126.4
Accumulated other comprehensive loss	(143.9)	(91.8)
Total Envista stockholders’ equity	3,746.9	3,720.6
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	3,747.3	3,721.0
Total liabilities and stockholders’ equity	$6,321.9	$6,876.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended
	April 2, 2021	April 3, 2020
Sales	$709.2	$547.2
Cost of sales	311.9	268.8
Gross profit	397.3	278.4
Operating expenses:
Selling, general and administrative	258.9	268.7
Research and development	30.1	34.7
Operating profit (loss)	108.3	(25.0)
Nonoperating income (expense):
Other income	0.3	0.1
Interest expense, net	(18.0)	(3.3)
Income (loss) before income taxes	90.6	(28.2)
Income tax expense (benefit)	18.9	(11.0)
Net income (loss)	$71.7	$(17.2)
Earnings (loss) per share:
Basic	$0.45	$(0.11)
Diluted	$0.41	$(0.11)
Average common stock and common equivalent shares outstanding:
Basic	160.5	159.2
Diluted	175.9	159.2
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended
	April 2, 2021	April 3, 2020
Net income (loss)	$71.7	$(17.2)
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(53.7)	(37.2)
Cash flow hedge adjustments	1.4	(8.9)
Pension plan adjustments	0.2	0.4
Total other comprehensive loss, net of income taxes	(52.1)	(45.7)
Comprehensive income (loss)	$19.6	$(62.9)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Three Months Ended April 2, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2020	$1.6	$3,684.4	$126.4	$(91.8)	$3,720.6	$0.4
Common stock-based award activity	—	6.7	—	—	6.7	—
Net income	—	—	71.7	—	71.7	—
Other comprehensive loss	—	—	—	(52.1)	(52.1)	—
Balance, April 2, 2021	$1.6	$3,691.1	$198.1	$(143.9)	$3,746.9	$0.4

	Three Months Ended April 3, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2019	$1.6	$3,589.7	$93.1	$(144.2)	$3,540.2	$2.6
Common stock-based award activity	—	6.4	—	—	6.4	—
Net loss	—	—	(17.2)	—	(17.2)	—
Other comprehensive loss	—	—	—	(45.7)	(45.7)	—
Balance, April 3, 2020	$1.6	$3,596.1	$75.9	$(189.9)	$3,483.7	$2.6
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	April 2, 2021	April 3, 2020
Cash flows from operating activities:
Net income (loss)	$71.7	$(17.2)
Noncash items:
Depreciation	10.3	9.5
Amortization	21.0	22.5
Allowance for credit losses	2.9	6.1
Stock-based compensation expense	6.4	6.0
Impairment charges	1.9	—
Amortization of right-of-use assets	7.2	7.8
Amortization of debt discount and issuance costs	6.2	—
Change in trade accounts receivable	(5.1)	66.9
Change in inventories	(20.4)	(36.7)
Change in trade accounts payable	(27.6)	(10.7)
Change in prepaid expenses and other assets	(7.9)	11.4
Change in accrued expenses and other liabilities	(37.9)	(118.8)
Change in operating lease liabilities	(12.1)	(9.1)
Net cash provided by (used in) operating activities	16.6	(62.3)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(41.6)
Payments for additions to property, plant and equipment	(8.3)	(13.6)
All other investing activities	2.8	3.8
Net cash used in investing activities	(5.5)	(51.4)
Cash flows from financing activities:
Payment of debt issuance and other deferred financing costs	(0.4)	—
Proceeds from revolving line of credit	—	249.8
Repayment of borrowings	(475.5)	(0.1)
Proceeds from stock option exercises	5.3	3.3
All other financing activities	1.0	5.5
Net cash (used in) provided by financing activities	(469.6)	258.5
Effect of exchange rate changes on cash and equivalents	10.8	(2.4)
Net change in cash and equivalents	(447.7)	142.4
Beginning balance of cash and equivalents	888.9	211.2
Ending balance of cash and equivalents	$441.2	$353.6

Supplemental data:
Cash paid for interest	$10.5	$2.9
Cash paid for taxes	$5.7	$10.6
ROU assets obtained in exchange for operating lease obligations	$2.6	$0.8
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Separation and Initial Public Offering
Envista Holdings Corporation (together with its subsidiaries, “Envista” or the “Company”) was formed as a wholly-owned subsidiary of Danaher Corporation (“Danaher”). Danaher formed Envista to ultimately acquire, own and operate the Dental business of Danaher. On September 20, 2019, the Company completed an initial public offering (“IPO”) resulting in the issuance of 30.8 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) to the public, which represented 19.4% of the Company’s outstanding common stock, at $22.00 per share, the initial public offering price, for total net proceeds, after deducting underwriting discounts and commissions, of $643.4 million. In connection with the completion of the IPO, through a series of equity and other transactions, Danaher transferred substantially all of its Dental business to the Company. As consideration for the transfer of the Dental business to the Company, the Company paid Danaher approximately $2.0 billion, which included the net proceeds from the IPO and the net proceeds from term debt financing, as further discussed in Note 12, and issued to Danaher 127.9 million shares of the Company’s common stock. The transactions described above related to the transfer of the Dental business are collectively referred to herein as the “Separation.”
On November 15, 2019, Danaher announced an exchange offer whereby Danaher stockholders could exchange all or a portion of Danaher common stock for shares of the Company’s common stock owned by Danaher. The disposition of the Company’s shares was completed on December 18, 2019 and resulted in the full separation of the Company and disposal of Danaher’s entire ownership and voting interest in the Company.

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

Basis of Presentation
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the financial statements. All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of April 2, 2021 and December 31, 2020, and its results of operations for the three month periods ended April 2, 2021 and April 3, 2020 and cash flows for the three month periods ended April 2, 2021 and April 3, 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and accompanying notes for the three years ended December 31, 2020, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 19, 2021.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. During 2020, the Company’s sales and results of operations were most impacted by the COVID-19 pandemic during the first and second quarters with positive signs of recovery during the third and fourth quarters of 2020. During the three months ended April 2, 2021, the Company continued to see positive signs of recovery in certain markets in which it operates, however, certain markets continue to be more adversely impacted than others.

The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. A worsening of the pandemic or impacts of new variants of the virus may lead to temporary closures of dental practices in the future. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a material local and/or global economic slowdown or global recession. Such economic disruption could have a material adverse effect on the Company as the Company’s customers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

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

Accounting Standards Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU was effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance on January 1, 2021, which did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Condensed Consolidated Financial Statements.

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

The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Condensed Consolidated Financial Statements.

NOTE 2. ACQUISITION
On January 21, 2020, the Company acquired all of the shares of Matricel GmbH (“Matricel”) for cash consideration of approximately $43.6 million. Matricel, a German company, is a provider of biomaterials used in dental applications and complements the Company’s Specialty Products & Technologies segment. For the three months ended April 3, 2020, Matricel’s revenue and earnings were not material to the Condensed Consolidated Statements of Operations. Goodwill was not deductible for income tax purposes. The measurement period for adjustments related to the purchase price allocation for this acquisition is complete.

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

The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the business acquired. The pro forma impact of this acquisition is not presented as it was not considered material to the Company's Condensed Consolidated Financial Statements.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2020	$37.1
Foreign currency translation	(0.9)
Provision for credit losses	2.9
Write-offs charged against the allowance	(1.4)
Recoveries	(2.8)
Balance at April 2, 2021	$34.9

NOTE 4. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	April 2, 2021	December 31, 2020
Finished goods	$236.1	$219.0
Work in process	37.1	39.8
Raw materials	96.0	93.7
Reserve for inventory obsolescence	(86.0)	(85.6)
Total	$283.2	$266.9

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	April 2, 2021	December 31, 2020
Land and improvements	$24.3	$24.8
Buildings and improvements	177.7	182.6
Machinery, equipment and other assets	435.8	438.8
Construction in progress	84.0	84.8
Gross property, plant and equipment	721.8	731.0
Less: accumulated depreciation	(426.1)	(428.0)
Property, plant and equipment, net	$295.7	$303.0

NOTE 6. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance, December 31, 2020	$2,099.0	$1,331.7	$3,430.7
Foreign currency translation	(41.8)	(16.1)	(57.9)
Balance, April 2, 2021	$2,057.2	$1,315.6	$3,372.8

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	April 2, 2021		December 31, 2020
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$136.9	$15.6	$161.0	$14.2
Restructuring-related employee severance, benefits and other	21.6	2.7	30.5	—
Pension benefits	8.5	88.8	8.5	91.5
Taxes, income and other	60.5	231.8	48.8	227.5
Contract liabilities	55.7	4.6	48.6	4.8
Sales and product allowances	64.1	0.9	73.8	0.9
Loss contingencies	8.2	33.5	7.4	33.2
Derivative financial instruments	25.7	17.0	42.4	27.8
Other	106.8	8.7	109.3	8.9
Total	$488.0	$403.6	$530.3	$408.8

NOTE 8.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On September 20, 2019, the Company entered into cross-currency swap derivative contracts with respect to its $650.0 million senior unsecured term loan facility. These contracts effectively convert the $650.0 million senior unsecured term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 13. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from June 2021 to September 2022.

The Company also has foreign currency denominated long-term debt in the amount of €208.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Condensed Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss (see Note 13). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2022. Refer to Note 12 for a further discussion of the above loan facilities.
The Company uses interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior unsecured term loans. The interest rate swap contracts exchange interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity (see Note 13). Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2021 to September 2022.

The following table summarizes the notional values as of April 2, 2021 and April 3, 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three months ended April 2, 2021 and April 3, 2020 ($ in millions):

	Notional Amount	Gain Recognized in OCI
Three Months Ended April 2, 2021
Interest rate contracts	$450.0	$1.8
Foreign currency contracts	650.0	25.6
Foreign currency denominated debt	244.7	16.2
Total	$1,344.7	$43.6

	Notional Amount	(Loss) Gain Recognized in OCI
Three Months Ended April 3, 2020
Interest rate contracts	$650.0	$(11.7)
Foreign currency contracts	650.0	37.0
Foreign currency denominated debt	648.7	24.2
Total	$1,948.7	$49.5

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 13, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 13. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three months ended April 2, 2021 and April 3, 2020. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three months ended April 2, 2021 and April 3, 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	April 2, 2021	December 31, 2020
Derivative liabilities:
Accrued expenses and other liabilities	$42.7	$70.2

Nonderivative hedging instruments:
Short-term debt	$—	$472.0
Long-term debt	$244.7	$260.9
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 2, 2021:
Liabilities:
Interest rate swap derivative contracts	$—	$6.5	$—	$6.5
Cross-currency swap derivative contracts	$—	$36.2	$—	$36.2
Deferred compensation plans	$—	$13.5	$—	$13.5

December 31, 2020:
Liabilities:
Interest rate swap derivative contracts	$—	$8.3	$—	$8.3
Cross-currency swap derivative contracts	$—	$61.8	$—	$61.8
Deferred compensation plans	$—	$11.8	$—	$11.8
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	April 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Interest rate swap derivative contracts	$6.5	$6.5	$8.3	$8.3
Cross-currency swap derivative contracts	$36.2	$36.2	$61.8	$61.8
Convertible senior notes due 2025	$416.2	$1,065.3	$411.1	$902.7
Long-term debt	$892.2	$892.2	$907.7	$907.7

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on April 2, 2021 and December 31, 2020. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2020	$14.1
Accruals for warranties issued during the year	5.1
Settlements made	(6.4)
Effect of foreign currency translation	(0.1)
Balance at April 2, 2021	$12.7

NOTE 11. LITIGATION AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, refer to Note 14 of the Company’s Consolidated and Combined Financial Statements as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $41.7 million and $40.6 million as of April 2, 2021 and December 31, 2020, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 12. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows ($ in millions):

	April 2, 2021	December 31, 2020
Senior term loan facility due 2022 ($650.0 aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $2.0 and $1.9, respectively	$648.0	$648.1
Senior euro term loan facility due 2022 (€208.0 and €600.0 aggregate principal amount, respectively) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $0.5 and $1.3, respectively	244.2	731.6
Convertible senior notes due 2025 ($517.5 aggregate principal amount), net of deferred debt issuance costs of $10.4 and $10.8, respectively and unamortized discount of $90.9 and $95.6, respectively	416.2	411.1
Other	0.2	3.7
Total debt	1,308.6	1,794.5
Less: current portion	(416.4)	(886.8)
Long-term debt	$892.2	$907.7
Unamortized debt issuance costs and discount totaled $103.8 million and $109.6 million as of April 2, 2021 and December 31, 2020, respectively, which have been netted against their respective aggregate principal amounts of the related debt in the table above, and are being amortized to interest expense over the term of the respective debt.
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
The Revolving Credit Facility includes an initial aggregate principal amount of $250.0 million with a $20.0 million sublimit for the issuance of standby letters of credit. The Company has the option to increase the amount available under the Revolving Credit Facility, subject to agreement by the lenders, by up to an additional $200.0 million in the aggregate. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of April 2, 2021 and December 31, 2020, there were no borrowings outstanding under the Revolving Credit Facility.
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

The interest rates for borrowings under the Term Loan Facility were 2.38% and 4.25% as of April 2, 2021 and December 31, 2020, respectively. The interest rates for borrowings under the Euro Term Loan Facility were 1.45% and 3.33% as of April 2, 2021 and December 31, 2020, respectively. Interest is payable quarterly for the Term Loans. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 8. The Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.00 to 1.00. The Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of April 2, 2021.
On May 6, 2020, the Company entered into an amendment to its Credit Agreement (the “Amendment”) that, among other changes, waived the quarterly-tested leverage covenant and reduces the interest coverage ratio through and including the first quarter of 2021. In connection with this Amendment, the lenders obtained a first priority security interest in substantially all of the Company’s assets. The Amendment also imposed limitations on liens, indebtedness, asset sales, investments and acquisitions. In addition, the Company was required to maintain a monthly-tested minimum liquidity covenant during the waiver period. The Amendment increased the interest and fees payable under the Credit Agreement for the duration of the period during which the waiver of the debt covenants remains in effect. The Company incurred fees aggregating $2.8 million in connection with this Amendment, of which $2.3 million were deferred and are being amortized to interest expense over the term of the debt and the remaining amount was expensed.

On February 9, 2021, the Company entered into an additional amendment to its Credit Agreement that substantially reinstated the original terms of its Credit Agreement effective February 9, 2021. In conjunction with this amendment, the Company repaid $472.0 million of its Euro Term Loan Facility, which was classified as short-term debt as of December 31, 2020.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Company’s current intent and policy is to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of April 2, 2021 and December 31, 2020, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended April 2, 2021 and December 31, 2020, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Three Months Ended
	April 2, 2021	April 3, 2020
Contractual interest expense	$3.1	$—
Amortization of debt issuance costs	0.5	—
Amortization of debt discount	4.6	—
Total interest expense	$8.2	$—

For the three months ended April 2, 2021, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 7.3% to interest expense over the term of the Notes.

As of April 2, 2021 and December 31, 2020, the fair value of the Notes was $1,065.3 million and $902.7 million, respectively. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on April 2, 2021 and December 31, 2020. The Notes are considered as Level 2 of the fair value hierarchy.

As of April 2, 2021 and December 31, 2020, the if-converted value of the Notes exceeded the outstanding principal amount by $488.0 million and $313.1 million, respectively.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(43.4)	1.8	—	(41.6)
Income tax impact	(10.3)	(0.4)	—	(10.7)
Other comprehensive (loss) income before reclassifications, net of income taxes	(53.7)	1.4	—	(52.3)
Amounts reclassified from accumulated other comprehensive (loss) income:
Increase	—	—	0.2	0.2
Income tax impact	—	—	—	—
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	—	0.2	0.2
Net current period other comprehensive (loss) income, net of income taxes	(53.7)	1.4	0.2	(52.1)
Balance, April 2, 2021	$(116.2)	$(4.9)	$(22.8)	$(143.9)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(116.4)	$0.1	$(27.9)	$(144.2)
Other comprehensive (loss) income before reclassifications:
Decrease	(22.1)	(11.7)	—	(33.8)
Income tax impact	(15.1)	2.8	—	(12.3)
Other comprehensive (loss) income before reclassifications, net of income taxes	(37.2)	(8.9)	—	(46.1)
Amounts reclassified from accumulated other comprehensive (loss) income:
Increase	—	—	0.5	0.5
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	—	0.4	0.4
Net current period other comprehensive income (loss), net of income taxes	(37.2)	(8.9)	0.4	(45.7)
Balance, April 3, 2020	$(153.6)	$(8.8)	$(27.5)	$(189.9)

NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three months ended April 2, 2021 and April 3, 2020 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, have experienced extended periods of accelerated growth in gross domestic product and infrastructure, which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Specialty Products & Technologies	Equipment & Consumables	Total
Three Months Ended April 2, 2021
Geographical region:
North America	$163.4	$178.6	$342.0
Western Europe	94.8	79.2	174.0
Other developed markets	25.6	22.2	47.8
Emerging markets	82.7	62.7	145.4
Total	$366.5	$342.7	$709.2

Three Months Ended April 3, 2020
Geographical region:
North America	$128.3	$141.5	$269.8
Western Europe	62.7	57.9	120.6
Other developed markets	21.2	16.4	37.6
Emerging markets	60.4	58.8	119.2
Total	$272.6	$274.6	$547.2
Sales by Major Product Group:

	Three Months Ended
($ in millions)	April 2, 2021	April 3, 2020
Consumables	$514.9	$377.9
Equipment	194.3	169.3
Total	$709.2	$547.2
Remaining Performance Obligations
Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.
As of April 2, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $24.5 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of April 2, 2021 and December 31, 2020, the contract liabilities were $60.3 million and $53.4 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the three months ended April 2, 2021 that was included in the contract liability balance at December 31, 2020 was $20.8 million. Revenue recognized during the three months ended April 3, 2020 that was included in the contract liability balance at December 31, 2019 was $22.1 million.

Significant Customers
Sales to the Company’s largest customer were 12% and 9% of sales for the three months ended April 2, 2021 and April 3, 2020, respectively. No other individual customer accounted for more than 10% of sales for the three months ended Apri1 2, 2021 and April 3, 2020, respectively.

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

NOTE 15. RESTRUCTURING ACTIVITIES AND RELATED IMPAIRMENTS
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
The liability related to the Company’s restructuring activities, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2020	$30.5	$5.4	$35.9
Costs incurred	4.3	1.6	5.9
Paid/settled	(11.8)	(5.7)	(17.5)
Balance, April 2, 2021	$23.0	$1.3	$24.3
Restructuring related charges recorded for the three months ended April 2, 2021 and April 3, 2020, by segment were as follows ($ in millions):

	Three Months Ended
	April 2, 2021	April 3, 2020
Specialty Products & Technologies	$3.5	$0.8
Equipment & Consumables	2.1	10.8
Other	2.5	0.7
Total	$8.1	$12.3
The restructuring related charges incurred during the three months ended April 2, 2021 and April 3, 2020, are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended
	April 2, 2021	April 3, 2020
Cost of sales	$2.8	$2.8
Selling, general and administrative expenses	5.3	9.5
Total	$8.1	$12.3

NOTE 16. INCOME TAXES
The Company’s effective tax rate of 20.9% and 39.0% for the three months ended April 2, 2021 and April 3, 2020, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to the Company’s geographical mix of earnings, including a lower impact related to COVID-19 on earnings before tax compared to the three months ended April 3, 2020.

NOTE 17.  EARNINGS PER SHARE
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company’s current intent and policy is to settle all Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion, the Notes do not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of basic and diluted earnings (loss) per share below for the dilutive impact of the Notes for the three months ended April 2, 2021 and April 3, 2020.

In connection with the offering of the Notes, the Company entered into Capped Calls (see further discussion in Note 12), which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion of the Notes. However, this impact is not included when calculating potentially dilutive shares since their effect is anti-dilutive. The Capped Calls will mitigate dilution from the conversion of the Notes up to the Company’s common stock price of $23.79. If the Notes are converted at a price higher than $23.79 per share, the Capped Calls will no longer mitigate dilution from the conversion of the Notes.

The table below presents the computation of basic and diluted earnings (loss) per share ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 2, 2021	April 3, 2020
Numerator:
Net income (loss)	$71.7	$(17.2)

Denominator:
Weighted-average common shares outstanding used in basic earnings (loss) per share	160.5	159.2
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	4.4	—
Assumed conversion of the Notes	11.0	—
Weighted average common shares outstanding used in diluted earnings (loss) per share	175.9	159.2

Earnings (loss) per share:
Basic	$0.45	$(0.11)
Diluted	$0.41	$(0.11)

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended
	April 2, 2021	April 3, 2020
Stock-based awards	0.6	3.2

NOTE 18. SEGMENT INFORMATION
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
Segment related information is shown below ($ in millions):

	Three Months Ended
	April 2, 2021	April 3, 2020
Sales:
Specialty Products & Technologies	$366.5	$272.6
Equipment & Consumables	342.7	274.6
Total	$709.2	$547.2

Operating profit (loss) and reconciliation to income (loss) before taxes:
Specialty Products & Technologies	$80.5	$7.8
Equipment & Consumables	58.6	(19.3)
Other	(30.8)	(13.5)
Operating profit (loss)	108.3	(25.0)
Nonoperating income (expense):
Other income	0.3	0.1
Interest expense, net	(18.0)	(3.3)
Income (loss) before taxes	$90.6	$(28.2)

Identifiable assets:	April 2, 2021	December 31, 2020
Specialty Products & Technologies	$3,700.1	$3,773.3
Equipment & Consumables	2,143.1	2,178.2
Other	478.7	924.5
Total	$6,321.9	$6,876.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our Condensed Consolidated Financial Statements and related notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, our consolidated and combined financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”), and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Envista Holdings Corporation and its consolidated subsidiaries.

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations; projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the impact of the COVID-19 pandemic, the conditions in the U.S. and global economy, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, contractions or growth rates and cyclicality of markets we serve, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, significant restrictions and/or potential liability based on tax implications of transactions with Danaher, security breaches or other disruptions of our information technology systems or violations of data privacy laws, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to potential impairment of goodwill and other intangible assets, currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, our ability to maintain effective internal control over financial reporting, risks relating to product, service or software defects, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, the impact of regulation on demand for our products and services, labor matters, international economic, political, legal, compliance and business factors and disruptions relating to war, terrorism, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2020 10-K and this Quarterly Report on Form 10-Q.

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

BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements present our historical financial position, results of operations, changes in stockholders’ equity and cash flows in accordance with GAAP.

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
During three months ended April 2, 2021 and April 3, 2020, 55% of our sales were derived from customers outside the United States. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of our geographic and product line diversity, we face a variety of opportunities and challenges, including rapid technological development in most of our served markets, the expansion and evolution of opportunities in emerging markets, trends and costs associated with a global labor force, consolidation of our competitors and increasing regulation. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to expand our business in emerging geographies and market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality and effectively address the demands of an increasingly regulated global environment. We are making significant investments to address the rapid pace of technological change in our served markets and to globalize our manufacturing, research and development and customer-facing resources (particularly in emerging markets and our dental implant business) in order to be responsive to our customers throughout the world and improve the efficiency of our operations.
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

Key Trends and Conditions Affecting Our Results of Operations
There have been no material changes to the key trends and conditions affecting our results of operations that were disclosed in our 2020 10-K.
Results of Operations

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. During 2020, our sales and results of operations were most impacted by the COVID-19 pandemic during the first and second quarters with positive signs of recovery during the third and fourth quarters of 2020. During the three months ended April 2, 2021, we continued to see positive signs of recovery in certain markets in which we operate, however, certain markets continue to be more adversely impacted than others.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. A worsening of the pandemic or impacts of new variants of the virus may lead to temporary closures of dental practices in the future. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a material local and/or global economic slowdown or global recession. Such economic disruption could have a material adverse effect on our business as our customers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the extent and severity of the impact on our customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, our ability to continue to manufacture and source our products, the impact of the pandemic and associated economic downturn on our ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

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

On January 21, 2020, we acquired all of the shares of Matricel for cash consideration of approximately $43.6 million. Matricel, a German company, is a provider of biomaterials used in dental applications and is part of our Specialty Products and Technologies segment. Matricel’s revenue and earnings were not material to our Condensed Consolidated Statements of Operations for the three months ended April 3, 2020.

Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates positively impacted reported sales by 3.0% for the three months ended April 2, 2021, compared to the comparable period of 2020, primarily due to the strength of most major currencies against the U.S. dollar. Any future weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year, and any strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year.

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
•sales from acquired businesses for one year from the acquisition date;
•sales from discontinued products; and
•the impact of currency translation.
Sales from discontinued products includes major brands or major products that we have made the decision to discontinue as part of a portfolio restructuring. Discontinued brands or products consist of those which we (1) are no longer manufacturing, (2) are no longer investing in the research or development of, and (3) expect to discontinue all significant sales of within one year from the decision date. The portion of sales attributable to discontinued brands or products is calculated as the net decline of the applicable discontinued brand or product from period-to-period.
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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three months ended April 2, 2021 compared to the three months ended April 3, 2020.

	Three Months Ended
($ in millions)	April 2, 2021		April 3, 2020		% Change
Sales	$709.2	100.0%	$547.2	100.0%	29.6%
Cost of sales	311.9	44.0%	268.8	49.1%	16.0%
Gross profit	397.3	56.0%	278.4	50.9%	42.7%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	258.9	36.5%	268.7	49.1%	(3.6)%
Research and development (“R&D”) expenses	30.1	4.2%	34.7	6.3%	(13.3)%
Operating profit (loss)	108.3	15.3%	(25.0)	(4.6)%	(533.2)%
Nonoperating income (expense):
Other income	0.3	—%	0.1	—%	NM
Interest expense, net	(18.0)	(2.5)%	(3.3)	(0.6)%	445.5%
Earnings (loss) before income taxes	90.6	12.8%	(28.2)	(5.2)%	(421.3)%
Income tax expense (benefit)	18.9	2.7%	(11.0)	(2.0)%	(271.8)%
Net income (loss)	$71.7	10.1%	$(17.2)	(3.1)%	(516.9)%

Effective tax rate	20.9%		39.0%
GAAP Reconciliation
Sales and Core Sales Growth

% Change Three Month Period Ended April 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	29.6%
Less the impact of:
Discontinued products	3.1%
Currency exchange rates	(3.0)%
Core sales growth (non-GAAP)	29.7%
Sales for the three months ended April 2, 2021 increased 29.6% compared to the comparable period in 2020. Price positively impacted sales growth by 0.4% on period-over-period basis. Sales increased by 26.2% due to higher volume, including the impact of discontinued products and product mix as demand improved as more patients sought dental care. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to China, Russia, Japan and South Korea.
Core sales growth for the three months ended April 2, 2021 increased 29.7% compared to the comparable period in 2020. Core sales increased due to higher volume and product mix as demand improved as more patients sought dental care. Core sales in developed markets increased primarily due to an increase in North America and Western Europe. Core sales in emerging markets increased primarily due to China, Russia, Japan and South Korea.

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	April 2, 2021	April 3, 2020
Sales	$709.2	$547.2
Cost of sales	311.9	268.8
Gross profit	$397.3	$278.4
Gross profit margin	56.0%	50.9%
The increase in cost of sales during the three months ended April 2, 2021, as compared to the comparable period in 2020, was primarily due to higher sales as a result of higher demand as patients sought dental care, partially offset by improved sales mix, the impact of foreign currency exchange rates and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.
The increase in gross profit margin during the three months ended April 2, 2021, as compared to the comparable period in 2020, was primarily due to higher sales volume, improved product mix, the impact of foreign currency exchange rates and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	April 2, 2021	April 3, 2020
Sales	$709.2	$547.2
Selling, general and administrative expenses	$258.9	$268.7
Research and development expenses	$30.1	$34.7
SG&A as a % of sales	36.5%	49.1%
R&D as a % of sales	4.2%	6.3%
The decrease in SG&A expenses as a percentage of sales for the three months ended April 2, 2021, as compared to the comparable period of 2020, was primarily due to higher sales, incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, lower sales and marketing spend and restructuring expenses.
The decrease in R&D expenses as a percentage of sales for the three months ended April 2, 2021, as compared to the comparable period of 2020, was primarily due to a decrease in spending on product development initiatives in the Equipment & Consumables segment.
OPERATING PROFIT
Operating profit margin was 15.3% for the three months ended April 2, 2021, as compared to an operating profit margin of (4.6)% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume and improved product mix, incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, lower sales and marketing spend and restructuring expenses and R&D expenses and the impact of foreign currency exchange rates.
OTHER INCOME
The other components of net periodic benefit costs included in other income for the three months ended April 2, 2021 and April 3, 2020 were $0.3 million and $0.1 million, respectively.

INTEREST COSTS AND FINANCING
The increase in interest expense for the three months ended April 2, 2021, as compared to the comparable period in 2020, is due to our higher outstanding debt balances throughout the period, including $8.2 million in interest expense related to the Notes, which were issued in May 2020. In addition, since May 2020, we have incurred higher interest rates on our Term Loans as a result of the amended Credit Agreement, which resulted in higher interest rates until February 9, 2021, when most of the original terms of the Credit Agreement were reinstated.

INCOME TAXES

	Three Months Ended
	April 2, 2021	April 3, 2020
Effective tax rate	20.9%	39.0%

Our effective tax rate for the three months ended April 2, 2021 was 20.9% compared to 39.0% for the comparable period in 2020. The decrease in the effective tax rate was primarily due to a change in our geographical mix of earnings, including a lower impact related to COVID-19 on earnings before tax compared to the three months ended April 3, 2020.

COMPREHENSIVE INCOME (LOSS)
For the three months ended April 2, 2021, comprehensive income increased $82.5 million as compared to the comparable period in 2020. The increase was primarily due to higher net income and cash flow hedge gains, partially offset by higher foreign currency translation losses.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended
($ in millions)	April 2, 2021	April 3, 2020
Sales	$366.5	$272.6
Operating profit	$80.5	$7.8
Operating profit as a % of sales	22.0%	2.9%
Sales and Core Sales Growth

% Change Three Month Period Ended April 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	34.4%
Less the impact of:
Currency exchange rates	(3.4)%
Core sales growth (non-GAAP)	31.0%

Sales
Sales and core sales growth for the three months ended April 2, 2021, increased 34.4% and 31.0%, respectively, compared to the comparable period in 2020. Price was flat on a period-over-period basis. Sales and core sales increased by 31.0% due to higher volume and product mix as demand improved for implant systems and orthodontic products as more patients sought dental care. Sales and core sales in developed markets for implant systems and orthodontic products increased primarily due to an increase in North America and Western Europe. Sales and core sales in emerging markets for implant systems and orthodontic products increased primarily due to China.

Operating Profit

Operating profit margin was 22.0% for the three months ended April 2, 2021, as compared to an operating profit margin of 2.9% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume and improved product mix, incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, the impact of foreign currency exchange rates and lower sales and marketing spend.
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
Equipment & Consumables Selected Financial Data

	Three Months Ended
($ in millions)	April 2, 2021	April 3, 2020
Sales	$342.7	$274.6
Operating profit (loss)	$58.6	$(19.3)
Operating profit as a % of sales	17.1%	(7.0)%
Sales and Core Sales Growth

% Change Three Month Period Ended April 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	24.8%
Less the impact of:
Discontinued products	6.3%
Currency exchange rates	(2.6)%
Core sales growth (non-GAAP)	28.5%
Sales
Sales for the three months ended April 2, 2021 increased 24.8% compared to the comparable period in 2020. Price positively impacted sales growth by 0.8% on a period-over-period basis. Sales increased by 21.4% due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables as more patients sought dental care. Sales in developed markets for equipment and consumables increased primarily due to an increase in North America and Western Europe. Sales in emerging markets for equipment increased primarily due to China. Sales in emerging markets for consumables increased primarily due to China.

Core sales growth for the three months ended April 2, 2021 increased 28.5% compared to the comparable period in 2020. Core sales increased due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables as more patients sought dental care. Sales for the three months ended April 3, 2020, were impacted by the COVID-19 pandemic. Sales in developed markets for equipment and consumables increased primarily due to an increase in North America and Western Europe. Sales in emerging markets for equipment increased primarily due to Latin America.

Operating Profit

Operating profit margin was 17.1% for the three months ended April 2, 2021, as compared to an operating profit margin of (7.0)% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume, improved product mix, incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, lower sales and marketing spend, restructuring expenses and R&D expenses and the impact of foreign currency exchange rates.
INFLATION
The effect of inflation on our sales and net income (loss) was not significant for the three months ended April 2, 2021 and April 3, 2020.

LIQUIDITY AND CAPITAL RESOURCES
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
Following is an overview of our cash flows and liquidity:
Overview of Cash Flows and Liquidity

	Three Months Ended
	April 2, 2021	April 3, 2020
Net cash provided by (used in) operating activities	$16.6	$(62.3)

Acquisitions, net of cash acquired	$—	$(41.6)
Payments for additions to property, plant and equipment	(8.3)	(13.6)
All other investing activities	2.8	3.8
Net cash used in investing activities	$(5.5)	$(51.4)

Payment of debt issuance and other deferred financing costs	$(0.4)	$—
Proceeds from revolving line of credit	—	249.8
Repayment of borrowings	(475.5)	(0.1)
Proceeds from stock option exercises	5.3	3.3
All other financing activities	1.0	5.5
Net cash (used in) provided by financing activities	$(469.6)	$258.5

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period for working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $16.6 million during the three months ended April 2, 2021, as compared to cash used in operating activities of $62.3 million for the comparable period of 2020. The increase was primarily due to higher net income and changes in accrued liabilities, partially offset by lower cash provided by working capital and changes in prepaid expenses and other assets.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.
Net cash used in investing activities decreased by $45.9 million for the three months ended April 2, 2021, as compared to the comparable period in 2020. The decrease was primarily due to no acquisition activity in the current period and lower purchases of property, plant and equipment. Matricel was acquired on January 21, 2020, for $41.6 million, net of acquired cash.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash used in financing activities was $469.6 million during the three months ended April 2, 2021, compared to $258.5 million provided by financing activities for the comparable period of 2020. In February 2021 we repaid $472.0 million of the Euro Term Loan Facility in connection with the amendment to the Credit Agreement. In March 2020 we borrowed the full amount available under the Revolving Credit Facility.

For a description of our outstanding debt as of April 2, 2021, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our Revolving Credit Facility.
As of April 2, 2021, we had no borrowings outstanding under the Revolving Credit Facility.

Cash and Cash Requirements
As of April 2, 2021, we held $441.2 million of cash and equivalents that were held on deposit with financial institutions. Of this amount, $158.9 million was held within the United States and $282.3 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2020 10-K.

While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. Following enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. The cash that our non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of April 2, 2021, we believe that we have sufficient sources of liquidity to satisfy our cash needs, including our cash needs in the United States.
Contractual Obligations
There were no material changes to our contractual obligations during the three months ended April 2, 2021, other than the repayment of $472.0 million of the Euro Term Loan Facility. For a discussion of our contractual obligations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in the 2020 10-K.

Off-Balance Sheet Arrangements
There were no material changes to the Company’s off-balance sheet arrangements described in the 2020 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.

Debt Financing Transactions
For a description of our outstanding debt as of April 2, 2021, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes to our critical accounting estimates described in the 2020 10-K that have had a material impact on our Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2020 10-K. There were no material changes to this information reported in our 2020 10-K during the quarter ended April 2, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2020 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2020 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 10-K, which could materially affect our business, financial position, or future results of operations. The risks described in our 2020 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factor set forth below updates, and should be read together with, the risk factors described in our 2020 10-K.

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
In addition, some of our businesses purchase certain materials, components and services from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, including Covid-19, war, terrorist actions, widespread protests and civil unrest, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies. For example, the current global microchip shortage has begun to impact part of our equipment business. The overall impact of the shortage on us or on our business is yet unknown, but failure to obtain the needed supply of microchips for our products could adversely impact our operating results.
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

10.1
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

ENVISTA HOLDINGS CORPORATION
Date: May 5, 2021	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer

Date: May 5, 2021	By:	/s/ Kari-Lyn Moore
Kari-Lyn Moore
Vice President and Chief Accounting Officer