Form 10-Q
period 2021-07-02
Envista Holdings Corp
filed 2021-08-03
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of July 30, 2021, was 161,257,697.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	July 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$553.9	$888.9
Trade accounts receivable, less allowance for credit losses of $32.8 and $37.1, respectively	355.0	361.0
Inventories, net	311.5	266.9
Prepaid expenses and other current assets	81.3	73.7
Total current assets	1,301.7	1,590.5
Property, plant and equipment, net	303.9	303.0
Operating lease right-of-use assets	153.9	165.3
Other long-term assets	147.0	127.3
Goodwill	3,381.9	3,430.7
Other intangible assets, net	1,192.9	1,259.2
Total assets	$6,481.3	$6,876.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$421.5	$886.8
Trade accounts payable	209.4	235.1
Accrued expenses and other liabilities	504.8	530.3
Operating lease liabilities	27.5	32.5
Total current liabilities	1,163.2	1,684.7
Operating lease liabilities	140.7	153.8
Other long-term liabilities	415.3	408.8
Long-term debt	893.2	907.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued or outstanding at July 2, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, 500.0 million shares authorized;161.5 million shares issued and 161.2 million shares outstanding at July 2, 2021; 160.2 million shares issued and 160.0 million outstanding at December 31, 2020	1.6	1.6
Additional paid-in capital	3,707.6	3,684.4
Retained earnings	288.2	126.4
Accumulated other comprehensive loss	(128.9)	(91.8)
Total Envista stockholders’ equity	3,868.5	3,720.6
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	3,868.9	3,721.0
Total liabilities and stockholders’ equity	$6,481.3	$6,876.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$740.1	$362.0	$1,449.3	$909.2
Cost of sales	328.2	211.5	640.1	480.3
Gross profit	411.9	150.5	809.2	428.9
Operating expenses:
Selling, general and administrative	283.1	241.9	542.0	510.6
Research and development	30.3	16.5	60.4	51.2
Operating profit (loss)	98.5	(107.9)	206.8	(132.9)
Nonoperating income (expense):
Other income	0.3	0.1	0.6	0.2
Interest expense, net	(13.6)	(14.5)	(31.6)	(17.8)
Income (loss) before income taxes	85.2	(122.3)	175.8	(150.5)
Income tax (benefit) expense	(4.9)	(28.8)	14.0	(39.8)
Net income (loss)	$90.1	$(93.5)	$161.8	$(110.7)
Earnings (loss) per share:
Basic	$0.56	$(0.59)	$1.01	$(0.69)
Diluted	$0.51	$(0.59)	$0.91	$(0.69)
Average common stock and common equivalent shares outstanding:
Basic	161.2	159.5	160.8	159.3
Diluted	178.4	159.5	177.2	159.3
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net income (loss)	$90.1	$(93.5)	$161.8	$(110.7)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	14.4	33.1	(39.3)	(4.1)
Cash flow hedge adjustments	1.1	—	2.5	(8.9)
Pension plan adjustments	(0.5)	0.3	(0.3)	0.7
Total other comprehensive income (loss), net of income taxes	15.0	33.4	(37.1)	(12.3)
Comprehensive income (loss)	$105.1	$(60.1)	$124.7	$(123.0)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Six Months Ended July 2, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2020	$1.6	$3,684.4	$126.4	$(91.8)	$3,720.6	$0.4
Common stock-based award activity	—	6.7	—	—	6.7	—
Net income	—	—	71.7	—	71.7	—
Other comprehensive loss	—	—	—	(52.1)	(52.1)	—
Balance, April 2, 2021	1.6	3,691.1	198.1	(143.9)	3,746.9	0.4
Common stock-based award activity	—	16.5	—	—	16.5	—
Net income	—	—	90.1	—	90.1	—
Other comprehensive income	—	—	—	15.0	15.0	—
Balance, July 2, 2021	$1.6	$3,707.6	$288.2	$(128.9)	$3,868.5	$0.4

	Six Months Ended July 3, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2019	$1.6	$3,589.7	$93.1	$(144.2)	$3,540.2	$2.6
Common stock-based award activity	—	6.4	—	—	6.4	—
Net loss	—	—	(17.2)	—	(17.2)	—
Other comprehensive loss	—	—	—	(45.7)	(45.7)	—
Balance, April 3, 2020	1.6	3,596.1	75.9	(189.9)	3,483.7	2.6
Common stock-based award activity	—	7.6	—	—	7.6	—
Equity component of convertible senior notes, net of financing costs and taxes	—	77.9	—	—	77.9	—
Purchase of capped calls related to issuance of convertible senior notes, net of taxes	—	(15.7)	—	—	(15.7)	—
Net loss	—	—	(93.5)	—	(93.5)	—
Other Comprehensive income	—	—	—	33.4	33.4	—
Changes in noncontrolling interest	—	—	—	—	—	(0.1)
Balance at July 3, 2020	$1.6	$3,665.9	$(17.6)	$(156.5)	$3,493.4	$2.5
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Six Months Ended
	July 2, 2021	July 3, 2020
Cash flows from operating activities:
Net income (loss)	$161.8	$(110.7)
Noncash items:
Depreciation	19.9	19.6
Amortization	42.0	45.3
Allowance for credit losses	3.6	11.6
Stock-based compensation expense	14.3	11.7
Restructuring charges	0.3	9.0
Impairment charges	4.1	10.3
Amortization of right-of-use assets	14.3	15.2
Amortization of debt discount and issuance costs	12.0	2.7
Change in trade accounts receivable	(1.5)	126.1
Change in inventories	(47.9)	(9.4)
Change in trade accounts payable	(23.5)	(77.1)
Change in prepaid expenses and other assets	(7.2)	(3.0)
Change in accrued expenses and other liabilities	(34.2)	(90.8)
Change in operating lease liabilities	(20.7)	(18.1)
Net cash provided by (used in) operating activities	137.3	(57.6)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(40.7)
Payments for additions to property, plant and equipment	(28.5)	(21.4)
All other investing activities	5.7	7.7
Net cash used in investing activities	(22.8)	(54.4)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	517.5
Payment of debt issuance and other deferred financing costs	(2.3)	(17.3)
Proceeds from revolving line of credit	—	249.8
Repayment of borrowings	(475.6)	(0.1)
Purchase of capped calls related to issuance of convertible senior notes	—	(20.7)
Proceeds from stock option exercises	13.8	5.0
All other financing activities	1.0	(1.1)
Net cash (used in) provided by financing activities	(463.1)	733.1
Effect of exchange rate changes on cash and cash equivalents	13.6	(9.9)
Net change in cash and cash equivalents	(335.0)	611.2
Beginning balance of cash and cash equivalents	888.9	211.2
Ending balance of cash and cash equivalents	$553.9	$822.4

Supplemental data:
Cash paid for interest	$22.1	$16.8
Cash paid for taxes	$51.1	$14.2
ROU assets obtained in exchange for operating lease obligations	$10.8	$4.3
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of July 2, 2021 and December 31, 2020, and its results of operations for the three and six month periods ended July 2, 2021 and July 3, 2020 and cash flows for the six month periods ended July 2, 2021 and July 3, 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and accompanying notes for the three years ended December 31, 2020, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 19, 2021.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. During 2020, the Company’s sales and results of operations were most impacted by the COVID-19 pandemic during the first and second quarters with positive signs of recovery during the third and fourth quarters of 2020. During the three and six months ended July 2, 2021, the Company continued to see positive signs of recovery in certain markets in which it operates, however, certain markets continue to be more adversely impacted than others.

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

NOTE 3. CREDIT LOSSES

The allowance for credit losses is a valuation account deducted from accounts receivable to present the net amount expected to be collected. Accounts receivable are charged off against the allowance when management believes the uncollectibility of an accounts receivable balance is confirmed.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2020	$37.1
Foreign currency translation	(0.5)
Provision for credit losses	3.6
Write-offs charged against the allowance	(3.6)
Recoveries	(3.8)
Balance at July 2, 2021	$32.8

NOTE 4. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	July 2, 2021	December 31, 2020
Finished goods	$258.4	$219.0
Work in process	36.2	39.8
Raw materials	101.4	93.7
Reserve for inventory obsolescence	(84.5)	(85.6)
Total	$311.5	$266.9

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	July 2, 2021	December 31, 2020
Land and improvements	$24.4	$24.8
Buildings and improvements	176.4	182.6
Machinery, equipment and other assets	451.8	438.8
Construction in progress	86.3	84.8
Gross property, plant and equipment	738.9	731.0
Less: accumulated depreciation	(435.0)	(428.0)
Property, plant and equipment, net	$303.9	$303.0

NOTE 6. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance, December 31, 2020	$2,099.0	$1,331.7	$3,430.7
Foreign currency translation	(35.4)	(13.4)	(48.8)
Balance, July 2, 2021	$2,063.6	$1,318.3	$3,381.9

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	July 2, 2021		December 31, 2020
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$168.0	$17.0	$161.0	$14.2
Restructuring-related employee severance, benefits and other	20.0	2.2	30.5	—
Pension benefits	8.5	90.7	8.5	91.5
Taxes, income and other	42.4	226.9	48.8	227.5
Contract liabilities	56.4	5.4	48.6	4.8
Sales and product allowances	70.5	1.1	73.8	0.9
Loss contingencies	11.5	31.1	7.4	33.2
Derivative financial instruments	14.7	33.2	42.4	27.8
Other	112.8	7.7	109.3	8.9
Total	$504.8	$415.3	$530.3	$408.8

NOTE 8.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On September 20, 2019, the Company entered into cross-currency swap derivative contracts with respect to its $650.0 million senior unsecured term loan facility. These contracts effectively convert the $650.0 million senior unsecured term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity, in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 13. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature in September 2022.

The Company also has foreign currency denominated long-term debt in the amount of €208.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Condensed Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss (see Note 13). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2024. Refer to Note 12 for a further discussion of the above loan facilities.
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

The following table summarizes the notional values as of July 2, 2021 and July 3, 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three and six months ended July 2, 2021 and July 3, 2020 ($ in millions):

	Three Months Ended July 2, 2021		Three Months Ended July 3, 2020
	Notional Amount	Gain Recognized in OCI	Notional Amount	Loss Recognized in OCI
Interest rate contracts	$450.0	$1.5	$650.0	$—
Foreign currency contracts	650.0	(6.6)	650.0	(27.3)
Foreign currency denominated debt	246.8	(2.1)	674.9	(26.2)
Total	$1,346.8	$(7.2)	$1,974.9	$(53.5)

	Six Months Ended July 2, 2021		Six Months Ended July 3, 2020
	Notional Amount	(Loss) Gain Recognized in OCI	Notional Amount	(Loss) Gain Recognized in OCI
Interest rate contracts	$450.0	$3.3	$650.0	$(11.7)
Foreign currency contracts	650.0	19.0	650.0	9.7
Foreign currency denominated debt	246.8	14.1	674.9	(2.0)
Total	$1,346.8	$36.4	$1,974.9	$(4.0)

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 13, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 13. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three and six months ended July 2, 2021 and July 3, 2020. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three and six months ended July 2, 2021 and July 3, 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	July 2, 2021	December 31, 2020
Derivative liabilities:
Accrued expenses and other liabilities	$47.9	$70.2

Nonderivative hedging instruments:
Short-term debt	$—	$472.0
Long-term debt	$246.8	$260.9
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 2, 2021:
Liabilities:
Interest rate swap derivative contracts	$—	$5.1	$—	$5.1
Cross-currency swap derivative contracts	$—	$42.8	$—	$42.8
Deferred compensation plans	$—	$14.9	$—	$14.9

December 31, 2020:
Liabilities:
Interest rate swap derivative contracts	$—	$8.3	$—	$8.3
Cross-currency swap derivative contracts	$—	$61.8	$—	$61.8
Deferred compensation plans	$—	$11.8	$—	$11.8
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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	July 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Interest rate swap derivative contracts	$5.1	$5.1	$8.3	$8.3
Cross-currency swap derivative contracts	$42.8	$42.8	$61.8	$61.8
Convertible senior notes due 2025	$421.4	$1,112.2	$411.1	$902.7
Long-term debt	$893.2	$893.2	$907.7	$907.7
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on July 2, 2021 and December 31, 2020. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2020	$14.1
Accruals for warranties issued during the year	9.7
Settlements made	(11.1)
Effect of foreign currency translation	(0.1)
Balance at July 2, 2021	$12.6

NOTE 11. LITIGATION AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, refer to Note 14 of the Company’s Consolidated and Combined Financial Statements as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $42.6 million and $40.6 million as of July 2, 2021 and December 31, 2020, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 12. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows ($ in millions):

	July 2, 2021	December 31, 2020
Senior term loan facility due 2022 ($650.0 aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $3.1 and $1.9, respectively	$646.9	$648.1
Senior euro term loan facility due 2022 (€208.0 and €600.0 aggregate principal amount, respectively) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $0.5 and $1.3, respectively	246.3	731.6
Convertible senior notes due 2025 ($517.5 aggregate principal amount), net of deferred debt issuance costs of $9.9 and $10.8, respectively and unamortized discount of $86.2 and $95.6, respectively	421.4	411.1
Other	0.1	3.7
Total debt	1,314.7	1,794.5
Less: current portion	(421.5)	(886.8)
Long-term debt	$893.2	$907.7
Unamortized debt issuance costs and discount totaled $99.7 million and $109.6 million as of July 2, 2021 and December 31, 2020, respectively, which have been netted against their respective aggregate principal amounts of the related debt in the table above, and are being amortized to interest expense over the term of the respective debt.
Long-Term Indebtedness
Credit Agreement
On September 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which Envista borrowed approximately $1.3 billion, consisting of the three-year $650.0 million Term Loan Facility and the three-year €600.0 million Euro Term Loan Facility (together with the Term Loan Facility, the “Term Loans”). The Credit Agreement also included the five-year, $250.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loans, the “Senior Credit Facilities”). Pursuant to the Separation Agreement, all of the net proceeds of the Term Loans were paid to Danaher as partial consideration for the Dental business Danaher transferred to Envista, as further discussed in Note 1.

On February 9, 2021, in connection with an amendment to the Credit Agreement, the Company repaid $472.0 million of its Euro Term Loan Facility, which was classified as short-term debt as of December 31, 2020.

On June 15, 2021, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a syndicate of banks including Bank of America, N.A. as administrative agent (the “Administrative Agent”). The Amended Credit Agreement amends and restates the Company’s Credit Agreement, originally dated September 20, 2019 (as amended by Amendment No. 1 to Credit Agreement dated as of May 6, 2020, Amendment No. 2 to Credit Agreement dated as of May 19, 2020, and Amendment No. 3 to Credit Agreement dated as of February 9, 2021).

Under the Amended Credit Agreement: (a) the maturity date of the Company’s existing Term Loans has been extended to September 20, 2024, (b) the Revolving Credit Facility has been increased from $250.0 million to $750.0 million, (c) the Company may request further increases to the Revolving Credit Facility in an aggregate amount not to exceed $350.0 million, (d) the amount of cash and cash equivalents permitted to be netted in the definition of “Consolidated Funded Indebtedness” has been increased to up to the greater of (i) $250.0 million and (ii) 50% of Consolidated EBITDA as of the most recent measurement period, and (e) the floor on Eurocurrency rate loans applicable to the Revolving Credit Facility and the Term Loan Facility has been reduced to zero, in each case subject to and in accordance with the terms and conditions of the Amended Credit Agreement. The Company paid fees aggregating approximately $2.1 million in connection with the Amended Credit Agreement.

The Revolving Credit Facility includes an aggregate principal amount of $750.0 million with a $20.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of July 2, 2021 and December 31, 2020, there were no borrowings outstanding under the Revolving Credit Facility.
Under the Senior Credit Facilities, borrowings bear interest as follows: (1) Eurocurrency Rate Loans (as defined in the Amended Credit Agreement) bear interest at a variable rate equal to the London inter-bank offered (“LIBOR”) rate plus a margin of between 0.785% and 1.625%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement) as of the last day of the immediately preceding fiscal quarter; and (2) Base Rate Loans (as defined in the Amended Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time and (iii) the Eurocurrency Rate (as defined in the Amended Credit Agreement) plus 1.0%, plus (b) a margin of between 0.00% and 0.625%, depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter. In no event will Eurocurrency Rate Loans or Base Rate Loans bear interest at a rate lower than 0.0%. In addition, the Company is required to pay a per annum facility fee of between 0.09% and 0.225% depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and based on the aggregate commitments under the Revolving Credit Facility, whether drawn or not.
The interest rates for borrowings under the Term Loan Facility were 1.51% and 4.25% as of July 2, 2021 and December 31, 2020, respectively. The interest rates for borrowings under the Euro Term Loan Facility were 1.20% and 3.33% as of July 2, 2021 and December 31, 2020, respectively. Interest is payable quarterly for the Term Loans. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 8. The Amended Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Amended Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Amended Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Amended Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Amended Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of July 2, 2021.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Company’s current intent and policy is to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of July 2, 2021 and December 31, 2020, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended July 2, 2021 and December 31, 2020, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Contractual interest expense	$3.0	$1.4	$6.1	$1.4
Amortization of debt issuance costs	0.4	0.2	0.9	0.2
Amortization of debt discount	4.7	2.0	9.3	2.0
Total interest expense	$8.1	$3.6	$16.3	$3.6

For the three and six months ended July 2, 2021, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 7.3% to interest expense over the term of the Notes.

As of July 2, 2021 and December 31, 2020, the if-converted value of the Notes exceeded the outstanding principal amount by $549.5 million and $313.1 million, respectively.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended July 2, 2021
Balance, April 2, 2021	$(116.2)	$(4.9)	$(22.8)	$(143.9)
Other comprehensive income before reclassifications:
Increase	12.4	1.5	—	13.9
Income tax impact	2.0	(0.4)	—	1.6
Other comprehensive income before reclassifications, net of income taxes	14.4	1.1	—	15.5
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.4)	(0.4)
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.5)	(0.5)
Net current period other comprehensive income, net of income taxes	14.4	1.1	(0.5)	15.0
Balance, July 2, 2021	$(101.8)	$(3.8)	$(23.3)	$(128.9)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended July 3, 2020
Balance, April 3, 2020	$(153.6)	$(8.8)	$(27.5)	$(189.9)
Other comprehensive income before reclassifications:
Increase	19.9	—	—	19.9
Income tax impact	13.2	—	—	13.2
Other comprehensive income before reclassifications, net of income taxes	33.1	—	—	33.1
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.3	0.3
Net current period other comprehensive income, net of income taxes	33.1	—	0.3	33.4
Balance, July 3, 2020	$(120.5)	$(8.8)	$(27.2)	$(156.5)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended July 2, 2021
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(31.0)	3.3	—	(27.7)
Income tax impact	(8.3)	(0.8)	—	(9.1)
Other comprehensive (loss) income before reclassifications, net of income taxes	(39.3)	2.5	—	(36.8)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.2)	(0.2)
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.3)	(0.3)
Net current period other comprehensive (loss) income, net of income taxes	(39.3)	2.5	(0.3)	(37.1)
Balance, July 2, 2021	$(101.8)	$(3.8)	$(23.3)	$(128.9)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended July 3, 2020
Balance, December 31, 2019	$(116.4)	$0.1	$(27.9)	$(144.2)
Other comprehensive loss before reclassifications:
Decrease	(2.2)	(11.7)	—	(13.9)
Income tax impact	(1.9)	2.8	—	0.9
Other comprehensive loss before reclassifications, net of income taxes	(4.1)	(8.9)	—	(13.0)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.8	0.8
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.7	0.7
Net current period other comprehensive (loss) income, net of income taxes	(4.1)	(8.9)	0.7	(12.3)
Balance, July 3, 2020	$(120.5)	$(8.8)	$(27.2)	$(156.5)

NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and six months ended July 2, 2021 and July 3, 2020 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, have experienced extended periods of accelerated growth in gross domestic product and infrastructure, which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended July 2, 2021			Three Months Ended July 3, 2020
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$173.3	$186.2	$359.5	$77.9	$84.2	$162.1
Western Europe	96.7	77.5	174.2	41.0	32.8	73.8
Other developed markets	25.2	22.9	48.1	15.8	12.2	28.0
Emerging markets	91.0	67.3	158.3	49.9	48.2	98.1
Total	$386.2	$353.9	$740.1	$184.6	$177.4	$362.0

	Six Months Ended July 2, 2021			Six Months Ended July 3, 2020
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$336.7	$364.8	$701.5	$206.2	$225.6	$431.8
Western Europe	191.5	156.7	348.2	103.7	90.7	194.4
Other developed markets	50.8	45.1	95.9	37.0	28.7	65.7
Emerging markets	173.7	130.0	303.7	110.3	107.0	217.3
Total	$752.7	$696.6	$1,449.3	$457.2	$452.0	$909.2

Sales by Major Product Group:

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Consumables	$534.5	$255.3	$1,049.4	$633.2
Equipment	205.6	106.7	399.9	276.0
Total	$740.1	$362.0	$1,449.3	$909.2
Remaining Performance Obligations
Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.
As of July 2, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $27.9 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of July 2, 2021 and December 31, 2020, the contract liabilities were $61.8 million and $53.4 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the six months ended July 2, 2021 and July 3, 2020 that was included in the contract liability balance at December 31, 2020 and December 31, 2019 was $30.7 million and $32.0 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 13% of sales for both the three and six months ended July 2, 2021. No individual customer accounted for more than 10% of sales in the three and six months ended July 3, 2020.

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
The liability related to the Company’s restructuring activities, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2020	$30.5	$5.4	$35.9
Costs incurred	9.5	3.9	13.4
Paid/settled	(19.5)	(7.6)	(27.1)
Balance, July 2, 2021	$20.5	$1.7	$22.2
Restructuring related charges recorded for the three and six months ended July 2, 2021 and July 3, 2020, by segment, were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Specialty Products & Technologies	$3.6	$15.7	$7.1	$16.5
Equipment & Consumables	2.9	41.2	5.0	52.0
Other	1.2	3.0	3.7	3.7
Total	$7.7	$59.9	$15.8	$72.2

During the three months ended July 3, 2020, the Company made the decision to exit a portion of its treatment unit business, which is part of the Equipment & Consumables segment, as part of its strategy to restructure its portfolio and improve its cost structure. In connection with the exit the Company recognized a non-cash loss of $19 million. The majority of this loss included $9 million related to the impairment of certain intangible assets, which is included in selling, general and administrative expenses and $9 million of inventory write-offs, which is included in cost of sales.
The restructuring related charges incurred during the three and six months ended July 2, 2021 and July 3, 2020, are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Cost of sales	$2.9	$23.9	$5.7	$26.7
Selling, general and administrative expenses	4.8	36.0	10.1	45.5
Total	$7.7	$59.9	$15.8	$72.2

NOTE 16. INCOME TAXES
The Company’s effective tax rates of (5.8)% and 8.0% for the three and six months ended July 2, 2021 differ from the U.S. federal statutory tax rate of 21.0%, primarily due to an income tax benefit from the recognition of an amortizable deferred tax asset associated with the estimated value of a tax basis step-up of certain of the Company’s Swiss assets and a decrease in the valuation allowance on certain of the Company’s Swiss net operating losses in 2021. The Company’s effective tax rates of 23.5% and 26.4% for the three and six months ended July 3, 2020 differ from the U.S. federal statutory rate of 21.0%, primarily due to the impact of COVID-19 on the Company’s geographical mix of earnings.

NOTE 17.  EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company’s current intent and policy is to settle all Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion, the Notes do not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of basic and diluted earnings (loss) per share below for the dilutive impact of the Notes for the three and six months ended July 2, 2021 and July 3, 2020.

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

The table below presents the computation of basic and diluted earnings (loss) per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Numerator:
Net income (loss)	$90.1	$(93.5)	$161.8	$(110.7)

Denominator:
Weighted-average common shares outstanding used in basic earnings (loss) per share	161.2	159.5	160.8	159.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	4.5	—	4.5	—
Assumed conversion of the Notes	12.7	—	11.9	—
Weighted average common shares outstanding used in diluted earnings (loss) per share	178.4	159.5	177.2	159.3

Earnings (loss) per share:
Basic	$0.56	$(0.59)	$1.01	$(0.69)
Diluted	$0.51	$(0.59)	$0.91	$(0.69)

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Stock-based awards	1.4	8.4	1.0	7.1

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

Segment related information is shown below ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales:
Specialty Products & Technologies	$386.2	$184.6	$752.7	$457.2
Equipment & Consumables	353.9	177.4	696.6	452.0
Total	$740.1	$362.0	$1,449.3	$909.2

Operating profit (loss) and reconciliation to income (loss) before taxes:
Specialty Products & Technologies	$74.1	$(19.2)	$154.6	$(11.4)
Equipment & Consumables	57.0	(53.8)	115.6	(73.1)
Other	(32.6)	(34.9)	(63.4)	(48.4)
Operating profit (loss)	98.5	(107.9)	206.8	(132.9)
Nonoperating income (expense):
Other income	0.3	0.1	0.6	0.2
Interest expense, net	(13.6)	(14.5)	(31.6)	(17.8)
Income (loss) before taxes	$85.2	$(122.3)	$175.8	$(150.5)

Identifiable assets:			July 2, 2021	December 31, 2020
Specialty Products & Technologies			$3,692.3	$3,773.3
Equipment & Consumables			2,200.6	2,178.2
Other			588.4	924.5
Total			$6,481.3	$6,876.0

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

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations; projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the impact of the COVID-19 pandemic, including new variants of the virus, the pace of recovery in the markets in which we operate, the conditions in the U.S. and global economy, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, contractions or growth rates and cyclicality of markets we serve, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, significant restrictions and/or potential liability based on tax implications of transactions with Danaher, security breaches or other disruptions of our information technology systems or violations of data privacy laws, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to potential impairment of goodwill and other intangible assets, currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, our ability to maintain effective internal control over financial reporting, risks relating to product, service or software defects, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, the impact of regulation on demand for our products and services, labor matters, international economic, political, legal, compliance and business factors and disruptions relating to war, terrorism, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2020 10-K and this Quarterly Report on Form 10-Q.

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
For both the three and six months ended July 2, 2021, sales derived from customers outside of the United States were 55.4%, compared to the three and six months ended July 3, 2020 of 57.2% and 55.8%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
COVID-19

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. During 2020, our sales and results of operations were most impacted by the COVID-19 pandemic during the first and second quarters with positive signs of recovery during the third and fourth quarters of 2020. During the three and six months ended July 2, 2021, we continued to see positive signs of recovery in certain markets in which we operate, however, certain markets continue to be more adversely impacted than others.

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

On January 21, 2020, we acquired all of the shares of Matricel for cash consideration of approximately $43.6 million. Matricel, a German company, is a provider of biomaterials used in dental applications and is part of our Specialty Products and Technologies segment. Matricel’s revenue and earnings were not material to our Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020.

Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates positively impacted reported sales by 4.0% and 3.4% for the three and six months ended July 2, 2021, respectively, compared to the comparable periods of 2020, primarily due to the strength of most major currencies against the U.S. dollar. Any future weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year, and any strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and six months ended July 2, 2021 compared to the three and six months ended July 3, 2020.

	Three Months Ended
($ in millions)	July 2, 2021		July 3, 2020		% Change
Sales	$740.1	100.0%	$362.0	100.0%	104.4%
Cost of sales	328.2	44.3%	211.5	58.4%	55.2%
Gross profit	411.9	55.7%	150.5	41.6%	173.7%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	283.1	38.3%	241.9	66.8%	17.0%
Research and development (“R&D”) expenses	30.3	4.1%	16.5	4.6%	83.6%
Operating profit (loss)	98.5	13.3%	(107.9)	(29.8)%	(191.3)%
Nonoperating income (expense):
Other income	0.3	—%	0.1	—%	NM
Interest expense, net	(13.6)	(1.8)%	(14.5)	(4.0)%	(6.2)%
Earnings (loss) before income taxes	85.2	11.5%	(122.3)	(33.8)%	(169.7)%
Income tax (benefit) expense	(4.9)	(0.7)%	(28.8)	(8.0)%	(83.0)%
Net income (loss)	$90.1	12.2%	$(93.5)	(25.8)%	(196.4)%

Effective tax rate	(5.8)%		23.5%

	Six Months Ended
($ in millions)	July 2, 2021		July 3, 2020		% Change
Sales	$1,449.3	100.0%	$909.2	100.0%	59.4%
Cost of sales	640.1	44.2%	480.3	52.8%	33.3%
Gross profit	809.2	55.8%	428.9	47.2%	88.7%
Operating costs:
SG&A expenses	542.0	37.4%	510.6	56.2%	6.1%
R&D expenses	60.4	4.2%	51.2	5.6%	18.0%
Operating profit (loss)	206.8	14.3%	(132.9)	(14.6)%	(255.6)%
Nonoperating income (expense):
Other income	0.6	—%	0.2	—%	NM
Interest expense, net	(31.6)	(2.2)%	(17.8)	(2.0)%	77.5%
Earnings (loss) before income taxes	175.8	12.1%	(150.5)	(16.6)%	(216.8)%
Income tax expense (benefit)	14.0	1.0%	(39.8)	(4.4)%	(135.2)%
Net income (loss)	$161.8	11.2%	$(110.7)	(12.2)%	(246.2)%

Effective tax rate	8.0%		26.4%

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six Month Period Ended July 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	104.4%	59.4%
Less the impact of:
Discontinued products	1.9%	2.6%
Currency exchange rates	(4.0)%	(3.4)%
Core sales growth (non-GAAP)	102.3%	58.6%
For the three and six months ended July 2, 2021, sales and core sales increased in the majority of the markets in which we operate as demand increased due to more patients seeking dental care with more dental offices being open compared to 2020. Sales and core sales for the three and six months ended July 3, 2020, were impacted by the COVID-19 pandemic.
Sales for the three months ended July 2, 2021 increased 104.4% compared to the comparable period in 2020. Price positively impacted sales growth by 0.2% on period-over-period basis. Sales increased by 100.2% due to higher volume, including the impact of discontinued products and product mix. Sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Sales in emerging markets increased primarily due to an increase in Russia and China.

Sales for the six months ended July 2, 2021 increased 59.4% compared to the comparable period in 2020. Price positively impacted sales growth by 0.3% on period-over-period basis. Sales increased by 55.7% due to higher volume, including the impact of discontinued products and product mix. Sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Sales in emerging markets increased primarily due to China and Russia.
Core sales growth for the three and six months ended July 2, 2021 increased 102.3% and 58.6%, respectively, compared to the comparable periods in 2020. Core sales increased primarily due to higher volume and product mix. Core sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Core sales in emerging markets increased primarily due to Russia and China.
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$740.1	$362.0	$1,449.3	$909.2
Cost of sales	328.2	211.5	640.1	480.3
Gross profit	$411.9	$150.5	$809.2	$428.9
Gross profit margin	55.7%	41.6%	55.8%	47.2%
The increase in cost of sales during the three and six months ended July 2, 2021, as compared to the comparable periods in 2020, was primarily due to higher sales as a result of higher demand as patients sought dental care with more dental offices being open compared to 2020, partially offset by improved sales mix, lower restructuring expenses and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.
The increase in gross profit margin during the three and six months ended July 2, 2021, as compared to the comparable periods in 2020, was primarily due to higher sales volume, improved product mix, lower restructuring expenses and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$740.1	$362.0	$1,449.3	$909.2
Selling, general and administrative expenses	$283.1	$241.9	$542.0	$510.6
Research and development expenses	$30.3	$16.5	$60.4	$51.2
SG&A as a % of sales	38.3%	66.8%	37.4%	56.2%
R&D as a % of sales	4.1%	4.6%	4.2%	5.6%
The decrease in SG&A expenses as a percentage of sales for the three and six months ended July 2, 2021, as compared to the comparable periods of 2020, was primarily due to higher sales, lower restructuring expenses and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, partially offset by higher sales, marketing and administrative spend.
The decrease in R&D expenses as a percentage of sales for the three and six months ended July 2, 2021, as compared to the comparable periods of 2020, was primarily due to the increase in sales, offset by increased spending on product development initiatives.
OPERATING PROFIT
Operating profit margin was 13.3% and 14.3% for the three and six months ended July 2, 2021, respectively, as compared to an operating loss margin of 29.8% and 14.6% for the comparable periods of 2020, respectively. The increase in operating profit margin was primarily due to higher sales volume and improved product mix, lower restructuring expenses, incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, partially offset by higher sales, marketing and administrative spend.
OTHER INCOME
The other components of net periodic benefit costs included in other income, were $0.3 million and $0.1 million for the three months ended July 2, 2021 and July 3, 2020, respectively, and $0.6 million and $0.2 million for the six months ended July 2, 2021 and July 3, 2020, respectively.

INTEREST COSTS AND FINANCING
Interest costs were $13.6 million and $14.5 million for the three months ended July 2, 2021 and July 3, 2020, respectively, and $31.6 million and $17.8 million for the six months ended July 2, 2021 and July 3, 2020, respectively. The increase in interest expense for the six months ended July 2, 2021, as compared to the comparable period in 2020, is primarily due to our higher outstanding debt balances throughout the period, including $12.7 million in interest expense related to the Notes, which were issued in May 2020.

INCOME TAXES

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Effective tax rate	(5.8)%	23.5%	8.0%	26.4%

Our effective tax rates of (5.8)% and 8.0% for the three and six months ended July 2, 2021, respectively, was lower compared to the comparable periods in 2020 primarily due to an income tax benefit from the recognition of an amortizable deferred tax asset associated with the estimated value of a tax basis step-up of certain Swiss assets and a decrease in the valuation allowance related to Swiss net operating losses.

COMPREHENSIVE INCOME (LOSS)
For the three months ended July 2, 2021, comprehensive income was $105.1 million as compared to comprehensive loss of $60.1 million for the comparable period of 2020. For the six months ended July 2, 2021, comprehensive income was $124.7 million as compared to comprehensive loss of $123.0 million for the comparable period of 2020. The increase for the three months ended July 2, 2021 was primarily due to net income generated in the current period compared to a net loss in the prior year period. The increase for the six months ended July 2, 2021 was primarily due to net income generated in the current period compared to a net loss in the prior year period, partially offset by higher foreign currency translation losses.
RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$386.2	$184.6	$752.7	$457.2
Operating profit (loss)	$74.1	$(19.2)	$154.6	$(11.4)
Operating profit (loss) as a % of sales	19.2%	(10.4)%	20.5%	(2.5)%
Sales and Core Sales Growth

	% Change Three Month Period Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six Month Period Ended July 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	109.2%	64.6%
Less the impact of:
Discontinued products	—%	(0.1)%
Currency exchange rates	(4.4)%	(3.8)%
Core sales growth (non-GAAP)	104.8%	60.7%
Sales
For the three and six months ended July 2, 2021, sales and core sales increased in the majority of the markets in which we operate as demand increased due to more patients seeking dental care with more dental offices being open compared to 2020. Sales and core sales for the three and six months ended July 3, 2020 were impacted by the COVID-19 pandemic.
Sales for the three months ended July 2, 2021 increased 109.2%, compared to the comparable period in 2020. Price negatively impacted sales growth by 0.6% on a period-over-period basis. Sales increased by 105.4% due to higher volume and product mix as demand improved for implant systems and orthodontic products. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to China and Russia.

Sales for the six months ended July 2, 2021 increased 64.6%, compared to the comparable period in 2020. Price negatively impacted sales growth by 0.3% on a period-over-period basis. Sales increased by 61.1% due to higher volume, including the impact of discontinued products and product mix as demand improved for implant systems and orthodontic products. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to China and Russia.

Core sales for the three and six months ended July 2, 2021, increased 104.8% and 60.7%, respectively, compared to the comparable periods in 2020 primarily due to higher volume and product mix as demand improved for implant systems and orthodontic products. Core sales in developed markets increased primarily due to an increase in North America and Western Europe. Core sales in emerging markets increased primarily due to China and Russia.
Operating Profit

Operating profit margin was 19.2% and 20.5% for the three and six months ended July 2, 2021, respectively, as compared to an operating profit margin of (10.4)% and (2.5)% for the comparable periods of 2020. The increase in operating profit margin was primarily due to higher sales volume and improved product mix, lower restructuring expenses, incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, partially offset by higher sales and marketing spend.
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
Equipment & Consumables Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$353.9	$177.4	$696.6	$452.0
Operating profit (loss)	$57.0	$(53.8)	$115.6	$(73.1)
Operating profit (loss) as a % of sales	16.1%	(30.3)%	16.6%	(16.2)%
Sales and Core Sales Growth

	% Change Three Month Period Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six Month Period Ended July 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	99.5%	54.1%
Less the impact of:
Discontinued products	4.0%	5.4%
Currency exchange rates	(3.6)%	(3.0)%
Core sales growth (non-GAAP)	99.9%	56.5%
Sales
For the three and six months ended July 2, 2021, sales and core sales increased in the majority of the markets in which we operate as demand increased due to more patients seeking dental care with more dental offices being open compared to 2020. Sales and core sales for the three and six months ended July 3, 2020 were impacted by the COVID-19 pandemic.
Sales for the three months ended July 2, 2021 increased 99.5% compared to the comparable period in 2020. Price positively impacted sales growth by 0.9% on a period-over-period basis. Sales increased by 95.0% due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to Russia and Eastern Europe, partially offset by lower sales in China and Brazil.

Sales for the six months ended July 2, 2021 increased 54.1% compared to the comparable period in 2020. Price positively impacted sales growth by 0.8% on a period-over-period basis. Sales increased by 50.3% due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to Russia, Eastern Europe and China, partially offset by lower sales in Brazil.
Core sales growth for the three months ended July 2, 2021 increased 99.9%, compared to the comparable period in 2020. Core sales increased primarily due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to Russia and Eastern Europe, partially offset by lower sales in China.
Core sales growth for the six months ended July 2, 2021 increased 56.5%, compared to the comparable period in 2020. Core sales increased primarily due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to Russia, Eastern Europe and China.
Operating Profit

Operating profit margin was 16.1% and 16.6% for the three and six months ended July 2, 2021, respectively, as compared to an operating profit margin of (30.3)% and (16.2)% for the comparable periods of 2020. The increase in operating profit margin was primarily due to higher sales volume, improved product mix, lower restructuring expenses, incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, partially offset by higher sales and marketing spend.
INFLATION
The effect of inflation on our sales and net income (loss) was not significant for the three and six months ended July 2, 2021 and July 3, 2020.

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
Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Six Months Ended
	July 2, 2021	July 3, 2020
Net cash provided by (used in) operating activities	$137.3	$(57.6)

Acquisitions, net of cash acquired	$—	$(40.7)
Payments for additions to property, plant and equipment	(28.5)	(21.4)
All other investing activities	5.7	7.7
Net cash used in investing activities	$(22.8)	$(54.4)

Proceeds from issuance of convertible senior notes	$—	$517.5
Payment of debt issuance and other deferred financing costs	(2.3)	(17.3)
Proceeds from revolving line of credit	—	249.8
Repayment of borrowings	(475.6)	(0.1)
Purchase of capped calls related to issuance of convertible senior notes	—	(20.7)
Proceeds from stock option exercises	13.8	5.0
All other financing activities	1.0	(1.1)
Net cash (used in) provided by financing activities	$(463.1)	$733.1

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period for working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $137.3 million during the six months ended July 2, 2021, as compared to cash used in operating activities of $57.6 million for the comparable period of 2020. The increase was primarily due to higher net income and changes in accrued liabilities, partially offset by lower cash provided by working capital.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.
Net cash used in investing activities decreased by $31.6 million for the six months ended July 2, 2021, as compared to the comparable period in 2020. The decrease was primarily due to no acquisition activity in the current period, partially offset by higher purchases of property, plant and equipment. Matricel was acquired on January 21, 2020, for $40.7 million, net of acquired cash.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.
Net cash used in financing activities was $463.1 million during the six months ended July 2, 2021, compared to $733.1 million provided by financing activities for the comparable period of 2020. In February 2021, we repaid $472.0 million of the Euro Term Loan Facility in connection with an amendment to the Credit Agreement. In March 2020, we borrowed the full amount available under the Revolving Credit Facility and in May of 2020, we issued the Notes and received net proceeds of $502.5 million. In connection with the issuance of the Notes we purchased the Capped Calls for $20.7 million.

For a description of our outstanding debt as of July 2, 2021, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our Revolving Credit Facility.
As of July 2, 2021, we had no borrowings outstanding under the Revolving Credit Facility.

Cash and Cash Requirements
As of July 2, 2021, we held $553.9 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $211.3 million was held within the United States and $342.6 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2020 10-K.
While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. Following enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. The cash that our non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of July 2, 2021, we believe that we have sufficient sources of liquidity to satisfy our cash needs, including our cash needs in the United States.
Contractual Obligations
There were no material changes to our contractual obligations during the three and six months ended July 2, 2021, other than the repayment of $472.0 million of the Euro Term Loan Facility. For a discussion of our contractual obligations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in the 2020 10-K.

Off-Balance Sheet Arrangements
There were no material changes to the Company’s off-balance sheet arrangements described in the 2020 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.

Debt Financing Transactions
For a description of our outstanding debt as of July 2, 2021, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2020 10-K. There were no material changes to this information reported in our 2020 10-K during the quarter ended July 2, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2020 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2020 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 (the “Q1 10-Q”), which could materially affect our business, financial position, or future results of operations. The risks described in our 2020 10-K and Q1 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our 2020 10-K and Q1 10-Q.

We have outstanding indebtedness of approximately $1.4 billion, and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations.

As of July 30, 2021, we had outstanding indebtedness of approximately $1.4 billion, including approximately $896.8 million under our Amended Credit Agreement, $517.5 million under the Notes, and had an additional $750.0 million of borrowing capacity under the Revolving Credit Facility pursuant to the Amended Credit Agreement, with the ability to request further increases to the Revolving Credit Facility up to $350.0 million.
Please refer to Note 12 to our condensed consolidated financial statements included in this Quarterly Report. This debt could have important, adverse consequences to us and our security holders, including:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our businesses and industries;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. The Amended Credit Agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long-term interest, including for example EBITDA-based leverage and interest coverage ratios. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements.
The risks described above will increase with the amount of indebtedness we incur, and in the future we may incur significant indebtedness in addition to the indebtedness described above.
The price of our common stock may continue to be volatile.
We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through July 30, 2021, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $46.52 on May 7, 2021. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:
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
•overall market fluctuations and domestic and worldwide economic conditions; and
•other factors described in our 2020 10-K and in this Quarterly Report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation
3.2
Amended and Restated Bylaws of Envista Holdings Corporation (inclusive of all amendments through April 7, 2020) (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, Commission File No. 001-39054)

10.1
Amended Credit Agreement, dated as of June 15, 2021, by and among Envista Holdings Corporation, each Guarantor party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 16, 2021, Commission File No. 001-39054)

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

ENVISTA HOLDINGS CORPORATION
Date: August 3, 2021	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer

Date: August 3, 2021	By:	/s/ Kari-Lyn Moore
Kari-Lyn Moore
Vice President and Chief Accounting Officer