Form 10-Q
period 2021-10-01
Envista Holdings Corp
filed 2021-11-03
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of October 29, 2021, was 161,368,349.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	October 1, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$638.8	$888.9
Trade accounts receivable, less allowance for credit losses of $25.2 and $30.5, respectively	307.4	301.7
Inventories, net	274.3	216.0
Prepaid expenses and other current assets	77.9	70.1
Current assets held for sale	468.0	113.9
Total current assets	1,766.4	1,590.6
Property, plant and equipment, net	266.1	274.6
Operating lease right-of-use assets	150.8	162.7
Other long-term assets	174.1	119.0
Goodwill	3,145.8	3,207.4
Other intangible assets, net	1,058.8	1,152.7
Noncurrent assets held for sale	—	369.0
Total assets	$6,562.0	$6,876.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$426.7	$886.8
Trade accounts payable	171.0	202.5
Accrued expenses and other liabilities	509.9	467.8
Operating lease liabilities	24.5	31.1
Current liabilities held for sale	137.1	96.5
Total current liabilities	1,269.2	1,684.7
Operating lease liabilities	139.7	152.6
Other long-term liabilities	318.2	347.0
Long-term debt	887.8	907.7
Noncurrent liabilities held for sale	—	63.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued or outstanding at October 1, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, 500.0 million shares authorized;161.7 million shares issued and 161.3 million shares outstanding at October 1, 2021; 160.2 million shares issued and 160.0 million outstanding at December 31, 2020	1.6	1.6
Additional paid-in capital	3,716.6	3,684.4
Retained earnings	381.1	126.4
Accumulated other comprehensive loss	(152.6)	(91.8)
Total Envista stockholders’ equity	3,946.7	3,720.6
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	3,947.1	3,721.0
Total liabilities and stockholders’ equity	$6,562.0	$6,876.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended			Nine Months Ended
	October 1, 2021	October 2, 2020		October 1, 2021		October 2, 2020
Sales	$607.3	$547.2		$1,857.1		$1,312.8
Cost of sales	251.0	238.8		773.8		598.0
Gross profit	356.3	308.4		1,083.3		714.8
Operating expenses:
Selling, general and administrative	250.6	226.8		747.5		681.3
Research and development	24.0	20.0		75.7		63.5
Operating profit (loss)	81.7	61.6		260.1		(30.0)
Nonoperating income (expense):
Other income	0.2	0.2		0.8		0.4
Interest expense, net	(12.0)	(23.4)		(43.6)		(41.2)
Income (loss) before income taxes	69.9	38.4		217.3		(70.8)
Income tax (benefit) expense	(10.3)	14.8		(3.7)		(22.2)
Income (loss) from continuing operations	80.2	23.6		221.0		(48.6)
Income (loss) from discontinued operations, net of tax (refer to Note 3)	12.7	12.0		33.7		(26.5)
Net income (loss)	$92.9	$35.6		$254.7		$(75.1)
Earnings (loss) per share:
Earnings (loss) from continuing operations - basic	$0.50	$0.15		$1.37		$(0.30)
Earnings (loss) from continuing operations - diluted	$0.45	$0.14		$1.25		$(0.30)

Earnings (loss) from discontinued operations - basic	$0.08	$0.08		$0.21		$(0.17)
Earnings (loss) from discontinued operations - diluted	$0.07	$0.07		$0.19		$(0.17)

Earnings (loss) - basic	$0.58	$0.22	*	$1.58		$(0.47)
Earnings (loss) - diluted	$0.52	$0.22	*	$1.43	*	$(0.47)
Average common stock and common equivalent shares outstanding:
Basic	161.5	159.7		161.1		159.4
Diluted	178.1	163.9		177.5		159.4
* Earnings (loss) per share is computed independently for earnings (loss) per share from continuing operations and earnings (loss) per share from discontinued operations. The sum of earnings (loss) per share from continuing operations and earnings (loss) per share from discontinued operations does not equal earnings (loss) per share due to rounding.
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net income (loss)	$92.9	$35.6	$254.7	$(75.1)
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(25.0)	18.6	(64.3)	14.5
Cash flow hedge adjustments	1.1	1.5	3.6	(7.4)
Pension plan adjustments	0.2	0.2	(0.1)	0.9
Total other comprehensive (loss) income, net of income taxes	(23.7)	20.3	(60.8)	8.0
Comprehensive income (loss)	$69.2	$55.9	$193.9	$(67.1)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Nine Months Ended October 1, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2020	$1.6	$3,684.4	$126.4	$(91.8)	$3,720.6	$0.4
Common stock-based award activity	—	6.7	—	—	6.7	—
Net income	—	—	71.7	—	71.7	—
Other comprehensive loss	—	—	—	(52.1)	(52.1)	—
Balance, April 2, 2021	1.6	3,691.1	198.1	(143.9)	3,746.9	0.4
Common stock-based award activity	—	16.5	—	—	16.5	—
Net income	—	—	90.1	—	90.1	—
Other comprehensive income	—	—	—	15.0	15.0	—
Balance, July 2, 2021	1.6	3,707.6	288.2	(128.9)	3,868.5	0.4
Common stock-based award activity	—	9.0	—	—	9.0	—
Net income	—	—	92.9	—	92.9	—
Other comprehensive loss	—	—	—	(23.7)	(23.7)	—
Balance, October 1, 2021	$1.6	$3,716.6	$381.1	$(152.6)	$3,946.7	$0.4

	Nine Months Ended October 2, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2019	$1.6	$3,589.7	$93.1	$(144.2)	$3,540.2	$2.6
Common stock-based award activity	—	6.4	—	—	6.4	—
Net loss	—	—	(17.2)	—	(17.2)	—
Other comprehensive loss	—	—	—	(45.7)	(45.7)	—
Balance, April 3, 2020	1.6	3,596.1	75.9	(189.9)	3,483.7	2.6
Common stock-based award activity	—	7.6	—	—	7.6	—
Equity component of convertible senior notes, net of financing costs and taxes	—	77.9	—	—	77.9	—
Purchase of capped calls related to issuance of convertible senior notes, net of taxes	—	(15.7)	—	—	(15.7)	—
Net loss	—	—	(93.5)	—	(93.5)	—
Other comprehensive income	—	—	—	33.4	33.4	—
Changes in noncontrolling interests	—	—	—	—	—	(0.1)
Balance, July 3, 2020	1.6	3,665.9	(17.6)	(156.5)	3,493.4	2.5
Common stock-based award activity	—	8.3	—	—	8.3
Net income	—	—	35.6	—	35.6
Other comprehensive income	—	—	—	20.3	20.3
Changes in noncontrolling interests	—	—	—	—	—	$(0.3)
Balance, October 2, 2020	$1.6	$3,674.2	$18.0	$(136.2)	$3,557.6	$2.2
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net income (loss)	$254.7	$(75.1)
Noncash items:
Depreciation	29.4	31.5
Amortization	62.6	68.0
Allowance for credit losses	4.2	20.1
Stock-based compensation expense	21.6	16.7
Gain on sale of property, plant and equipment	(2.2)	—
Restructuring charges	0.3	11.1
Impairment charges	9.4	17.1
Amortization of right-of-use assets	21.3	23.1
Amortization of debt discount and issuance costs	17.6	8.0
Change in trade accounts receivable	(15.1)	64.3
Change in inventories	(67.1)	16.8
Change in trade accounts payable	(39.9)	(49.3)
Change in prepaid expenses and other assets	(23.4)	(33.8)
Change in accrued expenses and other liabilities	(18.7)	(0.8)
Change in operating lease liabilities	(29.1)	(27.2)
Net cash provided by operating activities	225.6	90.5
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(40.7)
Payments for additions to property, plant and equipment	(46.0)	(34.6)
Proceeds from sales of property, plant and equipment	11.6	—
All other investing activities	8.5	11.3
Net cash used in investing activities	(25.9)	(64.0)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	517.5
Payment of debt issuance and other deferred financing costs	(2.3)	(17.2)
Proceeds from revolving line of credit	—	249.8
Repayment of revolving line of credit	—	(250.0)
Repayment of borrowings	(475.7)	—
Purchase of capped calls related to issuance of convertible senior notes	—	(20.7)
Proceeds from stock option exercises	16.0	8.7
All other financing activities	(5.4)	0.6
Net cash (used in) provided by financing activities	(467.4)	488.7
Effect of exchange rate changes on cash and cash equivalents	17.6	(25.6)
Net change in cash and cash equivalents	(250.1)	489.6
Beginning balance of cash and cash equivalents	888.9	211.2
Ending balance of cash and cash equivalents	$638.8	$700.8

Supplemental data:
Cash paid for interest	$26.1	$34.3
Cash paid for taxes	$65.6	$22.3
ROU assets obtained in exchange for operating lease obligations	$24.9	$16.0
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of October 1, 2021 and December 31, 2020, and its results of operations for the three and nine month periods ended October 1, 2021 and October 2, 2020 and cash flows for the nine month periods ended October 1, 2021 and October 2, 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and accompanying notes for the three years ended December 31, 2020, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 19, 2021.

As discussed in Note 3, Discontinued Operations, the Company has entered into a master sale and purchase agreement to sell its KaVo dental treatment unit and instrument business (the "KaVo Treatment Unit and Instrument Business"), which was part of the Company’s Equipment and Consumables segment. The previously reported amounts for the KaVo Treatment Unit and Instrument Business have been reclassified to discontinued operations for all periods presented. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. During 2020, the Company’s sales and results of operations were most impacted by the COVID-19 pandemic during the first and second quarters with positive signs of recovery during the third and fourth quarters of 2020. During the three and nine months ended October 1, 2021, the Company continued to see positive signs of recovery in certain markets in which it operates, however, certain markets continue to be more adversely impacted than others.

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

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the extent and severity of the impact on the Company's customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, the ability of the Company to continue to manufacture and source its products and to find suitable alternative products at reasonable prices, the impact of the pandemic and associated economic downturn on the Company’s ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, the Company may continue to experience materially adverse impacts on the Company’s financial condition and results of operations.

The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, continued or worsening supply chain disruptions, uncertain demand, staffing shortages due to any federal, state, and local vaccine mandates and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers and suppliers. The extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

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

NOTE 3. DISCONTINUED OPERATIONS
On September 7, 2021, the Company entered into a master sale and purchase agreement (the "Purchase Agreement") with planmeca Verwaltungs GmbH, Germany ("Planmeca"), and Planmeca Oy, a privately-held Finnish company, as guarantor, pursuant to which the Company will sell to Planmeca its KaVo Treatment Unit and Instrument Business for total consideration of up to $455 million, which includes a potential earn-out payment of up to $30 million, subject to certain adjustments as provided in the Purchase Agreement. The Purchase Agreement provides that the Company will sell the KaVo Treatment Unit and Instrument Business through the sale of certain assets, the transfer of the equity of certain of its subsidiaries, and the assumption by Planmeca of certain liabilities and agreements, in each case used in or related to the KaVo Treatment Unit and Instrument Business (the "Divestiture"). The transaction is expected to close at the end of 2021.

The Divestiture was part of the Company’s strategy to structurally improve its long-term margins and represents a strategic shift with a major effect on the Company’s operations and financial results as described in Accounting Standards Codification—Discontinued Operations ("ASC 205-20"). The pending sale meets the criteria to be accounted for as a discontinued operation. Accordingly, the Company has applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, the Company reclassified the Divestiture to assets and liabilities held for sale on its Condensed Consolidated Balance Sheets as of October 1, 2021 and December 31, 2020 and reclassified the financial results of the Divestiture in its Condensed Consolidated Statements of Operations for all periods presented. The Company’s Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 1, 2021 and October 2, 2020 include the financial results of the KaVo Treatment Unit and Instrument Business.

The carrying amounts of the assets and liabilities of the Divestiture have been reclassified from their historical balance sheet presentation to current and noncurrent assets and current and noncurrent liabilities held for sale as follows:

	As of
	October 1, 2021	December 31, 2020
ASSETS
Current assets:
Trade accounts receivable, less allowance for credit losses of $4.4 and $6.6, respectively	$57.4	$59.3
Inventories, net	53.5	50.9
Prepaid expenses and other current assets	6.7	3.7
Property, plant and equipment, net	27.5	—
Operating lease right-of-use assets	2.8	—
Other assets	8.2	—
Goodwill	212.0	—
Other intangible assets, net	99.9	—
Current assets held for sale	$468.0	$113.9
Property, plant and equipment, net	$—	$28.4
Operating lease right-of-use assets	—	2.6
Other long-term assets	—	8.2
Goodwill	—	223.3
Other intangible assets, net	—	106.5
Noncurrent assets held for sale	$—	$369.0
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$20.4	$32.6
Accrued expenses and other liabilities	53.5	62.5
Operating lease liabilities	2.7	1.4
Other liabilities	60.5	—
Current liabilities held for sale	$137.1	$96.5
Operating lease liabilities	$—	$1.2
Other long-term liabilities	—	61.8
Noncurrent liabilities held for sale	$—	$63.0

The operating results of the Divestiture are reflected in the Condensed Consolidated Statements of Operations within income (loss) from discontinued operations, net of tax as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$102.5	$93.3	302.0	$236.8
Cost of sales	57.2	61.1	174.4	182.1
Gross profit	45.3	32.2	127.6	54.7
Operating expenses:
Selling, general and administrative	25.2	22.0	70.4	78.1
Research and development	3.8	2.4	12.5	10.1
Operating profit (loss)	16.3	7.8	44.7	(33.5)
Income tax expense (benefit)	$3.6	$(4.2)	$11.0	$(7.0)
Income (loss) from discontinued operations	$12.7	$12.0	$33.7	$(26.5)

Significant non-cash operating items and capital expenditures for the Divestiture are reflected in the cash flows from operations as follows:

	Nine Months Ended
	October 1, 2021	October 2, 2020
Cash flows from operating activities
Non-cash restructuring charges	$—	$9.6
Impairment charges	$—	$10.3
Depreciation and amortization[1]	$5.6	$9.0

Cash flows from investing activities:
Capital expenditures	$4.2	$4.5
[1] Depreciation and amortization are no longer recognized once the business is classified as held for sale.

NOTE 4. CREDIT LOSSES

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2020	$30.5
Foreign currency translation	(0.8)
Provision for credit losses	3.5
Write-offs charged against the allowance	(3.6)
Recoveries	(4.4)
Balance at October 1, 2021	$25.2

NOTE 5. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	October 1, 2021	December 31, 2020
Finished goods	$232.3	$179.3
Work in process	21.1	25.3
Raw materials	82.0	71.8
Reserve for inventory obsolescence	(61.1)	(60.4)
Total	$274.3	$216.0

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	October 1, 2021	December 31, 2020
Land and improvements	$10.8	$16.9
Buildings and improvements	172.2	148.8
Machinery, equipment and other assets	365.5	342.8
Construction in progress	42.1	84.8
Gross property, plant and equipment	590.6	593.3
Less: accumulated depreciation	(324.5)	(318.7)
Property, plant and equipment, net	$266.1	$274.6

NOTE 7. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance, December 31, 2020	$2,099.0	$1,108.4	$3,207.4
Foreign currency translation	(49.7)	(11.9)	(61.6)
Balance, October 1, 2021	$2,049.3	$1,096.5	$3,145.8

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	October 1, 2021		December 31, 2020
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$163.8	$17.0	$142.5	$13.6
Restructuring-related employee severance, benefits and other	15.3	—	23.0	—
Pension benefits	8.5	58.6	8.5	60.6
Taxes, income and other	47.8	200.6	48.3	199.8
Contract liabilities	57.0	4.5	44.6	3.6
Sales and product allowances	68.0	1.2	56.9	0.9
Loss contingencies	10.0	29.1	6.3	33.2
Derivative financial instruments	32.2	—	42.4	27.8
Other	107.3	7.2	95.3	7.5
Total	$509.9	$318.2	$467.8	$347.0

NOTE 9.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On September 20, 2019, the Company entered into cross-currency swap derivative contracts with respect to its $650.0 million senior unsecured term loan facility. These contracts effectively convert the $650.0 million senior unsecured term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity, in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 14. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature in September 2022.

The Company also has foreign currency denominated long-term debt in the amount of €208.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Condensed Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss in equity (see Note 14). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2024. Refer to Note 13 for a further discussion of the above loan facilities.
The Company uses interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior unsecured term loans. The interest rate swap contracts exchange interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity (see Note 14). Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on September 2022.

The following table summarizes the notional values as of October 1, 2021 and October 2, 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three and nine months ended October 1, 2021 and October 2, 2020 ($ in millions):

	Three Months Ended October 1, 2021		Three Months Ended October 2, 2020
	Notional Amount	Gain Recognized in OCI	Notional Amount	Gain (Loss) Recognized in OCI
Interest rate contracts	$250.0	$1.5	$450.0	$1.9
Foreign currency contracts	650.0	14.1	650.0	(30.7)
Foreign currency denominated debt	241.2	5.6	703.0	(28.1)
Total	$1,141.2	$21.2	$1,803.0	$(56.9)

	Nine Months Ended October 1, 2021		Nine Months Ended October 2, 2020
	Notional Amount	Gain Recognized in OCI	Notional Amount	Loss Recognized in OCI
Interest rate contracts	$250.0	$4.8	$450.0	$(9.8)
Foreign currency contracts	650.0	33.1	650.0	(20.9)
Foreign currency denominated debt	241.2	19.7	703.0	(30.1)
Total	$1,141.2	$57.6	$1,803.0	$(60.8)

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 14, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 14. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three and nine months ended October 1, 2021 and October 2, 2020. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three and nine months ended October 1, 2021 and October 2, 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	October 1, 2021	December 31, 2020
Derivative liabilities:
Accrued expenses and other liabilities	$32.2	$70.2

Nonderivative hedging instruments:
Short-term debt	$—	$472.0
Long-term debt	$241.2	$260.9
Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

NOTE 10. FAIR VALUE MEASUREMENTS
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 1, 2021:
Liabilities:
Interest rate swap derivative contracts	$—	$3.5	$—	$3.5
Cross-currency swap derivative contracts	$—	$28.7	$—	$28.7
Deferred compensation plans	$—	$15.5	$—	$15.5

December 31, 2020:
Liabilities:
Interest rate swap derivative contracts	$—	$8.3	$—	$8.3
Cross-currency swap derivative contracts	$—	$61.8	$—	$61.8
Deferred compensation plans	$—	$11.8	$—	$11.8
Derivative Instruments
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. The interest rate swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and forward curves as inputs. Refer to Note 9 for additional information.
Deferred Compensation Plans
Certain management employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. All amounts deferred under this plan are unfunded, unsecured obligations and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets (refer to Note 8). Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates on investment options within the Company’s 401(k) program. Amounts voluntarily deferred by employees into the Company stock fund and amounts contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of Company common stock, and therefore are not reflected in the above amounts.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	October 1, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Interest rate swap derivative contracts	$3.5	$3.5	$8.3	$8.3
Cross-currency swap derivative contracts	$28.7	$28.7	$61.8	$61.8
Convertible senior notes due 2025	$426.7	$1,097.2	$411.1	$902.7
Long-term debt	$887.8	$887.8	$907.7	$907.7
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on October 1, 2021 and December 31, 2020. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2020	$12.4
Accruals for warranties issued during the year	12.1
Settlements made	(14.4)
Effect of foreign currency translation	(0.2)
Balance at October 1, 2021	$9.9

NOTE 12. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $39.1 million and $39.5 million as of October 1, 2021 and December 31, 2020, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 13. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows ($ in millions):

	October 1, 2021	December 31, 2020
Senior term loan facility due 2024 ($650.0 aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $2.9 and $1.9, respectively	$647.1	$648.1
Senior euro term loan facility due 2024 (€208.0 and €600.0 aggregate principal amount, respectively) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $0.5 and $1.3, respectively	240.7	731.6
Convertible senior notes due 2025 ($517.5 aggregate principal amount), net of deferred debt issuance costs of $9.4 and $10.8, respectively, and unamortized discount of $81.4 and $95.6, respectively	426.7	411.1
Other	—	3.7
Total debt	1,314.5	1,794.5
Less: current portion	(426.7)	(886.8)
Long-term debt	$887.8	$907.7
Unamortized debt issuance costs and discount totaled $94.2 million and $109.6 million as of October 1, 2021 and December 31, 2020, respectively, which have been netted against their respective aggregate principal amounts of the related debt in the table above, and are being amortized to interest expense over the term of the respective debt.
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

The Revolving Credit Facility includes an aggregate principal amount of $750.0 million with a $20.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of October 1, 2021 and December 31, 2020, there were no borrowings outstanding under the Revolving Credit Facility.
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
The interest rates for borrowings under the Term Loan Facility were 1.25% and 4.25% as of October 1, 2021 and December 31, 2020, respectively. The interest rates for borrowings under the Euro Term Loan Facility were 0.95% and 3.33% as of October 1, 2021 and December 31, 2020, respectively. Interest is payable quarterly for the Term Loans. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 9. The Amended Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Amended Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Amended Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Amended Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Amended Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of October 1, 2021.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Company’s current intent and policy is to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of October 1, 2021 and December 31, 2020, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended October 1, 2021 and December 31, 2020, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Contractual interest expense	$3.1	$3.1	$9.2	$4.5
Amortization of debt issuance costs	0.5	0.4	1.4	0.6
Amortization of debt discount	4.9	4.4	14.2	6.4
Total interest expense	$8.5	$7.9	$24.8	$11.5

For the three and nine months ended October 1, 2021, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 7.3% to interest expense over the term of the Notes.

As of October 1, 2021 and December 31, 2020, the if-converted value of the Notes exceeded the outstanding principal amount by $536.0 million and $313.1 million, respectively.

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

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended October 1, 2021
Balance, July 2, 2021	$(101.8)	$(3.8)	$(23.3)	$(128.9)
Other comprehensive loss before reclassifications:
(Decrease) increase	(20.2)	1.5	—	(18.7)
Income tax impact	(4.8)	(0.4)	—	(5.2)
Other comprehensive loss before reclassifications, net of income taxes	(25.0)	1.1	—	(23.9)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.2	0.2
Income tax impact	—	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	—	0.2	0.2
Net current period other comprehensive (loss) income, net of income taxes	(25.0)	1.1	0.2	(23.7)
Balance, October 1, 2021	$(126.8)	$(2.7)	$(23.1)	$(152.6)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended October 2, 2020
Balance, July 3, 2020	$(120.5)	$(8.8)	$(27.2)	$(156.5)
Other comprehensive income before reclassifications:
Increase	4.0	1.9	—	5.9
Income tax impact	14.6	(0.4)	—	14.2
Other comprehensive income before reclassifications, net of income taxes	18.6	1.5	—	20.1
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.3	0.3
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	—	0.2	0.2
Net current period other comprehensive income, net of income taxes	18.6	1.5	0.2	20.3
Balance, October 2, 2020	$(101.9)	$(7.3)	$(27.0)	$(136.2)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended October 1, 2021
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(51.2)	4.8	—	(46.4)
Income tax impact	(13.1)	(1.2)	—	(14.3)
Other comprehensive (loss) income before reclassifications, net of income taxes	(64.3)	3.6	—	(60.7)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	—	—
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(64.3)	3.6	(0.1)	(60.8)
Balance, October 1, 2021	$(126.8)	$(2.7)	$(23.1)	$(152.6)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended October 2, 2020
Balance, December 31, 2019	$(116.4)	$0.1	$(27.9)	$(144.2)
Other comprehensive loss before reclassifications:
Increase (decrease)	1.9	(9.8)	—	(7.9)
Income tax impact	12.6	2.4	—	15.0
Other comprehensive income (loss) before reclassifications, net of income taxes	14.5	(7.4)	—	7.1
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	1.1	1.1
Income tax impact	—	—	(0.2)	(0.2)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.9	0.9
Net current period other comprehensive income (loss), net of income taxes	14.5	(7.4)	0.9	8.0
Balance, October 2, 2020	$(101.9)	$(7.3)	$(27.0)	$(136.2)

NOTE 15. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and nine months ended October 1, 2021 and October 2, 2020 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, have experienced extended periods of accelerated growth in gross domestic product and infrastructure, which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended October 1, 2021			Three Months Ended October 2, 2020
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$165.4	$164.0	$329.4	$147.4	$157.2	$304.6
Western Europe	76.7	27.0	103.7	69.1	25.3	94.4
Other developed markets	23.4	9.3	32.7	22.5	9.0	31.5
Emerging markets	97.9	43.6	141.5	77.9	38.8	116.7
Total	$363.4	$243.9	$607.3	$316.9	$230.3	$547.2

	Nine Months Ended October 1, 2021			Nine Months Ended October 2, 2020
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$502.8	$491.9	$994.7	$354.2	$355.5	$709.7
Western Europe	267.8	89.3	357.1	172.5	55.7	228.2
Other developed markets	74.2	31.1	105.3	59.5	22.8	82.3
Emerging markets	271.3	128.7	400.0	187.9	104.7	292.6
Total	$1,116.1	$741.0	$1,857.1	$774.1	$538.7	$1,312.8

Sales by Major Product Group:

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Consumables	$493.7	$459.0	$1,541.6	$1,090.7
Equipment	113.6	88.2	315.5	222.1
Total	$607.3	$547.2	$1,857.1	$1,312.8
Remaining Performance Obligations
Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.
As of October 1, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $28.0 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of October 1, 2021 and December 31, 2020, the contract liabilities were $61.5 million and $48.2 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the nine months ended October 1, 2021 and October 2, 2020 that was included in the contract liability balance at December 31, 2020 and December 31, 2019 was $34.4 million and $34.7 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 12% of sales for both the three and nine months ended October 1, 2021. Sales to the Company’s largest customer were 12% and 9% of sales in the three and nine months ended October 2, 2020, respectively.

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

NOTE 16. RESTRUCTURING ACTIVITIES AND RELATED IMPAIRMENTS
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
The liability related to the Company’s restructuring activities, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2020	$17.8	$5.2	$23.0
Costs incurred	12.9	3.4	16.3
Paid/settled	(17.0)	(7.0)	(24.0)
Balance, October 1, 2021	$13.7	$1.6	$15.3
Restructuring related charges recorded for the three and nine months ended October 1, 2021 and October 2, 2020, by segment, were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Specialty Products & Technologies	$8.2	$11.5	$15.2	$28.0
Equipment & Consumables	0.1	3.8	4.5	20.2
Other	0.3	1.9	4.1	5.6
Total	$8.6	$17.2	$23.8	$53.8

The restructuring related charges incurred during the three and nine months ended October 1, 2021 and October 2, 2020, are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Cost of sales	$1.0	$3.3	$6.9	$10.3
Selling, general and administrative expenses	7.6	13.9	16.9	43.5
Total	$8.6	$17.2	$23.8	$53.8

NOTE 17. INCOME TAXES
The Company’s effective tax rates from continuing operations of (14.7)% and (1.7)% for the three and nine months ended October 1, 2021 differ from the U.S. federal statutory tax rate of 21.0%, primarily due to an income tax benefit from the recognition of an amortizable deferred tax asset associated with the value of a tax basis step-up of certain of the Company’s Swiss assets and a decrease in the valuation allowance on certain of the Company’s Swiss net operating losses in 2021. The Company’s effective tax rates from continuing operations of 38.5% and 31.4% for the three and nine months ended October 2, 2020 differ from the U.S. federal statutory rate of 21.0%, primarily due to the impact of COVID-19 on the Company’s geographical mix of earnings.

NOTE 18.  EARNINGS (LOSS) PER SHARE
All earnings (loss) per share are calculated by dividing the applicable income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company’s current intent and policy is to settle all Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion, the Notes do not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of earnings (loss) per share below for the dilutive impact of the Notes for the three and nine months ended October 1, 2021 and October 2, 2020.

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

The table below presents the computation of basic and diluted earnings (loss) per share ($ and shares in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	October 1, 2021	October 2, 2020		October 1, 2021		October 2, 2020
Numerator:
Income (loss) from continuing operations	$80.2	$23.6		$221.0		$(48.6)
Income (loss) from discontinued operations, net of tax	$12.7	$12.0		$33.7		$(26.5)
Net income (loss)	$92.9	$35.6		$254.7		$(75.1)

Denominator:
Weighted-average common shares outstanding used in basic earnings (loss) per share	161.5	159.7		161.1		159.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	4.3	2.0		4.4		—
Assumed conversion of the Notes	12.3	2.2		12.0		—
Weighted average common shares outstanding used in diluted earnings (loss) per share	178.1	163.9		177.5		159.4

Earnings (loss) per share:
Earnings (loss) from continuing operations - basic	$0.50	$0.15		$1.37		$(0.30)
Earnings (loss) from continuing operations - diluted	$0.45	$0.14		$1.25		$(0.30)

Earnings (loss) from discontinued operations - basic	$0.08	$0.08		$0.21		$(0.17)
Earnings (loss) from discontinued operations - diluted	$0.07	$0.07		$0.19		$(0.17)

Earnings (loss) - basic	$0.58	$0.22	*	$1.58		$(0.47)
Earnings (loss) - diluted	$0.52	$0.22	*	$1.43	*	$(0.47)
* Earnings (loss) per share is computed independently for earnings (loss) per share from continuing operations and earnings (loss) per share from discontinued operations. The sum of earnings (loss) per share from continuing operations and earnings (loss) per share from discontinued operations does not equal earnings (loss) per share due to rounding.

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Stock-based awards	1.4	4.2	1.2	1.9
Notes	—	—	—	0.8
Total	1.4	4.2	1.2	2.7

NOTE 19. SEGMENT INFORMATION
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

The Company’s Specialty Products & Technologies products include implants, prosthetics, orthodontic brackets, aligners and lab products. The Company’s Equipment & Consumables products include traditional consumables such as bonding agents and cements, impression materials, infection prevention products and restorative products, while the Company’s equipment products include digital imaging systems, software and other visualization and magnification systems.

On September 7, 2021, the Company entered into a master sale and purchase agreement to sell its KaVo Treatment Unit and Instrument Business, which is part of the Company’s Equipment & Consumables segment. The previously reported amounts for the KaVo Treatment Unit and Instrument Business have been reclassified to discontinued operations for all periods presented. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business. Refer to Note 3 for more information on the Company’s discontinued operations.

Segment related information is shown below ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales:
Specialty Products & Technologies	$363.4	$316.9	$1,116.1	$774.1
Equipment & Consumables	243.9	230.3	741.0	538.7
Total	$607.3	$547.2	$1,857.1	$1,312.8

Operating profit (loss) and reconciliation to income (loss) before taxes from continuing operations:
Specialty Products & Technologies	$61.5	$41.4	$211.6	$26.2
Equipment & Consumables	45.4	38.9	131.0	11.0
Other	(25.2)	(18.7)	(82.5)	(67.2)
Operating profit (loss)	81.7	61.6	260.1	(30.0)
Nonoperating income (expense):
Other income	0.2	0.2	0.8	0.4
Interest expense, net	(12.0)	(23.4)	(43.6)	(41.2)
Income (loss) before taxes from continuing operations	$69.9	$38.4	$217.3	$(70.8)

Identifiable assets:			October 1, 2021	December 31, 2020
Specialty Products & Technologies			$3,537.3	$3,773.3
Equipment & Consumables			1,880.6	1,695.3
Held for Sale			468.0	482.9
Other			676.1	924.5
Total			$6,562.0	$6,876.0

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

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations; projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the impact of the COVID-19 pandemic, including new variants of the virus, the pace of recovery in the markets in which we operate, global supply chain disruptions and potential staffing shortages due to any federal, state or local vaccine mandates, the conditions in the U.S. and global economy, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, contractions or growth rates and cyclicality of markets we serve, the effect of the Divestiture on our business relationships, operating results, share price or business generally, the occurrence of any event or other circumstances that could give rise to the termination of the Purchase Agreement, the failure to satisfy any of the conditions to completion of the Divestiture, the failure to realize the expected benefits resulting from the Divestiture, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, significant restrictions and/or potential liability based on tax implications of transactions with Danaher, security breaches or other disruptions of our information technology systems or violations of data privacy laws, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to potential impairment of goodwill and other intangible assets, currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, our ability to maintain effective internal control over financial reporting, risks relating to product, service or software defects, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, the impact of regulation on demand for our products and services, labor matters, international economic, political, legal, compliance and business factors and disruptions relating to war, terrorism, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2020 10-K and this Quarterly Report on Form 10-Q.

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
Sale of the KaVo Treatment Unit and Instrument Business
On September 7, 2021, we entered into the Purchase Agreement with Planmeca and Planmeca Oy, a privately-held Finnish company, as guarantor, pursuant to which we will sell to Planmeca our KaVo Treatment Unit and Instrument Business for total consideration of up to $455 million, which includes a potential earn-out payment of up to $30 million, subject to certain adjustments as provided in the Purchase Agreement. The Purchase Agreement provides that we will sell the KaVo Treatment Unit and Instrument Business through the sale of certain assets, the transfer of the equity of certain of our subsidiaries, and the assumption by Planmeca of certain liabilities and agreements, in each case used in or related to the KaVo Treatment Unit and Instrument Business. The transaction is expected to close at the end of 2021.
The Divestiture was part of our strategy to structurally improve our long-term margins and represents a strategic shift with a major effect on our operations and financial results as described in AS 205-20. The pending sale meets the criteria to be accounted for as a discontinued operation. Accordingly, we have applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, we reclassified the Divestiture to assets and liabilities held for sale on our Condensed Consolidated Balance Sheets as of October 1, 2021 and December 31, 2020 and reclassified the financial results of the Divestiture in our Condensed Consolidated Statements of Operations for all periods presented. Our Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 1, 2021 and October 2, 2020 include the financial results of the KaVo Treatment Unit and Instrument Business. We also revised our discussion and presentation of operating and financial results to be reflective of our continuing operations as required by ASC 205-20. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

With the sale of the KaVo Treatment Unit and Instrument business, we continue to make significant progress toward our long-term goal of re-calibrating our product portfolio to higher growth and higher margin segments. The Divestiture shifts our revenue mix from approximately 50% each for the Specialty Products & Technology and Equipment & Consumables segments to approximately 60% for the Specialty Products & Technology segment and approximately 40% for the Equipment & Consumables segment. The Specialty Products & Technology segment is a higher growth and higher margin business than the Equipment & Consumables segment. The Divestiture is a strategic shift that will allow us to focus more on higher value and higher margin consumables, imaging, and digital workflow solutions.

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

For the three and nine months ended October 1, 2021, sales derived from customers outside of the United States were 49.8% and 50.6%, respectively, compared to the three and nine months ended October 2, 2020 of 48.3% and 49.7%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
COVID-19

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. During 2020, our sales and results of operations were most impacted by the COVID-19 pandemic during the first and second quarters with positive signs of recovery during the third and fourth quarters of 2020. During the three and nine months ended October 1, 2021, we continued to see positive signs of recovery in certain markets in which we operate, however, certain markets continue to be more adversely impacted than others.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the extent and severity of the impact on our customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, our ability to continue to manufacture and source our products and to find suitable alternative products at reasonable prices, the impact of the pandemic and associated economic downturn on our ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, continued or worsening supply chain disruptions, uncertain demand, staffing shortages due to any federal, state, and local vaccine mandates, and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers and suppliers. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain.

Acquisitions
Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.

On January 21, 2020, we acquired all of the shares of Matricel for cash consideration of approximately $43.6 million. Matricel, a German company, is a provider of biomaterials used in dental applications and is part of our Specialty Products and Technologies segment. Matricel’s revenue and earnings were not material to our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020.

Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates positively impacted reported sales by 1.1% and 2.4% for the three and nine months ended October 1, 2021, respectively, compared to the comparable periods of 2020, primarily due to the strength of most major currencies against the U.S. dollar. Any future weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year, and any strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year.

UK’s Referendum Decision to Exit the EU
In a referendum on June 23, 2016, voters approved for the United Kingdom (“UK”) to exit the European Union (“EU”). A withdrawal agreement negotiated by and between the UK prime minister and the EU was ratified by the UK parliament in December 2019. The UK exited the EU on January 31, 2020. A transition period began and business remained as usual until December 31, 2020. The new Trade and Cooperation Agreement signed by the EU and UK on December 24, 2020 brings little benefits for our dental business, since almost all of our products are already 0% duty rated under the WTO tariffs, and the agreement neither includes any customs or tax simplification regime nor any mutual recognition of medical device regulations of the EU and UK. To mitigate the potential impact of Brexit on the supply of our European goods to the UK, we have adapted our supply chain and financial processes accordingly, and temporarily increased our level of inventory within the UK to ensure that our customers receive our products timely. It is currently unclear whether the MHRA (UK’s Medicines and Healthcare products Regulatory Agency) is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Nevertheless, our operating companies have begun to work through the new UK regulations to register products with the MHRA and meet the future requirements of MHRA for foreign manufacturers of medical devices which become effective on July 1, 2023. The ultimate impact of UK exiting the EU on our financial results is uncertain.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and nine months ended October 1, 2021 compared to the three and nine months ended October 2, 2020.

	Three Months Ended
($ in millions)	October 1, 2021		October 2, 2020		% Change
Sales	$607.3	100.0%	$547.2	100.0%	11.0%
Cost of sales	251.0	41.3%	238.8	43.6%	5.1%
Gross profit	356.3	58.7%	308.4	56.4%	15.5%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	250.6	41.3%	226.8	41.4%	10.5%
Research and development (“R&D”) expenses	24.0	4.0%	20.0	3.7%	20.0%
Operating profit	81.7	13.5%	61.6	11.3%	32.6%
Nonoperating income (expense):
Other income	0.2	—%	0.2	—%	NM
Interest expense, net	(12.0)	(2.0)%	(23.4)	(4.3)%	(48.7)%
Income before income taxes	69.9	11.5%	38.4	7.0%	82.0%
Income tax (benefit) expense	(10.3)	(1.7)%	14.8	2.7%	(169.6)%
Income from continuing operations	80.2	13.2%	23.6	4.3%	239.8%
Income from discontinued operations, net of tax	12.7	2.1%	12.0	2.2%	5.8%
Net income	$92.9	15.3%	$35.6	6.5%	161.0%

Effective tax rate from continuing operations	(14.7)%		38.5%

	Nine Months Ended
($ in millions)	October 1, 2021		October 2, 2020		% Change
Sales	$1,857.1	100.0%	$1,312.8	100.0%	41.5%
Cost of sales	773.8	41.7%	598.0	45.6%	29.4%
Gross profit	1,083.3	58.3%	714.8	54.4%	51.6%
Operating costs:
SG&A expenses	747.5	40.3%	681.3	51.9%	9.7%
R&D expenses	75.7	4.1%	63.5	4.8%	19.2%
Operating profit (loss)	260.1	14.0%	(30.0)	(2.3)%	(967.0)%
Nonoperating income (expense):
Other income	0.8	—%	0.4	—%	NM
Interest expense, net	(43.6)	(2.3)%	(41.2)	(3.1)%	5.8%
Income (loss) before income taxes	217.3	11.7%	(70.8)	(5.4)%	(406.9)%
Income tax benefit	(3.7)	(0.2)%	(22.2)	(1.7)%	(83.3)%
Income (loss) from continuing operations	221.0	11.9%	(48.6)	(3.7)%	(554.7)%
Income (loss) from discontinued operations, net of tax	33.7	1.8%	(26.5)	(2.0)%	(227.2)%
Net income (loss)	$254.7	13.7%	$(75.1)	(5.7)%	(439.1)%

Effective tax rate from continuing operations	(1.7)%		31.4%

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine Month Period Ended October 1, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	11.0%	41.5%
Less the impact of:
Discontinued products	0.3%	0.4%
Currency exchange rates	(1.1)%	(2.4)%
Core sales growth (non-GAAP)	10.2%	39.5%
For the three and nine months ended October 1, 2021, sales and core sales increased in the majority of the markets in which we operate as demand increased due to more patients seeking dental care with more dental offices being open compared to 2020. Sales and core sales for the three and nine months ended October 2, 2020, were impacted by the COVID-19 pandemic.
Sales for the three months ended October 1, 2021 increased 11.0% compared to the comparable period in 2020. Price positively impacted sales growth by 0.7% on period-over-period basis. Sales increased by 9.2% due to higher volume, including the impact of discontinued products and product mix. Sales in developed markets increased primarily due to an increase in North America, Western Europe and Japan. Sales in emerging markets increased primarily due to an increase in Russia, China and India.

Sales for the nine months ended October 1, 2021 increased 41.5% compared to the comparable period in 2020. Price positively impacted sales growth by 0.4% on period-over-period basis. Sales increased by 38.7% due to higher volume, including the impact of discontinued products and product mix. Sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Sales in emerging markets increased primarily due to Eastern Europe, China and Russia.
Core sales growth for the three months ended October 1, 2021 increased 10.2%, compared to the comparable period in 2020. Core sales increased primarily due to higher volume and product mix. Core sales in developed markets increased primarily due to an increase in North America, Western Europe and Japan. Core sales in emerging markets increased primarily due to an increase in Russia, China and India.
Core sales growth for the nine months ended October 1, 2021 increased 39.5%, compared to the comparable period in 2020. Core sales increased primarily due to higher volume and product mix. Core sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Core sales in emerging markets increased primarily due to Eastern Europe, China and Russia.
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$607.3	$547.2	$1,857.1	$1,312.8
Cost of sales	251.0	238.8	773.8	598.0
Gross profit	$356.3	$308.4	$1,083.3	$714.8
Gross profit margin	58.7%	56.4%	58.3%	54.4%

The increase in cost of sales during the three months ended October 1, 2021, as compared to the comparable period in 2020, was primarily due to higher sales as a result of higher demand as patients sought dental care with more dental offices being open compared to 2020, partially offset by improved sales mix and favorable incremental period-over-period savings associated with productivity improvement actions taken in prior periods.
The increase in cost of sales during the nine months ended October 1, 2021, as compared to the comparable period in 2020, was primarily due to higher sales as a result of higher demand as patients sought dental care with more dental offices being open compared to 2020, partially offset by improved sales mix and favorable foreign exchange rates.
The increase in gross profit margin during the three months ended October 1, 2021, as compared to the comparable period in 2020, was primarily due to higher sales volume, improved product mix and a favorable incremental period-over-period savings associated with productivity improvement actions taken in prior periods.
The increase in gross profit margin during the nine months ended October 1, 2021, as compared to the comparable period in 2020, was primarily due to higher sales volume, improved product mix and favorable foreign exchange rates.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$607.3	$547.2	$1,857.1	$1,312.8
Selling, general and administrative expenses	$250.6	$226.8	$747.5	$681.3
Research and development expenses	$24.0	$20.0	$75.7	$63.5
SG&A as a % of sales	41.3%	41.4%	40.3%	51.9%
R&D as a % of sales	4.0%	3.7%	4.1%	4.8%
SG&A expenses as a percentage of sales for the three months ended October 1, 2021 remained consistent with the comparable period of 2020.
SG&A expenses as a percentage of sales for the nine months ended October 1, 2021 decreased as compared to the comparable period of 2020, primarily due to higher sales, lower restructuring expenses and favorable incremental period-over-period savings associated with restructuring improvement actions taken in prior periods, partially offset by higher sales and marketing, compensation and administrative spend.
The increase in R&D expenses as a percentage of sales for the three months ended October 1, 2021, as compared to the comparable period of 2020, was primarily due to increased spending on product development initiatives in the Specialty Products & Technologies segment.
The decrease in R&D expenses as a percentage of sales for the nine months ended October 1, 2021, as compared to the comparable period of 2020, was primarily due to higher sales, partially offset by increased spending on product development initiatives in the Specialty Products & Technologies segment.
OPERATING PROFIT
Operating profit margin was 13.5% for the three months ended October 1, 2021, as compared to an operating profit margin of 11.3% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume and improved product mix, partially offset by higher sales and marketing, compensation and administrative spend.
Operating profit margin was 14.0% for the nine months ended October 1, 2021, as compared to an operating loss margin of (2.3)% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume and improved product mix, lower restructuring expenses, favorable incremental period-over-period savings associated with restructuring improvement actions taken in prior periods, partially offset by higher sales and marketing, compensation, and administrative spend.
OTHER INCOME
The other components of net periodic benefit costs included in other income, were $0.2 million for each of the three months ended October 1, 2021 and October 2, 2020, and $0.8 million and $0.4 million for the nine months ended October 1, 2021 and October 2, 2020, respectively.

INTEREST COSTS AND FINANCING
Interest costs were $12.0 million and $23.4 million for the three months ended October 1, 2021 and October 2, 2020, respectively, and $43.6 million and $41.2 million for the nine months ended October 1, 2021 and October 2, 2020, respectively. The decrease in interest expense for the three months ended October 1, 2021 as compared to the comparable period of 2020 was primarily due to lower debt levels as a result of paying down the Euro Term Loan in the amount of $472.0 million. In addition, we had lower interest rates on the outstanding debt as a result of entering into the amendment to the Credit Agreement in February of 2021. Interest expense for the nine months ended October 1, 2021 and October 2, 2020 remained consistent.

INCOME TAXES

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Effective tax rate from continuing operations	(14.7)%	38.5%	(1.7)%	31.4%

Our effective tax rates of (14.7)% and (1.7)% from continuing operations for the three and nine months ended October 1, 2021, respectively, was lower compared to the comparable periods in 2020 primarily due to an income tax benefit from the recognition of an amortizable deferred tax asset associated with the value of a tax basis step-up of certain Swiss assets and a decrease in the valuation allowance related to Swiss net operating losses.

COMPREHENSIVE INCOME (LOSS)
For the three months ended October 1, 2021, comprehensive income was $69.2 million as compared to $55.9 million for the comparable period of 2020. For the nine months ended October 1, 2021, comprehensive income was $193.9 million as compared to comprehensive loss of $67.1 million for the comparable period of 2020. The increase for the three months ended October 1, 2021 was primarily due to net income generated in the current period, partially offset by foreign currency translation losses. The increase for the nine months ended October 1, 2021 was primarily due to net income generated in the current period compared to a net loss in the prior year period, partially offset by higher foreign currency translation losses.
RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$363.4	$316.9	$1,116.1	$774.1
Operating profit	$61.5	$41.4	$211.6	$26.2
Operating profit as a % of sales	16.9%	13.1%	19.0%	3.4%

Sales and Core Sales Growth

	% Change Three Month Period Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine Month Period Ended October 1, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	14.7%	44.2%
Less the impact of:
Discontinued products	—%	(0.1)%
Currency exchange rates	(1.4)%	(2.8)%
Core sales growth (non-GAAP)	13.3%	41.3%
Sales
For the three and nine months ended October 1, 2021, sales and core sales increased in the majority of the markets in which we operate as demand increased due to more patients seeking dental care with more dental offices being open compared to 2020. Sales and core sales for the three and nine months ended October 2, 2020 were impacted by the COVID-19 pandemic.
Sales for the three months ended October 1, 2021 increased 14.7%, compared to the comparable period in 2020. Price positively impacted sales growth by 0.2% on a period-over-period basis. Sales increased by 13.1% due to higher volume and product mix as demand improved for implant systems and orthodontic products. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to China, Russia and India.

Sales for the nine months ended October 1, 2021 increased 44.2%, compared to the comparable period in 2020. Price negatively impacted sales growth by 0.1% on a period-over-period basis. Sales increased by 41.5% due to higher volume, including the impact of discontinued products and product mix as demand improved for implant systems and orthodontic products. Sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Sales in emerging markets increased primarily due to Eastern Europe, India, China and Russia.
Core sales for the three months ended October 1, 2021 increased 13.3%, compared to the comparable period in 2020 primarily due to higher volume and product mix as demand improved for implant systems and orthodontic products. Core sales in developed markets increased primarily due to an increase in North America and Western Europe. Core sales in emerging markets increased primarily due to China, Russia and India.
Core sales for the nine months ended October 1, 2021 increased 41.3%, compared to the comparable period in 2020 primarily due to higher volume and product mix as demand improved for implant systems and orthodontic products. Core sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Core sales in emerging markets increased primarily due to Eastern Europe, India, China and Russia.
Operating Profit

Operating profit margin was 16.9% and 19.0% for the three and nine months ended October 1, 2021, respectively, as compared to an operating profit margin of 13.1% and 3.4% for the comparable periods of 2020. The increase in operating profit margin was primarily due to higher sales volume and improved product mix, lower restructuring expenses, incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, partially offset by higher sales and marketing and compensation spend.
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

Equipment & Consumables Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$243.9	$230.3	$741.0	$538.7
Operating profit	$45.4	$38.9	$131.0	$11.0
Operating profit as a % of sales	18.6%	16.9%	17.7%	2.0%
Sales and Core Sales Growth

	% Change Three Month Period Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine Month Period Ended October 1, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	5.9%	37.6%
Less the impact of:
Discontinued products	0.8%	1.1%
Currency exchange rates	(0.7)%	(1.6)%
Core sales growth (non-GAAP)	6.0%	37.1%
Sales
For the three and nine months ended October 1, 2021, sales and core sales increased in the majority of the markets in which we operate as demand increased due to more patients seeking dental care with more dental offices being open compared to 2020. Sales and core sales for the three and nine months ended October 2, 2020 were impacted by the COVID-19 pandemic.
Sales for the three months ended October 1, 2021 increased 5.9% compared to the comparable period in 2020. Price positively impacted sales growth by 1.5% on a period-over-period basis. Sales increased by 3.7% due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Sales in developed markets increased primarily due to an increase in North America, Western Europe and Japan. Sales in emerging markets increased primarily due to Eastern Europe, Russia, and Brazil, partially offset by lower sales in China.

Sales for the nine months ended October 1, 2021 increased 37.6% compared to the comparable period in 2020. Price positively impacted sales growth by 1.2% on a period-over-period basis. Sales increased by 34.8% due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Sales in developed markets increased primarily due to an increase in North America, Western Europe and Australia. Sales in emerging markets increased primarily due to Russia, Brazil and Eastern Europe, partially offset by lower sales in India.
Core sales growth for the three months ended October 1, 2021 increased 6.0%, compared to the comparable period in 2020. Core sales increased primarily due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Sales in developed markets increased primarily due to an increase in North America, Western Europe and Japan. Core sales in emerging markets increased primarily due to Eastern Europe, Russia, and Brazil, partially offset by lower sales in China.
Core sales growth for the nine months ended October 1, 2021 increased 37.1%, compared to the comparable period in 2020. Core sales increased primarily due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Core sales in developed markets increased primarily due to an increase in North America, Western Europe and Australia. Core sales in emerging markets increased primarily due to Russia, Eastern Europe and Brazil; partially offset by lower sales in India.

Operating Profit

Operating profit margin was 18.6% for the three months ended October 1, 2021, as compared to an operating profit margin of 16.9% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume, improved product mix, and lower restructuring expenses, partially offset by higher administrative spend.
Operating profit margin was 17.7% for the nine months ended October 1, 2021, as compared to an operating profit margin of 2.0% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume, improved product mix, lower restructuring expenses, and favorable incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, partially offset by higher compensation and administrative spend.
INFLATION
The effect of inflation on our sales and net income (loss) was not significant for the three and nine months ended October 1, 2021 and October 2, 2020.

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
Following is an overview of our cash flows and liquidity:
Overview of Cash Flows and Liquidity

	Nine Months Ended
	October 1, 2021	October 2, 2020
Net cash provided by operating activities	$225.6	$90.5

Acquisitions, net of cash acquired	$—	$(40.7)
Payments for additions to property, plant and equipment	(46.0)	(34.6)
Proceeds from sales of property, plant and equipment	11.6	—
All other investing activities	8.5	11.3
Net cash used in investing activities	$(25.9)	$(64.0)

Proceeds from issuance of convertible senior notes	$—	$517.5
Payment of debt issuance and other deferred financing costs	(2.3)	(17.2)
Proceeds from revolving line of credit	—	249.8
Repayment of revolving line of credit	—	(250.0)
Repayment of borrowings	(475.7)	—
Purchase of capped calls related to issuance of convertible senior notes	—	(20.7)
Proceeds from stock option exercises	16.0	8.7
All other financing activities	(5.4)	0.6
Net cash (used in) provided by financing activities	$(467.4)	$488.7

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period for working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $225.6 million during the nine months ended October 1, 2021, as compared to cash used in operating activities of $90.5 million for the comparable period of 2020. The increase was primarily due to higher net income, partially offset by lower cash provided by working capital.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.
Net cash used in investing activities decreased by $38.1 million for the nine months ended October 1, 2021, as compared to the comparable period in 2020. The decrease was primarily due to no acquisition activity in the current period and proceeds received from the sale of property, plant and equipment, partially offset by higher purchases of property, plant and equipment. Matricel was acquired on January 21, 2020, for $40.7 million, net of acquired cash.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.
Net cash used in financing activities was $467.4 million during the nine months ended October 1, 2021, compared to $488.7 million provided by financing activities for the comparable period of 2020. In February 2021, we repaid $472.0 million of the Euro Term Loan Facility in connection with an amendment to the Credit Agreement. In March 2020, we borrowed the full amount available under the Revolving Credit Facility and repaid it in September 2020; and in May of 2020, we issued the Notes and received net proceeds of $502.5 million. In connection with the issuance of the Notes, we purchased the Capped Calls for $20.7 million.
For a description of our outstanding debt as of October 1, 2021, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our Revolving Credit Facility.
As of October 1, 2021, we had no borrowings outstanding under the Revolving Credit Facility.

Cash and Cash Requirements
As of October 1, 2021, we held $638.8 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $228.4 million was held within the United States and $410.4 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2020 10-K.
While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. Following enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. The cash that our non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of October 1, 2021, we believe that we have sufficient sources of liquidity to satisfy our cash needs, including our cash needs in the United States.

Contractual Obligations
There were no material changes to our contractual obligations during the three and nine months ended October 1, 2021, other than the repayment of $472.0 million of the Euro Term Loan Facility. For a discussion of our contractual obligations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in the 2020 10-K.

Off-Balance Sheet Arrangements
There were no material changes to the Company’s off-balance sheet arrangements described in the 2020 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.

Debt Financing Transactions
For a description of our outstanding debt as of October 1, 2021, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Sale of the KaVo Treatment Unit and Instrument Business
We plan to use the net proceeds from the Divestiture to continue our product portfolio transformation with a disciplined approach to capital deployment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2020 10-K. There were no material changes to this information reported in our 2020 10-K during the quarter ended October 1, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2020 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2020 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended April 2, 2021 (the “Q1 10-Q”) and July 2, 2021 (the “Q2 10-Q”), which could materially affect our business, financial position, or future results of operations. The risks described in our 2020 10-K, Q1 10-Q, and Q2 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our 2020 10-K, Q1 10-Q, and Q2 10-Q.

We may not complete the planned Divestiture of our KaVo Treatment Unit and Instrument Business on the anticipated timeline or at all, and, even if completed, we may not achieve the benefits we anticipate.

In September 2021, we announced that we had entered into the Purchase Agreement with Planmeca to sell the KaVo Treatment Unit and Instrument Business for total consideration of up to $455 million, subject to certain adjustments (the “Divestiture”). We expect the Divestiture to close at the end of 2021, subject to satisfaction of customary closing conditions. The Divestiture is expected to provide the following benefits, among others: (i) giving us the ability to focus on our strategic priorities to build and optimize a more consumables and digitally enabled, workflow-oriented portfolio and (ii) better positioning us to invest organically and inorganically and to expand our product offerings.

The Divestiture is complex in nature, subject to various conditions, and may be adversely affected by unanticipated developments and unexpected changes in market or other conditions. If any closing conditions are not met, the closing of the Divestiture may be delayed or may fail to occur, and we may not achieve the intended benefits we anticipate. Moreover, if the Divestiture is not completed on the anticipated timeline or at all, our ongoing operation of the KaVo Treatment Unit and Instrument Business may harm our results of operations.

Even if the Divestiture is completed, we may not achieve some or all of the anticipated benefits, including those described above, and our future investments and other business opportunities that we anticipate will be facilitated by the Divestiture may not be successful and may prove not to be superior alternatives to the continued operation of our current KaVo Treatment Unit and Instrument Business. Further, execution of the Divestiture will require significant time and attention from management and other employees, including following the closing of the Divestiture, which may divert the attention of our management and other employees from the execution of our other initiatives and could adversely affect our financial condition, results of operations, or cash flows.

Following the Divestiture, we will be required to rebrand our Imaging Business, our China Business, and many of our products, which will likely involve substantial costs and may not be favorably received by our customers.

Following the Divestiture, we will no longer own the “KaVo” brand name, or any variation of the name, logos or related intellectual property rights. We will likely incur substantial costs to rebrand our Imaging Business, our China Business, and a number of our products worldwide, which may also require the expenditure of regulatory product registration costs. We cannot be certain that our customers will be receptive to our proposed rebranding. A failure in our rebranding efforts may affect our ability to attract and retain customers following the Divestiture, resulting in reduced revenues.

The transition services to be provided by us to Planmeca for a limited time may draw attention and resources away from our ongoing business.

The Purchase Agreement requires our provision of transition services to Planmeca throughout a transition period, which will require significant time, attention and resources of our management and other employees within the Company, potentially diverting their attention from other aspects of our business. We will be bound to comply with the terms of the transition services agreement, and at times compliance with this agreement will consume our focus and resources that would otherwise be invested into maintaining and growing our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, Commission File No. 001-39054)

3.2
Second Amended and Restated Bylaws of Envista Holdings Corporation effective as of August 23, 2021 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 27, 2021, Commission File No. 001-39054)

10.1	Master Sale and Purchase Agreement, dated as of September 7, 2021, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: November 3, 2021	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer

Date: November 3, 2021	By:	/s/ Kari-Lyn Moore
Kari-Lyn Moore
Vice President and Chief Accounting Officer