Form 10-K
period 2021-12-31
Envista Holdings Corp
filed 2022-02-24
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes   ☐     No  ☒
As of February 15, 2022, the number of shares of the Registrant’s common stock outstanding was 161,826,005. The aggregate market value of the common stock of the Registrant held by non-affiliates on July 2, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $4.4 billion (based upon the closing price of $43.33 of the Registrant's common stock as reported on the New York Stock Exchange on such date).
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2022 Proxy Statement specifically incorporated herein by reference, the 2022 Proxy Statement is not deemed to be filed as part of this Form 10-K.
In this Annual Report, the terms “Envista” or the “Company” refer to Envista Holdings Corporation, Envista Holdings Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Envista Holdings Corporation, as the context requires.
***
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.

This report may include trademarks, service marks or trade names of other companies. Our use or display of other parties’ trademarks, service marks, trade names or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of us by, the trademark, service mark or trade name owners.
***
Unless otherwise indicated, information contained in this report concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources (including industry publications, surveys and forecasts), and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets that we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information.
***
Unless otherwise indicated, all financial data in this Annual Report refer to continuing operations only.

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

PART I
ITEM 1. BUSINESS
Overview
Envista is a global family of more than 30 trusted dental brands, including Nobel, Ormco, and Kerr united by a shared purpose: to partner with professionals to improve lives. We help our customers deliver the best possible patient care through industry-leading dental consumables, solutions, technology, and services. Our comprehensive portfolio, including dental implants and treatment options, orthodontics, and digital imaging technologies, covers a broad range of dentists' clinical needs for diagnosing, treating, and preventing dental conditions as well as improving the aesthetics of the human smile. With a foundation comprised of the proven Envista Business System (“EBS”) methodology, an experienced leadership team, and a strong culture grounded in continuous improvement, commitment to innovation, and deep customer focus, we are well equipped to meet the end-to-end needs of dental professionals worldwide. We are one of the largest global dental products companies, with significant market positions in some of the most attractive segments of the dental products industry. We serve more than a million dentists in over 140 countries through one of the largest commercial organizations in the dental products industry and through our dealer partners. In 2021, we generated total sales of $2.5 billion, of which approximately 82% were derived from sales of consumables, services and spare parts.

We were formed in 2018, as a wholly-owned subsidiary of Danaher Corporation (“Danaher”), to serve as the ultimate parent company of the dental platform of Danaher. On September 20, 2019, we completed our initial public offering and on December 18, 2019, Danaher completed the disposition of its ownership interest in us. The transactions to separate the dental business from Danaher, as described here and elsewhere in this Annual Report, are referred to, collectively, as the “Separation.” For additional information regarding the Separation transactions, see Note 1 and Note 24 to our audited consolidated and combined financial statements included elsewhere in this Annual Report.
We were built through the acquisition and integration of over 25 leading dental businesses and brands over the course of more than 15 years. Our core leadership team has been in place since 2016 and has over 200 collective years of dental market experience and we have over 11,000 employees to execute on our purpose to partner with professionals to improve lives. Since 2016, we have leveraged EBS to consolidate over ten operating companies into three operating companies, reduced our number of sites from over 230 to under 100, and significantly transformed our business. EBS is a set of lean, innovation, growth and leadership-focused tools and processes that differentiates us and underpins our competitive advantage. The application of EBS has reduced costs and business complexity, freeing up resources that we have invested in acquisitions, research and development for new product development focusing on implants, digital imaging and workflow solutions, aligners, and infection prevention as well as growing our direct sales infrastructure, especially in emerging markets (which we have historically defined as developing markets of the world, which prior to the COVID-19 pandemic, experienced extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia)).
The Dental market has attractive secular drivers that we believe will drive growth for several years to come. These include the digitization of dental practices globally, which is transforming the way dentists diagnose and treat patients, leading to better clinical outcomes. In addition, we believe future growth in the dental industry will be driven by an aging population, the current under penetration of dental procedures, especially in emerging markets, improving access to complex procedures due to increasing technological innovation, an increasing demand for cosmetic dentistry, and the growth of Dental Service Organizations (“DSOs”), which are expected to drive increasing penetration and access to care globally. Orthodontics and implants both have less than 10% market penetration globally and are areas where we have a significant market presence.
We are a leading dental provider in emerging markets. In 2021, we generated $549 million, or 22%, of our sales from emerging markets. Our growing scale in these markets has been driven by strategic investments in underpenetrated markets, such as the Greater China region, where we had sales of $258 million in 2021. We are also replicating key elements of our Greater China region strategy in other emerging markets to benefit from the future growth potential associated with expanding access to dental care in these regions.

Our commercial organization includes over 3,000 employees with deep clinical, product and workflow expertise who interact with customers on a daily basis. We are also a leading global provider of clinical training to enhance patient access to high-quality dental care, reaching over 400,000 dental professionals annually through more than 4,000 training and education events we directly organize. The majority of our training and education events were conducted online in 2020 and we reached a larger audience than in prior years. Through our trusted brands, innovative product offerings and comprehensive customer service, we have established strong relationships globally with key constituencies, including DSOs, dental specialists, general dentists, and dental laboratories. We believe the continuing expansion of our global commercial organization will provide us with significant opportunities for future growth as we increase our penetration in various geographic markets.
Innovation is a core part of our strategy and we believe that our research and development expenditure of approximately $320 million since 2019 was one of the highest R&D spends in the dental products industry. We target our R&D efforts to address customers’ unmet needs and our commercial scale gives us deep insight into all fields of dentistry. Through our investments in R&D, we have accelerated multiple new product development initiatives, such as the DTX software suite, the N1TM implant system, and SparkTM clear aligners, each of which is discussed in more detail below.
Our business is operated through two segments: Specialty Products & Technologies, which is comprised of our Implants and Orthodontics businesses, and Equipment & Consumables, which is comprised of our Imaging and Consumables businesses.
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2021 and 2020 ($ in millions).

	Specialty Products & Technologies	Equipment & Consumables	Total
Year ended December 31, 2021
Geographical region:
North America	$668.9	$659.3	$1,328.2
Western Europe	366.6	125.9	492.5
Other developed markets	98.2	41.2	139.4
Emerging markets	374.1	174.7	548.8
Total	$1,507.8	$1,001.1	$2,508.9

Year ended December 31, 2020
Geographical region:
North America	$503.3	$535.4	$1,038.7
Western Europe	259.2	91.9	$351.1
Other developed markets	85.4	32.4	$117.8
Emerging markets	269.4	152.1	$421.5
Total	$1,117.3	$811.8	$1,929.1
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics, regenerative materials, and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We typically market these products directly to end-users through our commercial organization, and 87% of our 2021 sales for this segment were direct sales. In 2021, our Specialty Products & Technologies segment generated $1.5 billion of sales, representing year-over-year sales and core sales increase of 34.9% and 33.0%, respectively. In 2021, 44% of segment sales were derived from North America, 24% from Western Europe, 7% from other developed markets, and 25% from emerging markets. Sales of consumables, services and spare parts comprised 94% of segment sales in 2021. This segment is comprised of our Implants and Orthodontics businesses and includes the Nobel, Ormco, Spark, Implant Direct, Alpha Bio Tec, and Orascoptic brands among others.

Equipment & Consumables
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems and sensors, software and other visualization/magnification systems; endodontic systems and related consumables; restorative materials, rotary burs, impression materials, bonding agents and cements; and infection prevention products. In 2021, our Equipment & Consumables segment generated $1.0 billion of sales. In 2021, 66% of segment sales were derived from North America, 13% from Western Europe, 4% from other developed markets, and 17% from emerging markets. We distribute our Equipment & Consumables segment products primarily through our channel partners, representing approximately 86% of sales in this segment in 2021. This segment is comprised of our Imaging and Consumables businesses and includes the Kerr, Metrex, Dexis, i-CAT, and DTX brands among others.

COVID-19 Impact

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. During 2020, our sales and results of operations were most impacted by the COVID-19 pandemic during the first and second quarters with positive signs of recovery during the third and fourth quarters of 2020. During 2021, we continued to see positive signs of recovery in certain markets in which we operate, however, certain markets continue to be more adversely impacted than others. While the rollout of COVID-19 vaccines throughout 2021 mitigated mortality risk, new COVID-19 variants, particularly the Delta and Omicron variants, proved to remain a threat. The lifting of lockdowns in certain areas started a slow economic recovery. The resulting increase in consumer demand has created significant challenges for supply chains as a result of labor and raw material shortages. The majority of dental practices have reopened, however, overall patient volume remains below pre-COVID-19 levels.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the rise of new variants, the extent and severity of the impact on our customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, our ability to continue to manufacture and source our products and to find suitable alternative products at reasonable prices, our ability to continue to ship and deliver our products in a cost-effective and timely manner, the impact of the pandemic and associated economic downturn on our ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can continue, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.
Please refer to “Item 1A. Risk Factors--Risks Related to COVID-19 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

Acquisitions and Divestitures

On December 22, 2021, we entered into a stock and asset purchase agreement (the "Purchase Agreement") with Carestream Dental Technology Parent Limited ("Carestream"), a private limited company registered in England and Wales, pursuant to which Carestream and certain of its subsidiaries (together with Carestream, the "Sellers") will sell to the Company the Sellers' intraoral scanner business (the "Intraoral Scanner Business") for total consideration of $600 million, subject to certain customary adjustments as provided in the Purchase Agreement. The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company will purchase the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the equity of certain subsidiaries of the Sellers (the "IOS Acquisition"). The transaction is expected to close in the second quarter of 2022. Additionally, on December 31, 2021, we closed the divestiture of our KaVo Treatment Unit and Instrument Business (the “Divestiture”). With the Divestiture and the pending IOS Acquisition, we continue to make significant progress toward our long-term goal of transforming our product portfolio towards higher growth and higher margin segments of dentistry.

Restructuring Activities

We implemented significant restructuring activities across our businesses to execute our strategy, streamline operations, take advantage of available capacity and resources and to adjust our cost structure. For additional information regarding our restructuring activities, please refer to Note 20 to our audited consolidated and combined financial statements included elsewhere in this Annual Report.

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
◦“Establish a Strong Foundation”: We have been successful in the past in driving continuous improvements and margin expansion through the application of EBS. Beginning in 2016, we consolidated our operating companies, substantially reduced our manufacturing sites, consolidated sales offices, streamlined our R&D organization, and centralized our direct and indirect procurement organizations. We simplified our portfolio by reducing the number of our imaging brands and exiting lower growth/margin businesses. In 2020, we also executed a $100 million structural cost reduction initiative. We continue to pursue a number of ongoing strategic initiatives across our operating companies relating to efficient sourcing and improvements in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

◦“Reinvest for Growth”: Streamlining our business operations and reducing costs has allowed us to reposition ourselves to create a digital and consumable workflow-oriented portfolio. We have invested in our Specialty Products & Technology segment, adding manufacturing capacity and personnel to these businesses, with plans for further investment in 2022. We intend to drive shareholder value by deploying capital to acquire or invest in other businesses that strategically fit into or extend our product offering into new or attractive adjacent markets - the pending IOS Acquisition is an example of this strategy in action. We are planning to expand our clinical training and education infrastructure to further increase brand loyalty, deepen our relationships with dental practitioners and further enhance patient access to high quality dental care. We believe these investments better position us to effectively meet the needs of our customers, particularly the growing DSO segment, which values a comprehensive, end-to-end product offering with the ability to roll out new technologies and procedure-focused trainings at scale.

◦“Maintain and Pursue Long-Term Market Leadership”: As we seek to continue to improve our business and drive increased cash flow, we expect to strategically invest in innovation in order to better serve our customers and accelerate organic growth. We have invested significant resources in the following areas which we believe will help drive long-term market leadership:

•Digital Workflow: We have developed our Diagnostic and Treatment Planning Software, DTX, to meet the growing demands for digital connectivity of dental practices.

▪Specialty Products and Technologies: We have launched several new products in our Orthodontics business and approximately 20% of our sales in this area are from products launched in the past 3 years. In 2020, we expanded capacity for our Spark clear aligners and added over 1,000 new employees to our Orthodontics business. Our R&D expenditures in our Implants business accelerated the development of new implant systems such as N1. We will continue to invest in our global commercial footprint and product innovation to grow our strong position in the Implant and Orthodontics markets, both of which are underpenetrated.

▪Emerging Markets: We are one of the largest dental product providers in the Greater China region with R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources. We have built a business that generated less than $30 million in sales in 2011 to one that generated $258 million in sales in 2021. We expect to continue to invest in the Greater China region as we believe it will be a strong growth driver for our business in the future. We have succeeded in the Greater China region by harnessing our existing go-to-market infrastructure, building familiarity with local customer needs and regulations, and establishing dedicated locally-based management resources. We are replicating key elements of this strategy in other emerging regions, such as Latin America, Asia Pacific, Eastern Europe and Russia.

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
◦Implants: The implant industry is significant and enjoys higher margins and growth than the overall dental products market. The U.S. and the Greater China region represent key growth drivers for this industry. In the U.S., implant penetration far lags other developed markets such as Germany, Spain and Italy. In China, the prevalence of severe tooth loss is higher than in the U.S., while implant penetration is far below the U.S. We expect product innovation and increased affordability to help drive future growth in emerging markets.
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
◦The current underpenetration of dental procedures, especially in emerging markets. According to the Global Economy and Development Working Paper 100 of the Brookings Institution, it is estimated that between 2015 and 2030, the middle class population in emerging markets will grow by approximately 2.4 billion people, from 2.0 billion to 4.4 billion. This major demographic shift is generating a large, new customer base with increased access to dental products and services along with the resources to pay for them. According to the World Health Organization, the number of dentists in China is approximately 45 per 100,000 people compared to 60 in the U.S. and 85 in Germany. The expansion of training opportunities for dental professionals in emerging markets is also leading to increased patient awareness and access to premium dental products and procedures, further facilitating the market’s growth.
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

Our Competitive Strengths
We believe we have significant competitive strengths, including:
◦Brand leadership with a long track record and strong brand recognition. We built our business around brands with long histories of innovation and strong brand recognition in the dental products market. The founder of Nobel introduced the world’s first dental implant and Nobel has since become a world leader in the field of innovative implant-based dental restorations. Ormco has over 60 years of distinguished history providing orthodontists with high quality, innovative products. Multiple brands within our Imaging and Consumables businesses have more than 100 years of history in dental products. We believe the long history and leadership of our well-known brands in the dental products industry enhances our connections with both patients and providers and supports our strong market position.
◦Comprehensive portfolio with leadership in key attractive segments. We believe we have one of the most comprehensive offerings in the industry, enabling us to be a vendor of choice for many dental practitioners, dental laboratories, distributors and DSOs. The breadth and depth of our product offerings address a broad range of dentists’ clinical needs from consumables to digital equipment solutions. Our catalog of products covers the spectrum from value-focused products to premium brands, allowing providers to fully address patient needs in different market segments. Within our product portfolio, we believe we are one of the largest manufacturers in implants and orthodontics and have one of the largest installed bases of imaging devices. Our broad product offering positions us particularly well to serve the needs of DSOs, which have been one of the fastest growing segments of our customer base.
◦Global commercial reach. Our operating companies serve more than a million dentists in over 140 countries through one of the largest customer-facing sales teams in the dental products industry and through our dealer partners. In 2021, we generated 51% of our sales from markets outside of the U.S. We reach dentists via a network of over 1,000 global distribution partners. We believe our diverse sales channels, global manufacturing and distribution, and local market knowledge help us to better address customers’ needs. We are also a leading global provider of clinical training to enhance patient access to high-quality dental care.
◦Strong position in emerging markets, particularly in the Greater China region. Emerging markets represented 22% of our total sales in 2021. We have built one of the largest dental products businesses in the Greater China region, with three manufacturing operations and a fully localized infrastructure with dedicated R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources. With this structure, we believe that we are well positioned to capture additional share in the growing Chinese dental products industry. Given our success in the Greater China region, we are replicating key elements of this strategy in other high growth regions such as Latin America, Asia Pacific, Eastern Europe and Russia.
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
Our Business Segments
The table below describes the percentage of our total annual sales attributable to each of our segments over each of the three years ended December 31, 2021. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 23 in our audited consolidated and combined financial statements included elsewhere in this Annual Report.

	2021	2020	2019
Specialty Products & Technologies	60%	58%	59%
Equipment & Consumables	40%	42%	41%
Specialty Products & Technologies
Our Specialty Products & Technologies segment, including our Nobel and Ormco brands, develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We have a strong direct relationship with our customers through a sales force of more than 1,900 employees. In 2021, direct sales to end-users represented 87% of segment sales and sales from consumables, services and spare parts comprised 94% of segment sales. We believe strong industry fundamentals and new product introductions in this segment will continue to drive substantial growth for us.
Implant Solutions
Nobel is a world leader in the field of innovative implant-based dental restorations offering over 3,000 products and enabling dentists to deliver single-tooth to full-mouth restorations. As the pioneer of implant science grounded in clinical research, Nobel has introduced a number of solutions that have become widely adopted in the premium implant industry. Nobel’s comprehensive product offering includes dental implant systems, guided surgery systems, biomaterials, prefabricated and custom-built prosthetics. Nobel also offers a comprehensive education program to fully train its broad range of clinical customers, from clinicians performing basic implant procedures to the most advanced practitioners, with the goal of enhancing patient access to high-quality dental care. Customers of Nobel include oral surgeons, prosthodontists and periodontists. Other well-known implant brands in our portfolio include Alpha-Bio Tec, Implant Direct, Logon, and Nobel-ProceraTM.

The table below provides a summary description of key products and brands offered by our Implants business:

Product	Image	Description
NobelActive		■ Bone level tapered dental implant system with high primary stability for immediate placement
Nobel Procera customized prosthetics		■ Customized crowns, bridges and other dental prosthetics produced using CAD/CAM technology
Regenerative solutions		■ Safe and reliable solutions for guided bone and tissue regeneration procedures (membranes, bone grafts, wound dressings)
X-Guide		■ Guided surgery system with dynamic 3D navigation ■ Designed to improve the precision and accuracy of implant position, angle, and depth
DTX Studio Implant		■ Software enabling precise implant planning according to the desired prosthetic outcome
DTX Studio Lab		■ Software enabling tooth or implant based prosthetic restoration planning
N1		■ Bone level tapered dental implant system ■ Designed to simplify the implant procedure

Our Implant brands have a long history of innovation, which include both the first documented case of a titanium implant placement in a human and introduction of the concept of living bone adhering to an artificial implant (known as osseointegration). Today, our Nobel brand offers several implant systems and is integrating them with the DTX suite of software applications described below. Currently, NobelActive is our top implant system in terms of sales and number of placements. NobelActive offers high primary stability allowing patients to receive and use prosthetics the same day as the implant is placed. The most recent example of Nobel’s innovation leadership is the N1 implant system, which was launched in Europe in 2020 and recently received clearance from the U.S. Food and Drug Administration, with authorization for sale in further regions pending, and which we believe will be a significant product for Nobel and will simplify the implant procedure. N1’s unique implant and site preparation method was created with the goal to reduce complexity and streamline workflows during implant and restorative procedures. Through our Implant Direct, Alpha-Bio Tec and Logon value implant businesses, we also offer a variety of implant systems that cover a broad range of price points in the market.
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

Orthodontic Solutions
For over 60 years, Ormco has provided orthodontic professionals with high quality, innovative products backed by educational support to enhance the lives of their patients. Ormco is a leading manufacturer and provider of advanced orthodontic technology and services designed to move malpositioned teeth and jaws. Ormco products include brackets and wires, tubes and bands, archwires, clear aligners, digital orthodontic treatments, retainers, and other orthodontic laboratory products, and are marketed under the DamonTM, InsigniaTM, AOATM and SparkTM brands. Ormco also offers a comprehensive education system to fully train its clinical customers from basic to the most advanced, with the goal of enhancing patient access to high-quality dental care. Customers of Ormco are primarily orthodontists.

The table below provides a summary description of key products and brands offered by Ormco:
Ormco is a leader in passive self-ligating metal brackets, marketed as the Damon System. Passive self-ligation is a method of moving teeth using a fraction of the force levels required by brackets that utilize ligatures. In 2018, Ormco launched its next generation product, DQ2TM, which offers twice the rotational control as the predecessor bracket, allowing for optimal precision, predictability and efficiency. In 2018, Ormco launched Symetri™ Clear, an advanced aesthetic ceramic bracket designed for refined strength, patient comfort and easy debonding without fracturing. In 2019, Ormco launched SmartArch™, a patented laser-engineered archwire designed to enable clinicians to move into a finish wire after just two archwires, reducing treatment time. In 2021, Ormco launched the Damon UltimaTM System, a revolutionary passive self-ligation braces technology that is the first true full-expression system designed for faster and more precise finishing. Ormco also offers the Insignia digital orthodontic system as well as a variety of other orthodontic products, including twin brackets, clear brackets, wires and auxiliary components.

Having historically focused on brackets and wires, Ormco now has commercially launched its clear aligner system in several markets including North America, Europe, and China. Spark is a clear aligner system designed for mild to complex malocclusion that is made with TruGEN™ and TruGEN XR™, the latest generation of aligner material. It is designed to deliver higher sustained force retention for efficiency and a high level of transparency for aesthetics. Spark aligners are also designed with polished, scalloped edges to enhance patient comfort and minimize aligner stains. Over 2020 and 2021, Ormco announced a suite of upgrades to its Spark clear aligner Approver™ software designed to improve the customer experience with flexibility and customization features. Ormco has partnered with industry leading intra oral scanner companies as part of its commitment to making imaging integrations seamless. We believe that Spark will provide growth opportunities for our orthodontic business over the next several years.

Equipment & Consumables
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems and sensors, software and other visualization/magnification systems; endodontic systems and related consumables; restorative materials, rotary burs, impression materials, bonding agents and cements; and infection prevention products. Products in this segment are sold primarily through dental distributors, with 86% of segment sales for the year ended December 31, 2021 made through our channel partners. Sales from consumables, services and spare parts comprised approximately 64% of segment sales in 2021.

Imaging
On December 31, 2021, we closed the Divestiture. The retained KaVo business, which is focused on dental imaging equipment, is used in dental offices, clinics and hospitals. In connection with the Divestiture, we will rebrand our KaVo dental imaging products and KaVo dental imaging business. The dental imaging business was primarily established through the acquisition of Gendex in 2004 and PaloDExTM Group Oy in 2009, but also includes products from numerous other acquisitions. Our equipment products are marketed under a variety of brands, including Dexis, Gendex, and i-CAT.
The table below provides a summary description of key products and brands offered by our Imaging business:
KaVo Imaging was the pioneer in 2D/panoramic and 3D imaging and has one of the largest installed bases of dental imaging devices in the industry with over 150,000 imaging devices currently utilized in dental practices. KaVo Imaging holds a leading position in 3D imaging through the i-CAT and KaVo brands. The i-CAT FLX V17 is the business’ latest 3D CBCT offering and features a wide range of field of views, enabling a clinician to capture high quality images of the full oral-facial complex at high resolution with low radiation. This helps clinicians to more effectively treat orthodontics, complex oral surgery, implantology and airway cases. Beginning in 2017, KaVo Imaging launched the OP3DTM family, a scalable modular imaging system, providing clinicians with the flexibility to upgrade to the latest 3D imaging technology as they expand their capabilities and grow their practices. Our Dexis brand is an industry leader in intraoral X-Ray digital sensors, which provide two-dimensional images of the mouth. The Dexis TitaniumTM is our flagship sensor and captures high quality images with low radiation and has advanced durable materials that make it highly reliable.

The ‘DTX Studio Clinic’ software package is offered on many of our imaging products, allowing dental professionals to store and access a broad variety of clinical patient images (e.g., 2D/3D/IOS/pictures) in one place. In combination with the ‘DTX Studio Implant’ and ‘DTX Studio Lab’ software packages, clinicians can use one software ecosystem from image acquisition and diagnosis to treatment planning, implant surgery and restoration planning and placement, as well as collaborate with treatment partners such as other dentists or laboratories on one digital platform. We believe this will enable significant clinical workflow efficiencies and more predictable clinical outcomes.
Consumables
Our Consumables business markets a broad offering of general dental consumables that are used in dental offices, clinics and hospitals. The business was primarily established through the acquisition of Sybron Dental Specialties in 2006, as well as numerous other acquisitions. Our products are marketed under a variety of brands, including KerrTM, MetrexTM, Total Care, PentronTM, OptibondTM, HarmonizeTM, SonicfillTM, Sybron EndoTM and CaviWipesTM.

The table below provides a summary description of key products and brands offered by our Consumables business:
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

Through our Metrex brand, we have a significant position within infection prevention products, which include the CaviWipes and CaviCideTM product lines and are well positioned in both the dental and general medical market segments. We expanded our partnership with our CaviWipes manufacturer to give us better access to a robust supply of CaviWipes, as well as adding capacity of other products to help increase output of our disinfectants in response to the COVID-19 pandemic. In October 2020, Caviwipes 2.0 was launched, the next generation in surface disinfectant wipes that qualifies for the EPA’s Emerging Viral Pathogen claim. CaviWipes 2.0 has a shorter contact time than the original CaviWipe and is optimized to handle daily infection prevention needs and future public health crises.

International Operations
We are a global dental company. Our products and services are available worldwide, and our principal markets outside the U.S. are in Europe, Asia, the Middle East and Latin America. In 2021, we generated 53% of our sales in North America, 20% of our sales in Western Europe, 22% of our sales in emerging markets and 5% of our sales in other developed markets.
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

Sales and Distribution
Typical customers and end-users of our products include general dentists, dental specialists, dental hygienists, dental laboratories and other oral health professionals, including DSOs, as well as educational, medical and governmental entities and third-party distributors. These customers choose dental products based on the factors described under the section entitled “Business—Competition.”
In 2021, we distributed approximately 43% of our products through third-party distributors. Certain highly technical products, such as dental implant systems, orthodontic appliances, dental laboratory equipment and consumables, and endodontic instruments and materials are typically sold directly to dental professionals and dental laboratories.
One customer, Henry Schein, Inc. (“Henry Schein”), accounted for approximately 12% of our sales in 2021, 11% of our sales for 2020 and 12% of our sales in 2019. Other than Henry Schein, no single customer accounted for more than 10% of combined sales in 2021, 2020 or 2019.
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
We generally conduct research and development activities on a business-by-business basis, primarily in North America, the Middle East, Asia and Europe. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” Customer-sponsored research and development was not significant in 2021, 2020 or 2019.
Intellectual Property
We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in the aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. Our products and technologies are protected by over 1,600 granted patents. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, us.

Human Capital Resources
As of December 31, 2021, we employed approximately 11,200 persons, of whom approximately 3,000 were employed in the U.S. and approximately 8,200 were employed outside of the U.S. We have collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors—General Risks.”

Our success depends on our ability to attract, develop and retain a talented employee base. We aspire to help our employees thrive both personally and professionally. As part of these efforts, we strive to embody our core values, offer a competitive compensation and benefits program, foster a community where everyone feels included, respected and engaged, and provide ample professional development opportunities.

Our Board of Directors reviews human capital matters at each quarterly meeting, including periodic updates on succession planning, leadership development, talent acquisition and retention, diversity and inclusion, employee engagement, total rewards, and culture of the Company, among other topics. The Compensation Committee of the Board of Directors oversees our executive and equity compensation programs. At the management level, our Chief Human Resources Officer, who reports directly to our President & CEO, is responsible for the development and execution of our human capital strategy. We evaluate and manage risks relating to our human capital strategy as part of our enterprise risk management program.

Core Values

We endeavor to embody our values in everything we do and in our various programs and initiatives:
•Customer Centricity
•Innovation
•Respect
•Continuous Improvement
•Leadership

Compensation and Benefits Program

Our compensation programs and practices are designed to attract employees, motivate and reward performance, drive growth and support retention. We offer competitive compensation packages based on market data, which include base salary with annual merit increases and may also include annual cash performance incentives, commissions, overtime opportunities, allowances and, in some countries where these are customary, additional monthly payments. In addition, employees in select senior management roles may receive long-term compensation in the form of equity awards. We regularly review our compensation structure to ensure that we remain competitive, reward top performance, as well as to ensure internal equity. In 2021, we achieved 99% gender pay equity in the U.S. In the U.S., our benefits package includes health (medical, dental & vision) insurance, paid time off, paid parental leave, a retirement plan and life and disability coverage. In addition to the robust benefits we offer our employees outside of the U.S., in 2021 we expanded our Employee Assistance Program to all employees globally to support the mental health and well-being of employees and their families.

Diversity and Inclusion

Diversity, inclusion and equality are at the core of what make our culture and our teams so successful and are embodied by our value of Respect. We know that when our employees show up every day as their authentic selves, there is greater teamwork, more thoughtful debate and more reasons to celebrate. We are committed to a culture where diversity, respect, belonging and authenticity are valued. We drive diversity and inclusion by way of diverse candidate slates for executive and professional level roles and sales roles and we ensure succession plan talent is diverse in representation and receives promotional advocacy. We have a Diversity and Inclusion Council, consisting of leaders within the Company to drive accountability and results for our diversity and inclusion strategic efforts and initiatives. We have four standing Diversity and Inclusion Committees in the areas of talent acquisition and engagement, education and learning, events and celebrations, and global communication. We have two Employee Resource Groups: a women’s and multicultural employee resource group, as well as learning events during each historical heritage month throughout the year to celebrate our workforce. In 2021, we hosted multiple Company-wide D&I events for our employees, customers and dental students. Additionally, we have strategically partnered with the Consortium for early career diverse talent and with historically Black colleges and universities (HBCUs) and Hispanic Serving Institutions (HSIs) to further advance our workforce diversity efforts. In 2021, we provided training on Unconscious Bias to our managers and made the course available to all other employees.

Learning and Development Opportunities

We empower our employees to thrive in their current roles as well as support employees’ aspiration to move into different roles. We have a promote-from-within culture with opportunities across our operating companies. We periodically assess succession planning for certain key positions and review our workforce to identify high potential employees for future growth and development. We support our employees through a multitude of training and development programs, including training on our EBS tools through our Envista Business System University, individual development plans (which encourages our employees to take charge of their learning and growth opportunities and provides access to hundreds of online courses), job rotations, and various management trainings. We also have several programs focused on early career development, including internship programs and our six-year General Management Development Program. This commitment to our employees’ professional development reflects both our Continuous Improvement and Leadership core values.

Employee Engagement

In 2021, we launched our first employee engagement survey as a standalone public company. We had an 84% participation rate in our inaugural survey and we used the feedback from the survey to better understand whether our employees have the tools, resources, training and development opportunities to succeed. We plan to assess our employee engagement annually and future surveys will help us benchmark our progress over time and compare our results with companies in our sector. Communication is at the core of our engagement efforts and we host monthly CEO Forums for all employees, to keep our employees informed and to provide opportunities for employees globally to ask senior management questions.

Safe Work Environment

We value the safety of our employees and have leveraged our technological resources to institute work-from-home arrangements for most of our employees in response to the COVID-19 pandemic. At our manufacturing sites and office locations where employees are required to work on-site, we have implemented significant procedures to help ensure the health and safety of our workforce, that have included daily health and temperature screenings, mandatory face masks, social distancing guidelines, contact tracing, staggered shifts and frequent disinfection processes. Environmental health and safety (“EHS”) significant sites, such as manufacturing, distribution, research and development sites and large offices, are supported through a combination of on-site and remote EHS professionals. Incident reporting and investigation, auditing, and corporate oversight provide for a collaborative and transparent environment to address and minimize potential gaps.

Additional information about our human capital resources is included in our annual Sustainability Report (located on the Investors subpage of our website www.envistaco.com). Information on our website, including the Sustainability Report, shall not be deemed incorporated by reference into this Form 10-K.

Materials
Our manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products, and prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2021, we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.”
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
In the European Union, our products are subject to the medical device laws of the various member states, which are currently based on a Directive of the European Commission. However, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices had until May 2021 to meet the requirements of the EU MDR. Complying with the EU MDR required modifications to our quality management systems, additional resources in certain functions, and required and will continue to require updates to technical files, among other changes. Our Nobel business has obtained the EU MDR Quality Management System certification and is one of the first in the dental industry to do so. This is an important milestone for Nobel, and we believe that we are on track in our efforts to achieve EU MDR certification for our full portfolio of products.

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

◦The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration in any form (including any kickback, bribe, or certain rebate), directly or indirectly, to induce or reward the referral of business payable under a government healthcare program, such as Medicare or Medicaid, or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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
◦The Open Payments Act requires manufacturers of medical devices covered under Medicare, Medicaid or the Children’s Health Insurance Program, subject to specific exceptions, to record payments and other transfers of value to a broad range of healthcare providers (including dentists) and teaching hospitals and to report this data as well as ownership and investments interests held by the physicians described above and their immediate family members to the Department of Health and Human Services (“HHS”) for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.
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
Data Privacy and Security Laws
As a global manufacturer of medical devices, having access to and processing confidential, personal and/or sensitive data in the course of our business, we are subject to U.S. (federal and state) and international data privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal and/or sensitive information.
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

In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personal information, and these laws may be broader in scope or offer greater individual rights with respect to protected health information and other personal information than HIPAA. Certain of these laws grant individuals various rights with respect to personal information, and we may be required to expend significant resources to comply with these laws. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person.

Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties or significant legal liability. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act (as amended, effective January 1, 2023 as the California Privacy Rights Act, the “CPRA”) include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation. The CPRA will become effective in January 2023. Comprehensive state privacy laws will also take effect in Colorado and Virginia in 2023. Complying with these and other existing, emerging and changing privacy requirements could cause the Company to incur substantial costs or require it to change its business practices and policies.

We are also subject to the General Data Protection Regulation (“GDPR”), the primary data protection law in the European Union and European Economic Area (collectively, the EU), as well as associated EU member state data protection laws and the UK GDPR in the United Kingdom. These laws impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary uses of information, increased requirements pertaining to health data and pseudonymised (i.e., deidentified) data, restrictions on data transfers outside of the EU, and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Other administrative penalties may be imposed under the applicable national data protection laws of the EU member states.

Other countries throughout the world have or are in the process of passing laws that contain similar requirements to the GDPR. Data localization laws have also been passed or are under consideration in several countries (such as China and Russia), which require personal information relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.

For a discussion of risks related to compliance with data privacy and security laws, please refer to “Item 1A. Risk Factors--Risks Related to Our Business.”

Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. In addition, certain of our products are regulated by the U.S. Environmental Protection Agency and comparable state regulatory agencies. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 15 to our audited consolidated and combined financial statements included in this Annual Report as well as the discussion above relating to dental amalgam. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”

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
Available Information
We maintain an internet website at www.envistaco.com. We make available on the Investors subpage of our website (under the link “Filings & Reports”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports with the SEC. Our internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

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
•We may not complete the proposed IOS Acquisition on the anticipated timeline or at all.
•We may fail to realize the anticipated benefits of the IOS Acquisition.
•We and the Intraoral Scanner Business will be subject to business uncertainties while the IOS Acquisition is pending.
•The pendency of the IOS Acquisition could adversely affect our business, financial results, and operations.
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have sold could adversely affect our financial statements.
•We may not achieve the anticipated benefits from the Divestiture.
•Our rebranding of our Imaging Business and China Business will likely involve substantial costs and may not be favorably received by our customers.
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
•Our restructuring actions could have long-term adverse effects on our business.
•Climate change may have an impact on our business.

•We have outstanding indebtedness of approximately $1.4 billion as of February 15, 2022, and in the future we may incur additional indebtedness.
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
•Our variable rate indebtedness exposes us to interest rate volatility and we may be adversely affected by recent proposals to reform LIBOR.
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

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of COVID-19. To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our revenues and expenses, including as a result of preventive and precautionary measures that we, our dental customers, other businesses, and governments are taking. While the rollout of COVID-19 vaccines throughout 2021 mitigated mortality risk, new COVID-19 variants, particularly the Delta and Omicron variants, proved to remain a threat. The lifting of lockdowns in certain areas started a slow economic recovery. The resulting increase in consumer demand has created significant challenges for supply chains as a result of labor and raw material shortages, which could lead to reduced earnings for many industries. The majority of dental practices have reopened; however, overall patient volume remains below pre-COVID-19 levels. As dental practices reopened, dental associations have recommended enhanced safety, disinfection and social distancing protocols. These measures may remain in place for a significant period of time in certain regions and may continue to adversely affect our business, results of operations and financial condition. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products.

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

Our amended credit agreement, dated as of June 15, 2021, by and among us and a syndicate of banks (the “Amended Credit Agreement”) contains covenants that restrict our ability to engage in certain transactions and, if not met, may impair our ability to respond to changing business and economic conditions. Moreover, the terms of the Credit Agreement require us to satisfy certain financial covenants. Should our future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions over an extended period of time or otherwise, we may be unable to remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in the Credit Agreement, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, social or political unrest, the impact of the COVID-19 pandemic and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers. Our success also depends upon the continued strength of the markets we serve. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be susceptible to changes in economic conditions. The above factors can have the effect of:
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
In addition, in certain of our businesses, demand depends on customers’ capital spending budgets, government funding policies, and matters of public policy and government budget dynamics, as well as product and economic cycles, which can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry trade shows and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.

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
In addition, some of our businesses purchase certain materials, components and services from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, including COVID-19, war, terrorist actions, widespread protests and civil unrest, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies. For example, we are experiencing higher prices on certain petroleum-based supplies/chemicals and microchips due to current global supply chain issues. Failure to obtain the needed supply of these products or to offset the increased costs could adversely impact our operating results.

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
We rely in part on our distributor and customer relationships and predictions of distributor and customer inventory levels in projecting future demand levels and financial results. These inventory levels may fluctuate, and may differ from our predictions, resulting in our projections of future results being different than expected. These changes may be influenced by changing relationships with the distributor and customers, economic conditions, supply chain disruption and end-user preference for particular products. There can be no assurance that our distributors and customers will maintain levels of inventory in accordance with our predictions or past history, or that the timing of distributors’ or customers’ inventory build or liquidation will be in accordance with our predictions or past history.
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
Historically, a substantial portion of our sales had come from a limited number of distributors, particularly Henry Schein, which accounted for approximately 12% of our sales in 2021 and 11% of our sales in 2020. It is anticipated that Henry Schein will continue to be the largest contributor to our sales for the foreseeable future. We do not currently have a master distribution agreement in place with Henry Schein for the distribution of our products in the U.S. and Canada. There can be no assurance that Henry Schein or any particular distributor will purchase any particular quantity of products from us or continue to purchase any products at all. If Henry Schein or any other key distributor or channel partner significantly reduces the volume of products purchased from us, it would have an adverse effect on our consolidated and combined financial statements.

Our key distributors and other channel partners typically have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, reduction or discontinuation of their purchases from us or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our business and consolidated and combined financial statements.
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
These systems, products and services (including those we acquire through business acquisitions) may be materially impacted and/or disrupted by information security incidents such as ransomware, malware, viruses, phishing, social engineering, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. This existing risk is potentially compounded given the COVID-19 pandemic and the resulting shift to work-from-home arrangements for a majority of our employees and the related increase in remote access to our systems. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of our systems, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third parties’ systems on which we rely to process, store, or transmit electronic information, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks, and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. Additionally, if our business relationship with a third-party provider of information technology systems or services is negatively affected, or if one of our providers were to terminate its agreement with us without adequate notice, we would suffer a significant business disruption.
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
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, fines, business disruption and litigation.

As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents, including unauthorized access to protected health information and personal information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. Our security measures may be inadequate to prevent security breaches and our business operations and reputation could be materially adversely affected by these events and any resulting federal and state fines and penalties, legal claims or proceedings, and cancellation of contracts if security breaches are not prevented. The healthcare industry is currently experiencing increased attention on compliance with regulations that require us to safeguard protected health information and mitigate cyber-attacks. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, and the potential for reputational harm and lost revenues due to a loss in confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation.
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

As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, security, and breach notification rules require certain of our operations to maintain controls to protect the confidentiality, availability, and integrity of patient health information. In addition, individual states regulate data breach notification requirements as well as more general privacy and security requirements. Entities within the United States that are found to be in violation of HIPAA, for example as the result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Based on the annual revisions for 2021, penalties for HIPAA violations can range from $120 to $1.807 million dollars per violation, with a maximum fine of $1.807 million for identical violations during a calendar year. In 2018, a nation-wide health benefit company paid $16 million to HHS following a data breach. Prior to this record payment, the largest HIPAA fine was $5.55 million. Under the law, state attorneys general have authority to bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. In addition, any penalties assessed under HIPAA could be in addition to other penalties assessed by a state for a data breach in violation of state laws.

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

In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information and other personal information, and these laws may be broader in scope with respect to protected health information and other personal information than HIPAA. Certain of these laws grant individuals various rights with respect to personal information, and we may be required to expend significant resources to comply with these laws. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person.

Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security, and data breach laws, including, for example, the CPRA, and include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation.

In addition, as federal, state and local governments consider adopting new privacy and security legislation, our operations may be subject to different standards in different geographical regions. This may require significantly more resources for compliance and increase the risk of regulatory enforcement and private litigation with respect to our privacy and security practices.

We are also subject to the General Data Protection Regulation (“GDPR”), the primary data protection law in the European Union and European Economic Area (collectively, the EU), as well as associated EU member state data protection laws and the UK GDPR in the United Kingdom. These laws impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary uses of information, increased requirements pertaining to health data and pseudonymised (i.e., deidentified) data, restrictions on data transfers outside of the EU, and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Other administrative penalties may be imposed under the applicable national data protection laws of the EU member states.

We rely on legal mechanisms for transferring certain personal data outside of the EU. These mechanisms include the EU Standard Contractual Clauses, or SCCs, and until July 2020, the U.S. Privacy Shield Framework. In July 2020, the Court of Justice of the European Union issued the “Schrems II” decision, invalidating the Privacy Shield Framework and requiring additional due diligence and assessments to be carried out when using Standard Contractual Clauses as transfer mechanisms. This decision has created uncertainty in how businesses may transfer data out of the EU and may result in increased costs and complexity and hinder our transfer of data out of the EU and corresponding business operations.

Other countries (for example Brazil and China) have or are in the process of passing laws that contain similar requirements to the GDPR. Data localization laws have also been passed or are under consideration in several countries (such as China and Russia), which require personal information relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.

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
We may not complete the proposed IOS Acquisition on the anticipated timeline or at all.

There are a number of risks and uncertainties relating to the IOS Acquisition. For example, the IOS Acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing in the Purchase Agreement. There can be no assurance that the conditions to closing of the IOS Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the IOS Acquisition. The Purchase Agreement may be terminated by the parties thereto under certain circumstances, including, without limitation, if the IOS Acquisition has not been completed by December 31, 2022. Any delay in closing the IOS Acquisition or a failure to close the IOS Acquisition could have a negative impact on our business and the trading price of our common stock.

We may fail to realize the anticipated benefits of the IOS Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the Intraoral Scanner Business into our operations.

Our ability to realize the anticipated benefits of the IOS Acquisition will depend, to a large extent, on our ability to integrate the Intraoral Scanner Business into ours. We may devote significant management attention and resources preparing for and then integrating the business practices and operations of the Intraoral Scanner Business with ours. This integration process may be disruptive to our and the Intraoral Scanner businesses, and, if implemented ineffectively, could restrict realization of the expected benefits. In addition, we may fail to realize some of the anticipated benefits of the IOS Acquisition if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

•The inability to successfully combine operations in a manner that would result in the anticipated benefits of the IOS Acquisition in the time frame currently anticipated or at all;
•Complexities associated with managing the expanded operations and new products;
•Integrating personnel;
•Creation of uniform standards, internal controls, procedures, policies and information systems;
•Unforeseen increased expenses, delays or regulatory issues associated with integrating the operations and products into our portfolio; and
•Performance shortfalls as a result of the diversion of management attention caused by completing the integration of the operations.

Even if we are able to integrate the Intraoral Scanner Business successfully, this integration may not result in the realization of the full benefits that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all. Moreover, the integration of the Intraoral Scanner Business may result in unanticipated problems, expenses, liabilities, regulatory risks and competitive responses that could have material adverse consequences. In addition, we are aware of pending litigation against the seller of the Intraoral Scanner Business, and while we do not view this litigation as material, the defense of such litigation, and any other future claims that may arise, may require significant time, attention and resources of our management and other employees within the Company, potentially diverting their attention from our business.

We and the Intraoral Scanner Business will be subject to business uncertainties while the IOS Acquisition is pending that could adversely affect our business and the Intraoral Scanner Business.

Uncertainty about the effect of the IOS Acquisition on employees, customers and suppliers may have an adverse effect on us and the Intraoral Scanner Business. Although we and the Sellers intend to take actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us and/or the Intraoral Scanner Business to seek to change existing business relationships. In addition, employee retention could be negatively impacted during the pendency of the IOS Acquisition. If key employees depart because of concerns relating to the uncertainty and difficulty of the integration process, our business could be harmed.

The pendency of the IOS Acquisition could adversely affect our business, financial results, and operations.

The announcement and pendency of the IOS Acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and employees. In addition, we have diverted, and will continue to divert, significant management resources to complete the IOS Acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations. Investor perceptions about the terms or benefits of the IOS Acquisition could have a negative impact on our business and the trading price of our common stock.

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
We may not achieve the anticipated benefits from the Divestiture of our KaVo Treatment Unit and Instrument Business and the transition services to be provided by us to Planmeca for a limited time may draw attention and resources away from our ongoing business.

On December 31, 2021, we closed the Divestiture; however we may not achieve some or all of the anticipated benefits and our future investments and other business opportunities that we anticipate will be facilitated by the Divestiture may not be successful and may prove not to be superior alternatives to the continued operation of the KaVo Treatment Unit and Instrument Business. Further, the purchase agreement governing the Divestiture requires our provision of transition services to Planmeca throughout a transition period, which will require significant time, attention and resources of our management and other employees within the Company, potentially diverting their attention from other aspects of our business. We will be bound to comply with the terms of the transition services agreement, and at times compliance with this agreement will consume our focus and resources that would otherwise be invested into maintaining and growing our business.

We are in the process of rebranding our Imaging Business, our China Business, and many of our products, which will likely involve substantial costs and may not be favorably received by our customers.

We no longer own the “KaVo” brand name, or any variation of the name, logos or related intellectual property rights. We will likely incur substantial costs to rebrand our Imaging Business, our China Business, and a number of our products worldwide, which may also require the expenditure of regulatory product registration costs. Rebranding efforts may not be complete before the agreement with Planmeca allowing us to use the “Kavo” brand expires, potentially causing substantial inventory write-offs. We cannot be certain that our customers will be receptive to our proposed rebranding. A failure in our rebranding efforts may affect our ability to attract and retain customers following the Divestiture, resulting in reduced revenues.

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
We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes), shifts in market trends (such as customers putting an increased priority on purchasing products that are sustainably made) and other adverse effects. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our corporate headquarters are located in California, which has historically experienced, and is likely to continue to experience, climate-related events at an increasing frequency including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. The effects of climate change could also impair the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.

In addition, the increasing concern over climate change has resulted and may continue to result in more regional, federal, and/or global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions, alternative energy policies and sustainability initiatives. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with, sourcing, manufacturing and distributing our products, which may adversely affect our business, results of operations and financial condition. Any such regulatory changes could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements.

Risks Related to Our Indebtedness

We have outstanding indebtedness of approximately $1.4 billion, and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations.

As of February 15, 2022, we had outstanding indebtedness of approximately $1.4 billion, including approximately $0.9 billion under our Amended Credit Agreement, $518 million under our Convertible Senior Notes due June 1, 2025 (the “Notes”), and had an additional $750 million of borrowing capacity under the revolving credit facility pursuant to the Amended Credit Agreement, with the ability to request further increases to the revolving credit facility up to $350 million.
Please refer to Note 16 to our audited consolidated and combined financial statements included in this Annual Report. This debt could have important, adverse consequences to us and our security holders, including:
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Unless we elect to satisfy our conversion obligation by delivering only shares of our common stock (other than paying cash in lieu of delivering any fractional share) and one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of December 31, 2021, one of the conditions allowing the Note holders to convert the Notes was satisfied. As a result, as of December 31, 2021, the Notes are classified as a current liability. The conversion conditions are tested quarterly.

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

Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly, and we may be adversely affected by recent proposals to reform LIBOR.

Borrowings under certain of our facilities, including our Amended Credit Agreement, are made at variable rates of interest and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

In addition, certain of our financial arrangements, including our Amended Credit Agreement, bear interest rates that fluctuate with changes in short-term prevailing interest rates, including the London Interbank Offered Rate (“LIBOR”) (or metrics derived from or related to LIBOR). On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, on November 30, 2020, ICE Benchmark Administration (“IBA”), indicated that it would consult on its intention to cease publication of most USD LIBOR tenors beyond June 30, 2023. On March 5, 2021, the IBA announced that it will cease the publication of one week and two-month U.S. Dollar LIBOR and all non-USD (GBP, EUR, CHF and JPY) LIBOR settings at the end of December 2021, but will extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and 12 month U.S. Dollar LIBOR) until the end of June 2023. U.S. bank regulators have advised banks to cease writing, subject to certain limited exceptions, new U.S. Dollar LIBOR contracts by the end of 2021 and the New York Federal Reserve’s Alternative Reference Rates Committee (“ARCC”) has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company’s financial arrangements.

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

◦Certain of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The Health care austerity measures in other countries and other potential health care reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.
These changes, as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures have started changing the way health care is delivered, reimbursed and funded and may cause participants in the health care industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, heighten clinical data requirements, reduce the volume of medical procedures that use our products and services, affect the acceptance rate of new technologies and products and increase our compliance and other costs. In addition, we may be excluded from important market segments or unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our business and financial statements.
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
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs and privacy. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services. For example, in response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and reduce demand for our products or services.

Certain of our businesses are subject to extensive regulation by the FDA and comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, ability to do business and financial statements.

Most of our products are medical devices subject to regulation by the U.S. Food and Drug Administration (the “FDA”), by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials (or the manufacture and sale of products containing any such materials). The FDA and these other regulatory authorities enforce additional regulations regarding the safety of X-ray emitting devices. The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the EU MDR imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices had until May 2021 to meet the requirements of the EU MDR. Complying with the EU MDR required modifications to our quality management systems, additional resources in certain functions, and required and will continue to require updates to technical files, among other changes. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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
The FDA and, in some cases, the Environmental Protection Agency (“EPA”) strictly regulate the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive performance or clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, substantial monetary penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and/or the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.

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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 15 to our audited consolidated and combined financial statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
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
Risks Related to Ownership of Our Stock
The price of our common stock may continue to be volatile, which could lead to securities litigation brought against us or cause investors to lose the value of their investment.
We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through February 16, 2022, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $49.92 on February 16, 2022. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

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
Stock markets in general have experienced volatility recently that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, periods of volatility in the overall market and the market price of a company’s securities have often been followed by securities litigation brought against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. In addition, as a result of this volatility, investors may not be able to sell their common stock at or above the purchase price.

Certain provisions in our second amended and restated certificate of incorporation, our second amended and restated bylaws, the Indenture governing the Notes, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our second amended and restated certificate of incorporation and second amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt an unsolicited takeover not approved by our board of directors. These provisions include, among others:
◦the inability of our stockholders to call a special meeting;
◦the inability of our stockholders to act by written consent;
◦rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
◦the right of our board of directors to issue preferred stock without stockholder approval;

◦the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, subject to a phased-in declassification whereby Class III directors will be elected to a one-year term at the 2022 annual meeting, Class I directors will be elected to a one-year term at the 2023 annual meeting and Class II directors will be elected to a one-year term at the 2024 annual meeting such that effective as of the 2024 annual meeting, our board of directors will be fully declassified, and until the full declassification of the Board as of the date of the 2024 annual meeting, this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

◦prior to our board of directors being fully declassified, stockholders may only remove directors with cause; and
◦the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of our board of directors) on our board of directors.
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
Our second amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors, officers, employees and stockholders.
Our second amended and restated certificate of incorporation provides that unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction.

In addition, our second amended and restated bylaws, as amended, provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, unless we consent in writing to the selection of an alternative forum.

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
In 2021, 51% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the emerging markets. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
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
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crises (including the COVID-19 pandemic), war, terrorism, widespread protests and civil unrest, or other natural or man-made disasters. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which is prone to earthquakes and wildfires, in addition to the other risks discussed above. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
We may be required to recognize impairment charges for our goodwill and other intangible assets.

As of December 31, 2021, the net carrying value of our goodwill and other intangible assets totaled approximately $4.2 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

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
We are or could be subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously-owned or subsequently-purchased entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition-related matters, as well as regulatory or judicial subpoenas, requests for information, investigations and enforcement. We may also become involved in lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses acquired or divested by us or our predecessors. The types of claims made in lawsuits may include claims for compensatory damages, incidental damages, consequential damages, and punitive damages (and in some types of cases, treble damages) and/or injunctive relief. The pursuit or defense of these lawsuits may divert our management’s attention, we may incur significant expenses in pursuing or defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Brea, California in a facility that we lease. As of December 31, 2021, our facilities included approximately 39 significant office, research and development, manufacturing and distribution facilities. 14 of these facilities are located in the U.S. in seven states and 25 are located outside the U.S. in 14 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and the Middle East. These facilities cover approximately 2.9 million square feet, of which approximately 0.9 million square feet are owned and approximately 2.0 million square feet are leased. Particularly outside the U.S., facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 8 to our audited consolidated and combined financial statements for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our financial position, results of operations or cash flows. For additional information, please see Note 15 to our audited consolidated and combined financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information with Respect to our Common Stock
Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “NVST.”
The number of holders of record of our common stock as of February 15, 2022 was 18. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the S&P Health Care Index from September 18, 2019, the first day our stock traded on the NYSE, through December 31, 2021. The graph assumes $100 was invested in each of our common stock, the S&P 500 Index, and the S&P Health Care Index as of the market close on September 18, 2019. The S&P 500 Stock Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Performance Graph Table
	September 18, 2019	December 31, 2019	December 31, 2020	December 31, 2021
Envista Holdings Corporation	$100	$106	$121	$148
S&P 500 Index	$100	$108	$128	$165
S&P 500 Health Care Index	$100	$113	$126	$152

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
Recent Sales of Unregistered Securities
On January 21, 2022, we completed the issuance of 273,522 restricted stock units (“RSUs”) to Pacific Dental Services, LLC (“PDS”) pursuant to a development agreement by and between the Company and PDS dated as of December 23, 2021 (the “Development Agreement”) and a share issuance agreement entered into by the parties on the same date. The RSUs will vest upon achievement of certain milestones pursuant to the Development Agreement and will convert on a 1-for-1 basis into shares of our common stock upon vesting. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
ITEM 6. [Reserved]

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
◦Overview
◦Results of Operations
◦Liquidity and Capital Resources
◦Qualitative and Quantitative Disclosures About Market Risk
◦Critical Accounting Estimates
◦New Accounting Standards

BASIS OF PRESENTATION
The accompanying consolidated and combined financial statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated and combined financial statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with our business have been included in the consolidated and combined financial statements. Prior to the Separation, our consolidated and combined financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to us and allocations of related assets, liabilities, and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 24 to our audited consolidated and combined financial statements.
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
We have incurred and will incur additional costs as a separate public company. As a separate public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from Danaher. These additional costs are primarily for the following:
•additional personnel costs, including salaries, benefits and potential bonuses and/or stock-based compensation awards for staff additions to replace support previously provided by Danaher that is not covered by the Transition Services Agreement; and
•corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees.
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

OVERVIEW
General
We provide products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. We help our customers deliver the best possible patient care through industry-leading dental consumables, solutions, technology, and services. With leading brand names, innovative technology and significant market positions, we are a leading worldwide provider of a broad range of dental implants, orthodontic appliances, general dental consumables, equipment and services, and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries across North America, Asia, Europe, the Middle East and Latin America.

During 2021, 51% of our sales were derived from customers outside the United States. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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

Results of Operations

In early 2020, due to the COVID-19 pandemic, many dental associations globally recommended that dental practices delay elective procedures and only perform emergency procedures. As a result, our sales and results of operations were most impacted by the COVID-19 pandemic during the first and second quarters with positive signs of recovery during the third and fourth quarters of 2020. As a result, we implemented cost reduction measures, including a temporary reduction in our manufacturing capacity, temporary salary reductions, furloughs and reducing discretionary spending. As dental practices reopened, dental associations have recommended enhanced safety, disinfection and social distancing protocols. These measures may remain in place for a significant period of time in certain regions and may continue to adversely affect our business, results of operations and financial condition. During the 2021 year, we continued to see positive signs of recovery in certain markets in which we operate, however, certain markets continue to be more adversely impacted than others. While the rollout of COVID-19 vaccines throughout 2021 mitigated mortality risk, new COVID-19 variants, particularly the Delta and Omicron variants, proved to remain a threat. The lifting of lockdowns in certain areas started a slow economic recovery. The resulting increase in consumer demand has created significant challenges for supply chains as a result of labor and raw material shortages.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the rise of new variants, the extent and severity of the impact on our customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, our ability to continue to manufacture and source our products and to find suitable alternative products at reasonable prices, the impact of the pandemic and associated economic downturn on our ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.
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

Liquidity

In May of 2020, we entered into an amendment (the “Amendment”) to our Credit Agreement that, among other changes as further described in Note 16 to our Audited Consolidated and Combined Financial Statements, waived the quarterly-tested leverage covenant and reduced the interest coverage ratio through and including the first quarter of 2021. On February 9, 2021, we entered into an additional amendment to our Credit Agreement that substantially reinstated the original terms of our Credit Agreement effective February 9, 2021. In connection with this new amendment we repaid $472.0 million of our three-year, €208 million senior unsecured term loan facility (“Euro Term Loan”) on February 9, 2021. On June 15, 2021, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a syndicate of banks including Bank of America, N.A. as administrative agent. The Amended Credit Agreement amends and restates the Company’s Credit Agreement, originally dated September 20, 2019. In May of 2020, we issued the Notes with gross and net proceeds of $517.5 million and $502.6 million, respectively. We believe the full borrowing capacity of $250.0 million available under the Revolving Credit Facility and the proceeds from the Notes, currently provide us with the appropriate level of flexibility to manage our operations. In future periods, the COVID-19 pandemic and its impact on the capital markets could impact our ability to obtain future financing.

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
Product Development, New Product Launches and Commercial Investment
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation. Our future growth and success depend on both our pipeline of new products and technologies, including new products and technologies that we may obtain through license or acquisition, and the expansion of the use of our existing products and technologies. We believe we are a leader in dental research and development (“R&D”), with approximately $320 million of R&D expenditures since 2019 and a track record of product innovation, business development and commercialization.
Additionally, investment in our commercial sales organization, particularly within our implant business and in emerging markets, is critical to our growth strategy. Our sales in China grew at a low-double digit compounded annual growth rate from 2019 through 2021.
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

In 2021, Ormco launched the Damon UltimaTM System, a revolutionary passive self-ligation braces technology that is the first true full-expression system designed for faster and more precise finishing.

Our N1 implant system, which was launched in Europe in June of 2020, recently received clearance from the U.S. Food and Drug Administration, with authorization for sale in further regions pending, and which we believe will be a significant product for Nobel and will simplify the implant procedure.

Our Nobel business has obtained the EU Medical Device Regulation (“MDR”) Quality Management System certification and is one of the first in the dental industry to do so. This is an important milestone for Nobel, and we believe that we are on track in our efforts to achieve MDR certification for our full portfolio of products.

Foreign Exchange Rates
Significant portions of our sales and costs are exposed to changes in foreign exchange rates. During the year ended December 31, 2021, our products were sold in more than 100 countries and 51% of our sales were denominated in foreign currencies. We seek to manage our foreign exchange risk, in part, through our operations, including managing same-currency sales in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As our operations use multiple foreign currencies, including the euro, British pound, Brazilian real, Australian dollar, Japanese yen, Canadian dollar and Chinese yuan, changes in those currencies relative to the U.S. dollar will impact our sales, cost of sales and expenses, and consequently, net income. Exchange rate fluctuations in emerging markets may also directly affect our customers’ ability to buy our products in these geographic markets.

On a year-over-year basis, currency exchange rates negatively impacted reported sales by 1.5% for the year ended December 31, 2021 compared to the comparable period of 2020, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.
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
Manufacturing and Supply
While the rollout of COVID-19 vaccines throughout 2021 mitigated mortality risk, new COVID-19 variants, particularly the Delta and Omicron variants, proved to remain a threat. The lifting of lockdowns in certain areas started a slow economic recovery. The resulting increase in consumer demand has created significant challenges for supply chains as a result of labor and raw material shortages.
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

Business Performance
During the year ended December 31, 2021, our sales increased 30.1%, while core sales increased 29.0% as compared to the comparable period of 2020. The impact of foreign currency exchange rates reduced sales in the year ended December 31, 2021 by 1.5% compared to the comparable period of 2020. The impact of discontinued products increased revenues in the year ended December 31, 2021 by 0.4%.
Acquisitions and Divestitures
Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.

On September 7, 2021, we entered into the Purchase Agreement with Planmeca and Planmeca Oy, a privately-held Finnish company, as guarantor, pursuant to which we will sell to Planmeca our KaVo Treatment Unit and Instrument Business (the “Divestiture”). On December 31, 2021, we completed the Divestiture to Planmeca, pursuant to the Purchase Agreement among us, Planmeca, and Planmeca Oy, as guarantor. In accordance with the terms of the Purchase Agreement, we received cash consideration of $317.3 million upon closing, which remains subject to certain adjustments. We expect to receive an earnout payment of $30 million in the first quarter of 2022, plus an estimated $40.9 million in adjustments under the Purchase Agreement in the second quarter of 2022. A gain of $11.7 million, net of taxes has been recorded and included in income from discontinued operations in the Consolidated and Combined Statements of Operations.

The Divestiture was part of our strategy to structurally improve our long-term margins and represented a strategic shift with a major effect on our operations and financial results as described in AS 205-20. The sale met the criteria to be accounted for as a discontinued operation. Accordingly, we have applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, we reclassified the Divestiture to assets and liabilities held for sale on our Consolidated Balance Sheets as of December 31, 2021 and 2020 and reclassified the financial results of the Divestiture in our Consolidated and Combined Statements of Operations for all periods presented. Our Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 include the financial results of the KaVo Treatment Unit and Instrument Business. We also revised our discussion and presentation of operating and financial results to be reflective of our continuing operations as required by ASC 205-20. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

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

On December 22, 2021, we entered into a stock and asset purchase agreement (the "Purchase Agreement") with Carestream Dental Technology Parent Limited ("Carestream"), a private limited company registered in England and Wales, pursuant to which Carestream and certain of its subsidiaries (together with Carestream, the "Sellers") will sell to the Company the Sellers' intraoral scanner business (the "Intraoral Scanner Business") for total consideration of $600 million, subject to certain customary adjustments as provided in the Purchase Agreement. The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company will purchase the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the equity of certain subsidiaries of the Sellers (the "IOS Acquisition"). The transaction is expected to close in the second quarter of 2022. With the sale of the KaVo Treatment Unit and Instrument Business and the pending IOS Acquisition, we continue to make significant progress toward our long-term goal of re-calibrating our product portfolio to higher growth and higher margin segments. Both the Divestiture and the pending IOS Acquisition are strategic shifts that will allow us to focus more on higher value and higher margin consumables, imaging, and digital workflow solutions.

On January 21, 2020, we acquired all of the shares of Matricel GmbH (“Matricel”) for cash consideration of approximately $43.6 million. Matricel, a German company, is a provider of biomaterials used in dental applications and is part of our Specialty Products and Technologies segment. For the year ended December 31, 2020, Matricel’s revenue and earnings were not material to our Consolidated and Combined Statements of Operations.

UK’s Referendum Decision to Exit the EU
In a referendum on June 23, 2016, voters approved for the United Kingdom (“UK”) to exit the European Union (“EU”). A withdrawal agreement negotiated by and between the UK prime minister and the EU was ratified by the UK parliament in December 2019. The UK exited the EU on January 31, 2020. A transition period began and business remained as usual until December 31, 2020. The new Trade and Cooperation Agreement (“TCA”) signed by the EU and UK on December 30, 2020 and entered into force on May 1, 2021 brings little benefits for our dental business, since almost all of our products are already 0% duty rated under the WTO tariffs, and the agreement neither includes any customs or tax simplification regime nor any mutual recognition of medical device regulations of the EU and UK. To mitigate the potential impact of Brexit on the supply of our European goods to the UK, we have adapted our supply chain and financial processes accordingly, and, in some cases, temporarily increased our level of inventory within the UK to ensure that our customers receive our products timely. Our operating companies have begun to work through the new UK regulations to register products with the MHRA (UK’s Medicines and Healthcare products Regulatory Agency) and meet the future requirements of MHRA for foreign manufacturers of medical devices which become effective on July 1, 2023. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of certain of our products. The ultimate impact of UK exiting the EU on our financial results is uncertain.

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

Non-GAAP Measures
In order to establish period-to-period comparability, beginning with the third quarter of 2019 (the first quarter during which we reported our results as a separate, public company), we modified the definition of core sales to exclude the impact from sales of discontinued products. We exclude sales from discontinued products because discontinued products do not have a continuing contribution to operations and management believes that excluding such items provides investors with a means of evaluating our on-going operations and facilitates comparisons to our peers. Core growth for the years ended December 31, 2021 and 2020, set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the impact from sales of discontinued products. References to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to GAAP, but excluding:
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

RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated and combined statements of earnings should be read along with our audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all financial data in this Annual Report on Form 10K refer to continuing operations only. For more information on the consolidated and combined basis of preparation, see Note 1 to our audited consolidated and combined financial statements elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,						% Change	% Change
($ in millions)	2021		2020		2019		2021/2020	2020/2019
Sales	$2,508.9	100.0%	$1,929.1	100.0%	$2,284.8	100.0%	30.1%	(15.6)%
Cost of sales	1,082.4	43.1%	874.3	45.3%	935.6	40.9%	23.8%	(6.6)%
Gross profit	1,426.5	56.9%	1,054.8	54.7%	1,349.2	59.1%	35.2%	(21.8)%
Operating costs:
SG&A expenses	1,019.8	40.6%	924.6	47.9%	980.4	42.9%	10.3%	(5.7)%
R&D expenses	100.5	4.0%	86.7	4.5%	133.1	5.8%	15.9%	(34.9)%
Operating profit	306.2	12.2%	43.5	2.3%	235.7	10.3%	603.9%	(81.5)%
Nonoperating income (expense):
Other income (expense)	2.4	0.1%	(1.0)	(0.1)%	1.5	0.1%	(340.0)%	(166.7)%
Interest expense, net	(54.1)	(2.2)%	(62.5)	(3.2)%	(3.5)	(0.2)%	(13.4)%	NM
Income (loss) before income taxes	254.5	10.1%	(20.0)	(1.0)%	233.7	10.2%	NM	(108.6)%
Income tax (benefit) expense	(9.0)	(0.4)%	(62.5)	(3.2)%	49.6	2.2%	(85.6)%	(226.0)%
Income from continuing operations	263.5	10.5%	42.5	2.2%	184.1	8.1%	520.0%	(76.9)%
Income (loss) from discontinued operations, net of tax	77.0	3.1%	(9.2)	(0.5)%	33.5	1.5%	(937.0)%	(127.5)%
Net income	$340.5	13.6%	$33.3	1.7%	$217.6	9.5%	922.5%	(84.7)%

Effective tax rate	(3.5)%		312.5%		21.2%

Business Segments
Sales by business segment were as follows ($ in millions):

	For the Years Ended December 31,
	2021	2020	2019
Specialty Products & Technologies	$1,507.8	$1,117.3	$1,342.7
Equipment & Consumables	1,001.1	811.8	942.1
Total	$2,508.9	$1,929.1	$2,284.8

GAAP Reconciliation
Sales and Core Sales Growth

	2021 vs. 2020	2020 vs. 2019
Total sales growth (GAAP)	30.1%	(15.6)%
Less the impact of:
Acquisitions	—%	(0.2)%
Discontinued products	0.4%	0.6%
Currency exchange rates	(1.5)%	0.2%
Core sales growth (non-GAAP)	29.0%	(15.0)%
2021 Compared to 2020
For the year ended December 31, 2021, sales and core sales increased in the majority of the markets in which we operate as demand increased due to more patients seeking dental care with more dental offices being open compared to 2020. Sales and core sales for the year ended December 31, 2020 were impacted by the COVID-19 pandemic.
Total sales growth increased 30.1% for the year ended December 31, 2021 compared to the comparable period in 2020. Price positively impacted sales growth by 0.3% on a year-over-year basis in the year ended December 31, 2021. During 2021, sales increased by 28.3% due to higher volume, including the impact of discontinued products and product mix. Sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Sales in emerging markets increased primarily due to an increase in Eastern Europe, China and Russia.

Core sales growth for the year ended December 31, 2021 increased 29.0%, compared to the comparable period of 2020. Core sales increased primarily due to higher volume and product mix. Core sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Core sales in emerging markets increased primarily due to an increase in Eastern Europe, China and Russia.
2020 Compared to 2019
Sales decreased 15.6% for the year ended December 31, 2020 compared to the comparable period in 2019. Price negatively impacted sales growth by 0.2% on a year-over-year basis in the year ended December 31, 2020. During 2020, sales decreased by 14.8% due to lower volume, including the impact of discontinued products and product mix primarily due to the impact of COVID-19, partially offset by revenue from the acquisition of Matricel. Sales in developed markets decreased during 2020, as compared to the comparable period of 2019, primarily due to a decrease in North America and Western Europe. Sales in emerging markets decreased during 2020, as compared to the comparable period of 2019, with sales decreasing in most major regions.
Core sales growth for the year ended December 31, 2020, decreased 15.0%, compared to the comparable period of 2019. Core sales decreased during 2020 in most markets we serve primarily due to the impact of COVID-19. Core sales in developed markets decreased during 2020, as compared to the comparable period of 2019, primarily due to a decrease in North America and Western Europe. Core sales in emerging markets decreased during 2020, as compared to the comparable period of 2019, with core sales decreasing in most major regions. Despite the impacts of COVID-19, China’s core sales increased in the low-single digits during 2020.

COST OF SALES AND GROSS PROFIT

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Sales	$2,508.9	$1,929.1	$2,284.8
Cost of sales	1,082.4	874.3	935.6
Gross profit	$1,426.5	$1,054.8	$1,349.2
Gross profit margin	56.9%	54.7%	59.1%
2021 Compared to 2020
The increase in cost of sales during the year ended December 31, 2021, as compared to the comparable period in 2020, was primarily due to higher sales as a result of higher demand as patients sought dental care with more dental offices being open compared to 2020 and restructuring costs, partially offset by improved sales mix, favorable foreign exchange rates and lower incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.
The increase in gross profit margin during the year ended December 31, 2021, as compared to the comparable period in 2020, was primarily due to higher sales volume, improved product mix and favorable foreign exchange rates, partially offset by unfavorable restructuring costs and lower incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.
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
OPERATING EXPENSES

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Sales	$2,508.9	$1,929.1	$2,284.8
Selling, general and administrative expenses	1,019.8	924.6	980.4
Research and development expenses	100.5	86.7	133.1
SG&A as a % of sales	40.6%	47.9%	42.9%
R&D as a % of sales	4.0%	4.5%	5.8%
2021 Compared to 2020
SG&A expenses as a percentage of sales for the year ended December 31, 2021 decreased as compared to the comparable period of 2020, primarily due to higher sales, lower restructuring expenses and favorable incremental period-over-period savings associated with restructuring improvement actions taken in prior periods, partially offset by higher sales and marketing, compensation and administrative spend.
The decrease in R&D expenses as a percentage of sales for the year ended December 31, 2021, as compared to the comparable period of 2020, was primarily due to higher sales, partially offset by increased spending on product development initiatives in the Specialty Products & Technologies segment.

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

OPERATING PROFIT
2021 Compared to 2020
Operating profit margin was 12.2% for the year ended December 31, 2021, as compared to an operating profit margin of 2.3% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume and improved product mix, lower restructuring expenses, favorable incremental period-over-period savings associated with restructuring improvement actions taken in prior periods, partially offset by higher sales and marketing, compensation, and administrative spend.
2020 Compared to 2019
Operating profit margin was 2.3% for the year ended December 31, 2020, as compared to an operating profit margin of 10.3% for the comparable period of 2019. The decrease in operating profit margin was due to lower sales primarily due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, incremental public company costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend (including sales, marketing and travel research and development) and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

OTHER (EXPENSE) INCOME, NET
The other components of net periodic benefit costs included in other (expense) income for the years ended December 31, 2021, 2020 and 2019 were $2.6 million, $(0.3) million, and $2.1 million, respectively.

INTEREST COSTS AND FINANCING
Interest cost for the year ended December 31, 2021 was $54.1 million compared to $62.5 million in 2020. The decrease in interest expense for the year ended December 31, 2021 as compared to the comparable period of 2020 was primarily due to lower debt levels as a result of paying down the Euro Term Loan in the amount of $472.0 million. In addition, we had lower interest rates on the outstanding debt as a result of entering into the amendment to the Credit Agreement in February of 2021. For a discussion of our outstanding indebtedness, refer to Note 16 to our audited consolidated and combined financial statements elsewhere in this Annual Report on Form 10-K.

INCOME TAXES

	For the Years Ended December 31,
	2021	2020	2019
Effective tax rate	(3.5)%	312.5%	21.2%

Our effective tax rate for the year ended December 31, 2021 was (3.5)% compared to 312.5% in 2020. The change in the effective tax rate was primarily due to the impact of the higher earnings before income taxes in 2021 compared to the relatively small loss before income taxes in 2020, the recognition of additional amortizable deferred tax assets associated with the estimated value of a tax basis step-up of certain of the Company’s Swiss assets, and a decrease in the valuation allowance on certain Swiss net operating losses.

Our effective tax rate for the year ended December 31, 2020 was 312.5% compared to 21.2% in 2019. The change in the effective tax rate was primarily due to the impact of the loss before income taxes in 2020 relative to the higher income before taxes in 2019 and the recognition of an amortizable deferred tax asset associated with the estimated value of a tax basis step-up of certain of the Company’s Swiss assets.

COMPREHENSIVE INCOME
2021 Compared to 2020
For the year ended December 31, 2021, comprehensive income increased $203.1 million as compared to 2020. The increase for the year ended December 31, 2021 was primarily due to net income generated in the current period, partially offset by higher foreign currency translation losses.
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
Specialty Products & Technologies Selected Financial Data

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Sales	$1,507.8	$1,117.3	$1,342.7
Operating profit	272.3	65.8	218.3
Depreciation	24.0	20.6	17.7
Amortization	60.0	60.0	57.7
Operating profit as a % of sales	18.1%	5.9%	16.3%
Depreciation as a % of sales	1.6%	1.8%	1.3%
Amortization as a % of sales	4.0%	5.4%	4.3%
GAAP Reconciliation
Sales and Core Sales Growth

	2021 vs. 2020	2020 vs. 2019
Total sales growth (GAAP)	34.9%	(16.8)%
Less the impact of:
Acquisitions	—%	(0.3)%
Discontinued products	(0.1)%	0.6%
Currency exchange rates	(1.8)%	(0.1)%
Core sales growth (non-GAAP)	33.0%	(16.6)%

2021 Compared to 2020
Sales
For the year ended December 31, 2021, sales and core sales increased in the majority of the markets in which we operate as demand increased due to more patients seeking dental care with more dental offices being open compared to 2020. Sales and core sales for the year ended December 31, 2020 were impacted by the COVID-19 pandemic.
Total sales growth increased 34.9% for the year ended December 31, 2021 compared to the comparable period in 2020. Price negatively impacted sales growth by 0.1% on a year-over-year basis in the year ended December 31, 2021. During 2021, sales increased by 33.2% due to higher volume and product mix as demand improved for implant systems and orthodontic products. Sales in developed markets increased primarily due to an increase in North America, Australia, Japan and Western Europe. Sales in emerging markets increased primarily due to an increase in China, Eastern Europe, India and Russia.

Core sales growth for the year ended December 31, 2021 increased 33.0%, compared to the comparable period of 2020, primarily due to higher volume and product mix as demand improved for implant systems and orthodontic products. Core sales in developed markets increased primarily due to an increase in North America, Australia, Japan and Western Europe. Core sales in emerging markets increased primarily due to an increase in China, Eastern Europe, India and Russia.
Operating Profit

Operating profit margin was 18.1% for the year ended December 31, 2021, as compared to an operating profit margin of 5.9% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume and improved product mix, lower restructuring expenses, favorable incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, partially offset by higher sales and marketing and compensation spend.
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

Operating Profit

Operating profit margin was 5.9% for the year ended December 31, 2020, as compared to an operating profit margin of 16.3% for the comparable period of 2019. The decrease in operating profit margin was primarily due to lower sales primarily due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, excess capacity costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend (including sales, marketing and travel) and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

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

Equipment & Consumables Selected Financial Data

	For the Year Ended December 31,
($ in millions)	2021	2020	2019
Sales	$1,001.1	$811.8	$942.1
Operating profit	153.8	53.6	73.4
Depreciation	9.9	11.4	15.5
Amortization	21.5	27.3	27.8
Operating profit as a % of sales	15.4%	6.6%	7.8%
Depreciation as a % of sales	1.0%	1.4%	1.6%
Amortization as a % of sales	2.1%	3.4%	3.0%
GAAP Reconciliation
Sales and Core Sales Growth

	2021 vs. 2020	2020 vs. 2019
Total sales growth (GAAP)	23.3%	(13.8)%
Less the impact of:
Discontinued products	1.0%	0.7%
Currency exchange rates	(0.9)%	0.3%
Core sales growth (non-GAAP)	23.4%	(12.8)%
2021 Compared to 2020
Sales
For the year ended December 31, 2021, sales and core sales increased in the majority of the markets in which we operate as demand increased due to more patients seeking dental care with more dental offices being open compared to 2020. Sales and core sales for the year ended December 31, 2020 were impacted by the COVID-19 pandemic.
Total sales growth increased 23.3% for the year ended December 31, 2021 compared to the comparable period in 2020. Price positively impacted sales growth by 0.9% on a year-over-year basis in the year ended December 31, 2021. During 2021, sales increased in 21.6% due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Sales in developed markets increased primarily due to an increase in North America, Western Europe, Japan and Australia. Sales in emerging markets increased primarily due to an increase Russia and Brazil, partially offset by lower sales in China and India.
Core sales growth for the year ended December 31, 2021 increased 23.4%, compared to the comparable period of 2020. Core sales increased primarily due to higher volume, including the impact of discontinued products and product mix as demand improved for equipment and consumables. Core sales in developed markets increased primarily due to an increase in North America, Western Europe and Australia. Core sales in emerging markets increased primarily due to an increase in Russia and Brazil; partially offset by lower sales in China and India.

Operating Profit
Operating profit margin was 15.4% for the year ended December 31, 2021, as compared to an operating profit margin of 6.6% for the comparable period of 2020. The increase in operating profit margin was primarily due to higher sales volume, improved product mix, lower restructuring expenses, and favorable incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods, partially offset by higher compensation and administrative spend.
2020 Compared to 2019
Sales
Sales decreased 13.8% for the year ended December 31, 2020 compared to the comparable period in 2019. Price positively impacted sales growth by 0.3% on a year-over-year basis in the year ended December 31, 2020. During 2020, sales decreased in most of the markets we serve by 13.8% due to lower volume and product mix primarily due to the impact of COVID-19.

Core sales growth for the year ended December 31, 2020 decreased 12.8%, compared to the comparable period of 2019. Geographically, the decrease in core sales growth was primarily due to lower core sales in North America, Western Europe and Asia. Core sales of equipment and traditional consumables decreased in most of the markets we serve primarily as a result of the COVID-19 pandemic, partially offset by increased demand for our infection prevention products.
Operating Profit
Operating profit margin was 6.6% for the year ended December 31, 2020, as compared to an operating profit margin of 7.8% for the comparable period of 2019. The decrease in operating profit margin was primarily due to lower sales due to the impact of the COVID-19 pandemic, an unfavorable sales mix, higher restructuring and productivity improvement expenses, excess capacity costs and the impact of foreign currency exchange rates, partially offset by cost reduction initiatives including employee furloughs, pay cuts, reduced discretionary spend (including sales, marketing and travel, research and development) and incremental period-over-period savings associated with restructuring and productivity improvement actions taken in prior periods.

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

Following is an overview of our cash flows and liquidity:
Overview of Cash Flows and Liquidity

	Year Ended December 31,
($ in millions)	2021	2020	2019
Net cash provided by operating activities	$361.6	$283.9	$397.5

Acquisitions, net of cash acquired	$(2.1)	$(40.7)	$—
Payments for additions to property, plant and equipment	(54.7)	(47.7)	(77.8)
Proceeds from sales of property, plant and equipment	11.6	5.3	1.6
Proceeds from sale of Kavo treatment unit and instrument business	312.5	—	—
All other investing activities	(4.6)	14.0	(2.2)
Net cash provided by (used in) investing activities	$262.7	$(69.1)	$(78.4)

Proceeds from issuance of convertible senior notes	$—	$517.5	$—
Payment of debt issuance and other deferred financing costs	(2.3)	(17.2)	(2.4)
Proceeds from revolving line of credit	—	249.8	—
Repayment of revolving line of credit	—	(250.0)	—
Proceeds from borrowings	—	—	1,318.3
Repayment of borrowings	(475.7)	—	(0.3)
Purchase of capped calls related to issuance of convertible senior notes	—	(20.7)	—
Proceeds from stock option exercises	19.5	13.8	—
Proceeds from the public offering of common stock, net of issuance costs	—	—	643.4
Consideration to Former Parent in connection with the Separation	—	—	(1,950.0)
Net transfers to Former Parent	—	—	(116.5)
All other financing activities	(7.1)	(0.7)	(0.2)
Net cash (used in) provided by financing activities	$(465.6)	$492.5	$(107.7)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period for working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $361.6 million during the year ended December 31, 2021 and $283.9 million in 2020. The increase was primarily due to higher net income, partially offset by lower cash provided by working capital and higher non-cash expense on a year-over-year basis.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. Historically, capital expenditures generally have been made at relatively low levels in comparison to the operating cash flows generated during the corresponding periods, and usually range between 2.0% and 3.5% of net sales. These expenditures are expected to be financed with cash from operations and existing cash and cash equivalents.
Net cash provided by investing activities was $262.7 million during the year ended December 31, 2021, as compared to $69.1 million used in investing activities for the comparable period in 2020, primarily due to the proceeds from the sale of the Kavo treatment unit and instruments business.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings, the issuance of common stock and transfers to Danaher prior to the Separation.

Net cash used in financing activities was $465.6 million during the year ended December 31, 2021, compared to $492.5 million provided by financing activities for the comparable period of 2020. In February 2021, we repaid $472.0 million of the Euro Term Loan Facility in connection with an amendment to the Credit Agreement. In March 2020, we borrowed the full amount available under the Revolving Credit Facility and repaid it in September 2020; and in May of 2020, we issued the Notes and received net proceeds of $502.5 million. In connection with the issuance of the Notes, we purchased the Capped Calls for $20.7 million.

For a description of our outstanding debt as of December 31, 2021 and the senior credit facilities, refer to Note 16 to our audited consolidated and combined financial statements in this Annual Report on Form 10-K.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.
As of December 31, 2021, we had no borrowings outstanding under the revolving credit facility and we had the ability to incur an additional $750 million of indebtedness in direct borrowings under the revolving credit facility. As of December 31, 2021, we were in compliance with all of our debt covenants.

2020 Compared to 2019
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

For a description of our outstanding debt as of December 31, 2020 and the senior credit facilities, refer to Note 16 to our audited consolidated and combined financial statements in this Annual Report on Form 10-K.
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

As of December 31, 2021, $1,073.6 million of cash and cash equivalents were held on deposit with financial institutions. Of this amount, $479.4 million was held within the United States and $594.2 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties and fund our restructuring activities as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business.”
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
As of February 15, 2022, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.
Purchase Obligations
The Company’s purchase obligations primarily consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of December 31, 2021, the Company had total purchase obligations totaling $98.7 million, all payable within 12 months.
For a description of our remaining contractual obligations, such as debt and leases see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated and Combined Financial Statements - Note 16 - Debt and Credit Facilities” and “-Note 8 - Leases.”

Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2021.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$68.5	$57.4	$6.7	$3.6	$0.8
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
The Credit Agreement requires us to maintain a Consolidated Leverage Ratio (as defined in the Credit Agreement) of 3.75 to 1.00 or less; provided that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by us or any subsidiary of ours in which the purchase price exceeds $100 million. The Credit Agreement also requires us to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.00 to 1.00. Borrowings under the Credit Agreement are prepayable at our option at any time in whole or in part without premium or penalty. Term Loans may not be reborrowed once repaid. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed from time to time prior to the maturity date. We have unconditionally and irrevocably guaranteed the obligations of each of our subsidiaries in the event a subsidiary is named a borrower under the Revolving Credit Facility. The Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict our and/or our subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with our affiliates, and use proceeds of the debt financing for other than permitted uses. The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of December 31, 2021.

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

On June 15, 2021, the Company entered into the Amended Credit Agreement which extended the maturity date of the Term Loans to September 20, 2024, increased the Revolving Credit Facility from $250.0 million to $750.0 million and reduce the floor on Eurocurrency rate loans applicable to the Revolving Credit Facility and the Term Loan Facility to zero.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in foreign currency exchange rates and commodity prices as well as credit risk, each of which could impact our consolidated and combined financial statements. We generally address our exposure to these risks through our normal operating activities.
Interest Rate Risk
Our borrowings are at variable rates of interest, which may expose us to interest rate risk. We have a $650 million senior unsecured term loan facility (“USD Term Loan”) and our Euro Term Loan, a three-year, €208 million senior unsecured term loan facility. To manage our interest rate risk we have entered into interest rate swap agreements, which effectively convert the USD Term Loan variable rate borrowings into fixed rate euro borrowings. Therefore, a change in interest rates would not have had an impact on our interest expense for 2021 related to our USD Term Loan. A 100 basis point increase in the interest rate related to our Euro Term Loan would have increased our interest expense by $2.4 million for 2021.

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
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales and net earnings in our consolidated and combined financial statements. In addition, we have assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2021 would have reduced equity by approximately $251 million.
In September 2019, we entered into approximately $650 million of cross-currency swap derivative contracts on our USD Term Loan and designated the Euro Term Loan as a non-derivative instrument to hedge our net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the euro. These cross-currency contracts effectively convert our USD Term Loan to an obligation denominated in euro and will partially offset the impact of changes in currency rates on foreign currency-denominated net assets in future periods. For additional information on hedging transactions and derivative financial instruments, please refer to Note 11 to our audited consolidated and combined financial statements included in this Annual Report.

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
Acquired Intangibles—Our business acquisitions typically result in the recognition of goodwill, patents, technology, customer relationships and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 9 to our audited consolidated and combined financial statements for a description of our policies relating to acquisitions, goodwill and acquired intangibles.
In performing our goodwill impairment testing in 2021, we estimated the fair value of our reporting units using an income approach and market-based approach with a weighting of 75.0% and 25.0%, respectively for six of our reporting units and an income approach for our seventh reporting unit. The discounted cash flow model (i.e., an income approach) requires judgmental assumptions about projected sales growth, future operating margins, discount rates and terminal values. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to our reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. There are inherent uncertainties related to these assumptions and our judgment in applying them to the analysis of goodwill impairment.
The Company performed its annual impairment test on the first day of the fourth quarter of 2021, which includes an evaluation of our reporting units. As of December 31, 2021, the Company had seven reporting units.
Our annual goodwill impairment analysis in 2021 indicated that in all instances, the fair values of our reporting units exceeded their carrying values (before and after the creation of the three new reporting units discussed above) and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our seven reporting units as of the annual testing date ranged from approximately 59% to approximately 398%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of our reporting units ranged from approximately 43% to approximately 349%.
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
Contingent Liabilities—As discussed in Note 15 to our audited consolidated and combined financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 15 to our audited consolidated and combined financial statements. If the reserves we established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.
Corporate Allocations— Prior to the IPO we operated as part of Danaher and not as a separate, publicly traded company. Accordingly, certain shared costs have been allocated to us through the date of the IPO and are reflected as expenses in the accompanying consolidated and combined financial statements. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in these consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, publicly traded entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that we will incur in the future. Refer to Note 24 to our audited consolidated and combined financial statements for a description of our corporate allocations and related-party transactions. There were no allocations from Danaher to us after the IPO.
Pension Plans—For a description of our pension accounting practices, refer to Note 13 to our audited consolidated and combined financial statements. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates and other factors. If the assumptions used in calculating pension costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans for 2021 would have increased the net obligation by $11.7 million ($10.4 million on an after-tax basis) from the amounts recorded in the financial statements as of December 31, 2021. A 50 basis point increase in the discount rates used for the plans for 2021 would have decreased the net obligation by $10.1 million ($8.9 million on an after-tax basis) from the amounts recorded in the financial statements as of December 31, 2021.
The plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return ranged from 0.75% to 5.25%. A 50 basis points decrease in the expected long-term rate of return on plan assets for 2022 would result in an increase of $0.4 million in pension expense for the plans for 2022.

Income Taxes—For a description of our income tax accounting policies, refer to Note 21 to our audited consolidated and combined financial statements. We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires us to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on our financial statements

We provide for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. We re-evaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires.
In addition, certain of Danaher’s tax returns are currently under review by tax authorities (refer to “Results of Operations—Income Taxes” and Note 21 to our audited consolidated and combined financial statements).
An increase of 1.0% in our 2021 nominal tax rate would have resulted in an additional income tax benefit for the year ended December 31, 2021 of $2.5 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 24, 2022 appears on page 78 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envista Holdings Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, the related notes, and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment
Description of the Matter
As discussed in Note 9 to the consolidated and combined financial statements, the Company’s annual test date for goodwill impairment is the first day of its fiscal fourth quarter. Total goodwill as of December 31, 2021 was $3.1 billion and represented 48% of total assets. As discussed in Note 9 of the consolidated and combined financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company did not record any impairment of the carrying value of goodwill during the year ended December 31, 2021.

Auditing management’s goodwill impairment test for two of the Company’s reporting units was complex and judgmental due to the estimation required to determine the fair value of the reporting units. In particular, the significant judgments underlying the fair value estimate of these reporting units relate to (i) assumptions of future cash flows based on estimates of financial forecasts, (ii) terminal period growth rates, (iii) selection of the discount rates used in the income approach method (iv) market multiple assumptions used in the market approach method and (v) the weighting applied to the income approach method and market approach methods, which are affected by the comparability of the selected market proxies. These significant assumptions are affected by estimated future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process. For example, we tested controls over management’s review of the estimated fair value of the reporting unit, significant assumptions utilized in the estimation of the fair value of the reporting unit, discussed above, and the data inputs utilized in the fair value estimate.

To test the estimated fair value of the Company’s reporting units, our principal audit procedures included (i) assessing the suitability and application of the valuation methodologies selected, (ii) assessing the suitability of the weighting applied to the income and market approaches, (iii) evaluating the significant assumptions, discussed above, and (iv) testing the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management, specifically projected financial information, to current industry and economic trends, the Company’s business model and other relevant factors. We evaluated the consistency and the appropriateness of the market multiple proxies against guideline public companies. We also evaluated the consistency and appropriateness of the discount rates, revenue growth rates, and terminal values selected for use in the discounted cash flow method against forecasts, historical actual results, and guideline public companies. We performed sensitivity analyses of significant assumptions to evaluate the changes in fair value of the reporting units resulting from changes in these assumptions to corroborate management’s assumptions in light of contrary evidence presented. We also tested the reconciliation of market capitalization to the estimated fair value of reporting units. In addition, we involved our valuation specialists to assist us in analyzing the discount rates, market multiple proxies, and other relevant information that are most significant to the fair value estimates. We also assessed the historical accuracy of management’s forecasts of financial results used in developing fair value estimates to assist in evaluating the reliability of current period forecasts.

/s/	Ernst & Young LLP

We have served as the Company's auditor since 2018.

Irvine, California

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Envista Holdings Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Envista Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, the related notes, and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Irvine, California

February 24, 2022

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,073.6	$888.9
Trade accounts receivable, less allowance for credit losses of $20.7 and $30.5, respectively	331.9	301.7
Inventories, net	263.8	216.0
Prepaid expenses and other current assets	154.3	70.1
Current assets held for sale	12.2	113.9
Total current assets	1,835.8	1,590.6
Property, plant and equipment, net	264.1	274.6
Operating lease right-of-use assets	128.1	162.7
Other long-term assets	167.8	119.0
Goodwill	3,132.0	3,207.4
Other intangible assets, net	1,046.4	1,152.7
Noncurrent assets held for sale	—	369.0
Total assets	$6,574.2	$6,876.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$432.4	$886.8
Trade accounts payable	185.8	202.5
Accrued expenses and other liabilities	562.3	467.8
Operating lease liabilities	23.7	31.1
Current liabilities held for sale	4.0	96.5
Total current liabilities	1,208.2	1,684.7
Operating lease liabilities	120.4	152.6
Other long-term liabilities	304.2	347.0
Long-term debt	883.4	907.7
Noncurrent liabilities held for sale	—	63.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, 500.0 million shares authorized;162.0 million shares issued and 161.6 million shares outstanding at December 31, 2021; 160.2 million shares issued and 160.0 million outstanding at December 31, 2020	1.6	1.6
Additional paid-in capital	3,732.6	3,684.4
Retained earnings	466.9	126.4
Accumulated other comprehensive loss	(143.5)	(91.8)
Total Envista stockholders’ equity	4,057.6	3,720.6
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	4,058.0	3,721.0
Total liabilities and stockholders’ equity	$6,574.2	$6,876.0
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2021		2020	2019
Sales	$2,508.9		$1,929.1	$2,284.8
Cost of sales	1,082.4		874.3	935.6
Gross profit	1,426.5		1,054.8	1,349.2
Operating expenses:
Selling, general and administrative	1,019.8		924.6	980.4
Research and development	100.5		86.7	133.1
Operating profit	306.2		43.5	235.7
Nonoperating income (expense):
Other income (expense)	2.4		(1.0)	1.5
Interest expense, net	(54.1)		(62.5)	(3.5)
Income (loss) before income taxes	254.5		(20.0)	233.7
Income tax (benefit) expense	(9.0)		(62.5)	49.6
Income from continuing operations, net of tax	263.5		42.5	184.1
Income (loss) from discontinued operations, net of tax (refer to Note 4)	77.0		(9.2)	33.5
Net income	$340.5		$33.3	$217.6
Earnings (loss) per share:
Earnings from continuing operations - basic	$1.63		$0.27	$1.35
Earnings from continuing operations - diluted	$1.48		$0.26	$1.35

Earnings (loss) from discontinued operations - basic	$0.48		$(0.06)	$0.25
Earnings (loss) from discontinued operations - diluted	$0.43		$(0.06)	$0.25

Earnings - basic	$2.11		$0.21	$1.60
Earnings - diluted	$1.92	*	$0.20	$1.60
Average common stock and common equivalent shares outstanding:
Basic	161.2		159.6	136.2
Diluted	177.6		164.1	136.4
* Earnings per share is computed independently for earnings per share from continuing operations and earnings (loss) per share from discontinued operations. The sum of earnings per share from continuing operations and earnings (loss) per share from discontinued operations does not equal earnings per share due to rounding.
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$340.5	$33.3	$217.6
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(77.1)	53.9	(42.1)
Cash flow hedge adjustments	4.6	(6.4)	0.1
Pension plan adjustments	20.8	4.9	(24.0)
Total other comprehensive (loss) income, net of income taxes	(51.7)	52.4	(66.0)
Comprehensive income	$288.8	$85.7	$151.6
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
 ($ in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Former Parent Investment, Net	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2018	$—	$—	$—	$4,901.3	$(78.2)	$4,823.1	$3.3
Issuance of common stock, net	1.6	643.1	—	—	—	644.7	—
Common stock-based award activity	—	6.0	—	—	—	6.0	—
Former Parent common stock-based award activity	—	—	—	12.0	—	12.0	—
Consideration to Former Parent in connection with the Separation	—	(1,950.0)	—	—	—	(1,950.0)	—
Reclassification of Former Parent investment, net	—	4,920.0	—	(4,921.3)	—	(1.3)	—
Separation related adjustments	—	(29.4)	—	—	—	(29.4)	—
Net income	—	—	93.1	124.5	—	217.6	—
Net transfers to Former Parent	—	—	—	(116.5)	—	(116.5)	—
Other comprehensive loss	—	—	—	—	(66.0)	(66.0)	—
Changes in noncontrolling interests	—	—	—	—	—	—	(0.7)
Balance, December 31, 2019	1.6	3,589.7	93.1	—	(144.2)	3,540.2	2.6
Common stock-based award activity	—	32.2	—	—	—	32.2	—
Equity component of convertible senior notes, net of financing costs and taxes	—	77.9	—	—	—	77.9	—
Purchase of capped calls related to issuance of convertible senior notes, net of taxes	—	(15.7)	—	—	—	(15.7)	—
Separation related adjustments	—	0.3	—	—	—	0.3	—
Net income	—	—	33.3	—	—	33.3	—
Other comprehensive income	—	—	—	—	52.4	52.4	—
Changes in noncontrolling interests	—	—	—	—	—	—	(2.2)
Balance, December 31, 2020	1.6	3,684.4	126.4	—	(91.8)	3,720.6	0.4
Common stock-based award activity	—	41.4	—	—	—	41.4	—
Separation related adjustments	—	6.8	—	—	—	6.8	—
Net income	—	—	340.5	—	—	340.5	—
Other comprehensive loss	—	—	—	—	(51.7)	(51.7)	—
Balance, December 31, 2021	$1.6	$3,732.6	$466.9	$—	$(143.5)	$4,057.6	$0.4
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$340.5	$33.3	$217.6
Noncash items:
Depreciation	40.8	42.4	39.0
Amortization	82.8	90.2	89.5
Allowance for credit losses	5.6	23.0	9.5
Stock-based compensation expense	28.2	22.6	18.4
Gain on sale of property, plant and equipment	(2.2)	—	—
Gain on sale of Kavo treatment unit and instrument business	(11.7)	—	—
Restructuring charges	10.8	11.1	—
Impairment charges	18.4	32.6	—
Amortization of right-of-use assets	28.3	30.5	39.6
Amortization of debt discount and issuance costs	23.3	13.4	—
Change in deferred income taxes	(59.0)	(91.4)	(8.9)
Change in trade accounts receivable	(43.2)	71.9	3.3
Change in inventories	(66.0)	11.9	(1.5)
Change in trade accounts payable	(20.3)	21.6	(7.9)
Change in prepaid expenses and other assets	(11.5)	(2.5)	(8.6)
Change in accrued expenses and other liabilities	34.3	10.0	44.5
Change in operating lease liabilities	(37.5)	(36.7)	(37.0)
Net cash provided by operating activities	361.6	283.9	397.5
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2.1)	(40.7)	—
Payments for additions to property, plant and equipment	(54.7)	(47.7)	(77.8)
Proceeds from sales of property, plant and equipment	11.6	5.3	1.6
Proceeds from sale of Kavo treatment unit and instrument business	312.5	—	—
All other investing activities	(4.6)	14.0	(2.2)
Net cash provided by (used) in investing activities	262.7	(69.1)	(78.4)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	517.5	—
Payment of debt issuance and other deferred financing costs	(2.3)	(17.2)	(2.4)
Proceeds from revolving line of credit	—	249.8	—
Repayment of revolving line of credit	—	(250.0)	—
Proceeds from borrowings	—	—	1,318.3
Repayment of borrowings	(475.7)	—	(0.3)
Purchase of capped calls related to issuance of convertible senior notes	—	(20.7)	—
Proceeds from stock option exercises	19.5	13.8	—
Proceeds from the public offering of common stock, net of issuance costs	—	—	643.4

Consideration to Former Parent in connection with the Separation	—	—	(1,950.0)
Net transfers to Former Parent	—	—	(116.5)
All other financing activities	(7.1)	(0.7)	(0.2)
Net cash (used in) provided by financing activities	(465.6)	492.5	(107.7)
Effect of exchange rate changes on cash and cash equivalents	26.0	(29.6)	(0.2)
Net change in cash and cash equivalents	184.7	677.7	211.2
Beginning balance of cash and cash equivalents	888.9	211.2	—
Ending balance of cash and cash equivalents	$1,073.6	$888.9	$211.2

Supplemental data:
Cash paid for interest	$35.7	$56.7	$7.7
Cash paid for taxes	$84.0	$28.6	$30.7
ROU assets obtained in exchange for operating lease obligations	$24.7	$28.1	$59.5
See the accompanying Notes to the Consolidated and Combined Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Separation and Initial Public Offering
Envista Holdings Corporation (together with its subsidiaries, “Envista” or the “Company”) was formed as a wholly-owned subsidiary of Danaher Corporation (“Danaher”). Danaher formed Envista to ultimately acquire, own and operate the Dental business of Danaher. On September 20, 2019, the Company completed an initial public offering (“IPO”) resulting in the issuance of 30.8 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares) to the public, which represented 19.4% of the Company’s outstanding common stock, at $22.00 per share, the initial public offering price, for total net proceeds, after deducting underwriting discounts and commissions, of $643.4 million. In connection with the completion of the IPO, through a series of equity and other transactions, Danaher transferred substantially all of its Dental business to the Company. As consideration for the transfer of the Dental business to the Company, the Company paid Danaher approximately $2.0 billion, which included the net proceeds from the IPO and the net proceeds from term debt financing, as further discussed in Note 16, and issued to Danaher 127.9 million shares of the Company’s common stock. The transactions described above related to the transfer of the Dental business are collectively referred to herein as the “Separation.”
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

Basis of Presentation
For periods after the Separation, the financial statements are prepared on a consolidated basis. Prior to the Separation, the Company operated as part of Danaher and not as a separate, publicly-traded company and the Company’s financial statements are combined, have been prepared on a stand-alone basis and are derived from Danaher's consolidated financial statements and accounting records. The Consolidated and Combined Financial Statements reflect the financial position, results of operations and cash flows related to the Dental business that was transferred to the Company. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component in the financial statements. Prior to the Separation, the financial statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher. Related-party allocations are discussed further in Note 24.

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

As discussed in Note 4, Discontinued Operations, on December 31, 2021, the Company completed the sale of its KaVo dental treatment unit and instrument business (the "KaVo Treatment Unit and Instrument Business"), which was part of the Company’s Equipment and Consumables segment. The previously reported amounts for the KaVo Treatment Unit and Instrument Business have been reclassified to discontinued operations for all periods presented. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. During 2020, the Company’s sales and results of operations were most impacted by the COVID-19 pandemic during the first and second quarters with positive signs of recovery during the third and fourth quarters of 2020. During the three and twelve months ended December 31, 2021, the Company continued to see positive signs of recovery in certain markets in which it operates, however, certain markets continue to be more adversely impacted than others.

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

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the rise of new variants, the extent and severity of the impact on the Company's customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, the ability of the Company to continue to manufacture and source its products and to find suitable alternative products at reasonable prices, the impact of the pandemic and associated economic downturn on the Company’s ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, the Company may continue to experience materially adverse impacts on the Company’s financial condition and results of operations.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Consolidated and Combined Financial Statements include the accounts of the Company and its subsidiaries. The Consolidated and Combined Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of operations, therefore income attributable to noncontrolling interests are not presented separately in the Company’s Consolidated and Combined Statements of Operations. Income attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
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
Acquisitions—The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into new and attractive business areas. Among other things, goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its estimation of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used to estimate the fair values during due diligence and through other sources. In the months after closing, up to 12 months, as the Company obtains additional information that existed at the acquisition date about these assets and liabilities, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items that existed as of the acquisition date are considered for subsequent adjustment. The Company makes the appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
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
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. No significant realized or unrealized gains or losses were recorded during the three years ended December 31, 2021, 2020 and 2019 with respect to these investments.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, nonqualified deferred compensation plans, derivatives, trade accounts payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 12 for the fair values of the Company’s other financial instruments.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually in the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for each of the Company’s reporting units. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. The Company did not record any impairment loss for goodwill or indefinite-lived intangible assets in 2021, 2020 and 2019.

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

Refer to Note 9 for additional information about the Company’s goodwill and other intangible assets.

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
Shipping and Handling—Shipping and handling costs are considered a fulfillment cost and are included as a component of cost of sales. Revenue derived from shipping and handling costs billed to customers is included in sales.
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
Income Taxes—As discussed in Note 21, for periods prior to the Separation, current income tax liabilities were assumed to be immediately settled with Danaher and were relieved through Former Parent investment, net. Income tax expense and other income tax related information contained in the Consolidated and Combined Financial Statements are presented as if the Company filed a separate tax return. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company had been a standalone taxpayer for the periods prior to the Separation. The calculation of the Company’s income taxes on a separate income tax return basis requires considerable judgment, estimates, and allocations.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated and Combined Statements of Operations. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated and Combined Statements of Operations. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense.
Restructuring—The Company periodically initiates restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with productivity improvement and restructuring actions can include termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when impairment is identified or when the associated liability is incurred. Refer to Note 20 for additional information.
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net income, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive loss within equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented. In September 2019, the Company entered into cross-currency swap arrangements whereby existing U.S. dollar-denominated borrowings were effectively converted to foreign currency borrowings to partially hedge additional amounts of its net investments in foreign operations against adverse movements in exchange rates. Refer to Note 11 for additional information.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company has entered into interest rate swaps to mitigate a portion of its interest rate risk related to the Company’s debt as further discussed in Note 11. The derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the interest rate swap qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive loss within equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive loss within equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Note 11 for additional information.
Loss Contingencies—The Company records a reserve for loss contingencies when it is both probable that a loss will be incurred and the amount of the loss is reasonably estimable. The Company evaluates pending litigation and other contingencies at least quarterly and adjusts the reserve for such contingencies for changes in probable and reasonably estimable losses.

Accumulated Other Comprehensive Loss—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Foreign currency translation adjustments related to the Company’s cross-currency swap arrangements and foreign currency denominated debt that are designated as net investment hedges are adjusted for income taxes as those arrangements are not indefinite. Changes in the funded status of the pension plans, net of taxes, are recognized in the year in which the changes occur and reported in other comprehensive income (loss).
Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs compensation expense is recognized using an accelerated attribution method. Refer to Note 17 for additional information on the stock-based compensation plan in which certain employees of the Company participate.
Pension Plans—The Company measures its pension assets and obligations that determine the funded status as of the end of the Company’s fiscal year, and recognizes an asset for an overfunded status or a liability for an underfunded status in its Consolidated Balance Sheets. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and reported in other comprehensive income (loss). Refer to Note 13 for additional information on the Company’s pension plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.
Accounting Standards Recently Adopted—In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance on January 1, 2021, which did not have a significant impact on the Company’s Consolidated and Combined Financial Statements.
Accounting Standards Not Yet Adopted—In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40),” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Effective January 1, 2022, the Company will adopt ASU 2020-06. The Company is finalizing its analysis of certain assumptions that will be utilized at the transition and expects the effect of adopting ASU 2020-06 will result in an increase to retained earnings, a decrease to additional paid-in capital, and an increase to the convertible senior notes. The Company expects that interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The ASU is effective for public entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40, and 848-50 (as applicable). If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40, and 848-50 (as applicable).

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

NOTE 3. ACQUISITION
On January 21, 2020, the Company acquired all of the shares of Matricel GmbH (“Matricel”) for cash consideration of approximately $43.6 million. Matricel, a German company, is a provider of biomaterials used in dental applications and complements the Company’s Specialty Products & Technologies segment. For the year ended December 31, 2020, Matricel’s revenue and earnings were not material to the Consolidated and Combined Statements of Operations. Goodwill was not deductible for income tax purposes. The measurement period for adjustments related to the purchase price allocation for this acquisition is complete.

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

The intangible assets acquired consist of technology and customer relationships. The weighted average amortization period of the acquired intangible assets as of acquisition date in the aggregate is 10 years.

NOTE 4. DISCONTINUED OPERATIONS
On December 31, 2021, the Company completed the sale of substantially all of KaVo Treatment Units and Instruments Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement (the “Purchase Agreement”) among the Company, Planmeca, and Planmeca Oy, as guarantor. In accordance with the terms of the Purchase Agreement, the Company received cash consideration of $317.3 million upon closing, which remains subject to certain adjustments. The Company expects to receive an earnout payment of $30 million in the first quarter of 2022, plus an estimated $40.9 million in adjustments under the Purchase Agreement in the second quarter of 2022. A gain of $11.7 million, net of taxes has been recorded and included in income from discontinued operations in the Consolidated and Combined Statements of Operations.

On December 30, 2021, the Company entered into an amendment to the Purchase Agreement (the "Amendment"), providing that the transfer of net assets in Russia, China and Brazil (the "Relevant Jurisdictions") will be deferred until the purchaser has formed entities for such transfer of assets in each such Relevant Jurisdiction and the applicable asset transfer agreement can be executed and consummated (each such asset transfer, a "Deferred Local Closing"). Except for the implementation of the Deferred Local Closings and related matters regarding the assets in the Relevant Jurisdictions, the provisions, terms and conditions of the Purchase Agreement were not materially amended by the Amendment. The Amendment did not alter the preliminary purchase price that Planmeca paid to the Company upon the closing of the Divestiture. The Company recognized a liability of $10.8 million for the proceeds related to the Relevant Jurisdictions. The Company will recognize the applicable gain or loss at the time of each Relevant Jurisdictions applicable closing.

In conjunction with the Divestiture, the Company entered into a customary transition services agreement, which requires support transition services to Planmeca throughout the applicable transition period.

For the year ended December 31, 2021 the Divestiture met the criteria to be classified as held for sale and to be presented as a discontinued operation. Accordingly, the Company reclassified the results of operations and financial position of the Divestiture to discontinued operations in its accompanying Consolidated and Combined Statements of Operations and consolidated balance sheets for all periods presented. The Company’s consolidated and combined statements of cash flows for all periods presented include the financial results of the KaVo Treatment Unit and Instruments Business.

The carrying amounts of the assets and liabilities of the Divestiture have been reclassified from their historical balance sheet presentation to current and noncurrent assets and current and noncurrent liabilities held for sale as follows ($ in millions):

	As of
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Trade accounts receivable, less allowance for credit losses of $5.8 million	$—	$53.3
Inventories, net	—	42.1
Prepaid expenses and other current assets	—	3.7
Assets for relevant jurisdictions	12.2	14.8
Current assets held for sale	$12.2	$113.9
Property, plant and equipment, net	$—	$28.4
Operating lease right-of-use assets	—	2.6
Other long-term assets	—	8.2
Goodwill	—	223.3
Other intangible assets, net	—	106.5
Noncurrent assets held for sale	$—	$369.0
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$—	$31.9
Accrued expenses and other liabilities	—	59.6
Operating lease liabilities	—	1.4
Liabilities for relevant jurisdictions	4.0	3.6
Current liabilities held for sale	$4.0	$96.5
Operating lease liabilities	$—	$1.2
Other long-term liabilities	—	61.5
Non-current liabilities for relevant jurisdictions	—	0.3
Noncurrent liabilities held for sale	$—	$63.0

The operating results of the Divestiture are reflected in the Consolidated and Combined Statements of Operations within income (loss) from discontinued operations, net of tax as follows ($ in millions):

	Year Ended December 31
	2021	2020	2019
Sales	$413.5	$352.9	$466.8
Cost of sales	234.6	249.6	302.9
Gross profit	178.9	103.3	163.9
Operating expenses:
Selling, general and administrative	75.6	99.3	100.6
Research and development	16.1	14.1	21.5
Operating profit (loss)	87.2	(10.1)	41.8
Income tax expense (benefit)	21.9	(0.9)	$8.3
Income (loss) from discontinued operations	65.3	(9.2)	33.5
Gain on sale of discontinued operations, net of tax	11.7	—	—
Net income (loss) from discontinued operations	$77.0	$(9.2)	$33.5

Significant non-cash operating items and capital expenditures for the Divestiture are reflected in the cash flows from operations as follows ($ in millions):

	Year Ended December 31
	2021	2020	2019
Cash flows from operating activities
Non-cash restructuring charges	$—	$9.6	$—
Impairment charges	$—	$10.5	$—
Depreciation and amortization[1]	$5.8	$10.9	$4.2

Cash flows from investing activities:
Capital expenditures	$6.7	$3.8	$3.3
[1] Depreciation and amortization was no longer recognized once the business was classified as discontinued operations as of August 27, 2021.

NOTE 5. CREDIT LOSSES

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2020	$30.5
Foreign currency translation	(1.5)
Provision for credit losses	4.7
Write-offs charged against the allowance	(7.3)
Recoveries	(5.7)
Balance a December 31, 2021	$20.7

NOTE 6. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2021	2020
Finished goods	$214.3	$179.3
Work in process	22.0	25.3
Raw materials	88.3	71.8
Reserve for inventory obsolescence	(60.8)	(60.4)
Total	$263.8	$216.0

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2021	2020
Land and improvements	$10.7	$16.9
Buildings and improvements	168.7	148.8
Machinery, equipment and other assets	354.5	342.8
Construction in progress	45.6	84.8
Gross property, plant and equipment	579.5	593.3
Less: accumulated depreciation	(315.4)	(318.7)
Property, plant and equipment, net	$264.1	$274.6

NOTE 8. LEASES
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
The components of operating lease expense as of December 31 were as follows ($ in millions):

	2021	2020
Fixed operating lease expense (a)	$32.4	$35.7
Variable operating lease expense	6.1	6.6
Total operating lease expense	$38.5	$42.3
______________
(a)    Includes short-term leases and sublease income, both of which were not significant.
The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31:

	2021	2020
Weighted average remaining lease term	9 years	10 years
Weighted average discount rate	3.5%	3.5%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021 ($ in millions):

2022	$28.1
2023	22.5
2024	19.4
2025	17.3
2026	16.7
Thereafter	65.2
Total operating lease payments	169.2
Less: imputed interest	(25.1)
Total operating lease liabilities	$144.1
As of December 31, 2021, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company estimated the fair value of its reporting units for 2021 using an income approach and market-based approach using a weighting of 75.0% and 25.0%, respectively, for six of its reporting units and an income approach for its seventh reporting unit. The income approach estimates fair value utilizing a discounted cash flow analysis and requires judgmental assumptions about projected sales growth, future operating margins, discount rates and terminal values. The market-based approach considers current trading multiples of earnings before interest, taxes, depreciation and amortization for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent available market sale transactions of comparable businesses. If the estimated fair value of the reporting unit is less than its carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

The Company performed its annual impairment test on the first day of the fourth quarter of 2021, which includes an evaluation of its reporting units. On December 1, 2021, the Company created two reporting units from an existing reporting unit. The additional reporting increased the number of the Company’s reporting units from six to seven at December 1, 2021. Due to the new reporting units, the Company reallocated the existing goodwill of the existing reporting unit to the two new reporting units on a relative fair value basis. The reporting units were tested for impairment before and after the reallocation and no impairment was identified. Goodwill was not reallocated between operating segments. As of December 31, 2021, the Company had seven reporting units.

No goodwill impairment charges were recorded for the years ended December 31, 2021, 2020 and 2019 and no “triggering” events have occurred subsequent to the performance of the 2021 annual impairment test, except for the addition of the seventh reporting unit on December 1, 2021. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge to net income may be required.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance, December 31, 2020	$2,099.0	$1,108.4	$3,207.4
Foreign currency translation	(69.3)	(6.1)	(75.4)
Balance, December 31, 2021	$2,029.7	$1,102.3	$3,132.0

Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$313.8	$(215.3)	$326.8	$(205.4)
Customer relationships and other intangibles	907.4	(610.9)	936.0	(573.3)
Trademarks and trade names	216.3	(75.4)	199.1	(65.9)
Total finite-lived intangibles	1,437.5	(901.6)	1,461.9	(844.6)
Indefinite-lived intangibles:
Trademarks and trade names	510.5	—	535.4	—
Total intangibles	$1,948.0	$(901.6)	$1,997.3	$(844.6)
Total intangible amortization expense in 2021, 2020 and 2019 was $81.5 million, $87.3 million and $85.5 million, respectively. Based on the intangible assets recorded as of December 31, 2021, amortization expense is estimated to be $90.3 million during 2022, $86.0 million during 2023, $70.8 million during 2024, $70.4 million during 2025 and $62.8 million during 2026.

NOTE 10. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2021		2020
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$188.9	$17.9	$142.5	$13.6
Restructuring-related employee severance, benefits and other	21.9	—	23.0	—
Pension benefits	5.6	41.7	8.5	60.6
Taxes, income and other	48.1	201.4	48.3	199.8
Contract liabilities	60.1	5.1	44.6	3.6
Sales and product allowances	75.4	1.2	56.9	0.9
Loss contingencies	8.4	30.3	6.3	33.2
Derivative financial instruments	19.6	—	42.4	27.8
Other	134.3	6.6	95.3	7.5
Total	$562.3	$304.2	$467.8	$347.0

NOTE 11.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On September 20, 2019, the Company entered into cross-currency swap derivative contracts with respect to its $650.0 million senior unsecured term loan facility. These contracts effectively convert the $650.0 million senior unsecured term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity, in the accompanying Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 18. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Consolidated and Combined Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. These instruments mature in September 2022.

The Company also has foreign currency denominated long-term debt in the amount of €208.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss in equity (see Note 18). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2024. Refer to Note 16 for a further discussion of the above loan facilities.
The Company uses interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior unsecured term loans. The interest rate swap contracts exchange interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity (see Note 18). Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Consolidated and Combined Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. The current outstanding interest rate swap matures on September 2022.
The following table summarizes the notional values as of December 31, 2021 and 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the years ended December 31, 2021 and 2020 ($ in millions):

	Notional Amount	Gain Recognized in OCI
Year Ended December 31, 2021
Interest rate contract	$250.0	$6.1
Foreign currency contracts	650.0	49.7
Foreign currency denominated debt	236.5	32.5
Total	$1,136.5	$88.3

	Notional Amount	Loss Recognized in OCI
Year Ended December 31, 2020
Interest rate contracts	$450.0	$(8.4)
Foreign currency contracts	650.0	(52.9)
Foreign currency denominated debt	732.9	(60.0)
Total	$1,832.9	$(121.3)

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 18, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 18. The Company reclassified $10.2 million, net of tax, of certain deferred losses related to its net investment hedges from accumulated other comprehensive loss to income during the year ended December 31, 2021 related to the Divestiture. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the year ended December 31, 2020. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the years ended December 31, 2021 and 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Consolidated and Combined Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31, 2021 and 2020, in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2021	2020
Derivative liabilities:
Accrued expenses and other liabilities	$19.6	$70.2

Nonderivative hedging instruments:
Short-term debt	$—	$472.0
Long-term debt	$236.5	$260.9
Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

NOTE 12. FAIR VALUE MEASUREMENTS
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021:
Liabilities:
Interest rate swap derivative contracts	$—	$2.2	$—	$2.2
Cross-currency swap derivative contracts	$—	$17.4	$—	$17.4
Deferred compensation plans	$—	$16.5	$—	$16.5

December 31, 2020:
Liabilities:
Interest rate swap derivative contracts	$—	$8.3	$—	$8.3
Cross-currency swap derivative contracts	$—	$61.8	$—	$61.8
Deferred compensation plans	$—	$11.8	$—	$11.8
Derivative Instruments
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. The interest rate swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and forward curves as inputs. Refer to Note 11 for additional information.
Deferred Compensation Plans
Certain management employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. All amounts deferred under this plan are unfunded, unsecured obligations and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Balance Sheets (refer to Note 10). Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates on investment options within the Company’s 401(k) program. Amounts voluntarily deferred by employees into the Company stock fund and amounts contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of Company common stock, and therefore are not reflected in the above amounts.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as if December 31, were as follows ($ in millions):

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Interest rate swap derivative contracts	$2.2	$2.2	$8.3	$8.3
Cross-currency swap derivative contracts	$17.4	$17.4	$61.8	$61.8
Convertible senior notes due 2025	$432.1	$1,162.5	$411.1	$902.7
Long-term debt	$883.4	$883.4	$907.7	$907.7

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on December 31, 2021 and 2020. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 13 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 13. PENSION AND OTHER BENEFIT PLANS
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
In connection with the Company’s restructuring activities (see Note 20), the Company had a reduction in participants in certain plans, which contributed to the change in the funded status through plan settlements and curtailments.
The following sets forth the funded status of the Company’s plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	Pension Benefits
	2021	2020
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(171.6)	$(169.6)
Service cost	(7.3)	(9.7)
Interest cost	(1.2)	(1.6)
Employee contributions	(3.1)	(4.0)
Benefits and other expenses paid	3.3	4.4
Actuarial gain (loss)	13.0	(7.4)
Amendments, settlements and curtailments	33.2	27.6
Foreign exchange rate impact	4.6	(11.3)
Benefit obligation at end of year	(129.1)	(171.6)
Change in plan assets:
Fair value of plan assets at beginning of year	104.1	105.4
Actual return on plan assets	5.8	5.9
Employer contributions	6.0	7.5
Employee contributions	3.1	4.0
Amendments and settlements	(32.8)	(21.7)
Benefits and other expenses paid	(3.3)	(4.4)
Foreign exchange rate impact	(2.3)	7.4
Fair value of plan assets at end of year	80.6	104.1
Funded status	$(48.5)	$(67.5)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	December 31,
	2021	2020
Discount rate	1.5%	0.8%
Rate of compensation increase	2.2%	1.3%

Components of net periodic pension cost:

	December 31,
($ in millions)	2021	2020	2019
Service cost	$(7.3)	$(9.7)	$(8.5)
Interest cost	(1.2)	(1.6)	(2.0)
Expected return on plan assets	3.3	3.7	3.1
Amortization of prior service credit and initial net obligation	0.4	0.4	—
Amortization of actuarial loss	(0.7)	(1.4)	(0.2)
Net settlement and curtailment gain (loss)	0.8	(1.4)	1.2
Net periodic pension cost	$(4.7)	$(10.0)	$(6.4)

The service cost and other net periodic benefit costs of the defined benefit pension plans incurred during the years ended December 31, 2021, 2020 and 2019 are primarily reflected in selling, general, and administrative expenses and other income (expense), respectively. ($ in millions):

	2021	2020	2019

Service cost	$(7.3)	$(9.7)	$(8.5)
Other net periodic pension costs:
Other income (expense)	2.6	(0.3)	2.1
Total	$(4.7)	$(10.0)	$(6.4)
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	December 31,
	2021	2020
Discount rate	1.0%	1.0%
Expected long-term return on plan assets	3.2%	3.5%
Rate of compensation increase	1.3%	1.3%

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

Included in accumulated other comprehensive loss as of December 31, 2021 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.6 million ($1.4 million, net of tax) and unrecognized actuarial losses of $4.1 million ($3.6 million, net of tax). The unrecognized actuarial losses and prior service credits, net, are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2021. The amounts included in accumulated comprehensive loss and expected to be recognized in net periodic pension costs during the year ending December 31, 2022 is a prior service credit of $0.3 million ($0.2 million, net of tax) and an actuarial gain of $0.1 million ($0.1 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2022.

Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans and is based primarily on contractual earnings rates included in existing insurance contracts as well as on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.8% and 5.3% in 2021 and 2.8% and 5.8% in 2020, with a weighted average rate of return assumption of 3.2% and 3.5% in 2021 and 2020, respectively.
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
The fair values of the Company’s pension plan assets as of December 31, 2021, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Insurance contracts	—	—	50.1	50.1
Total	$0.3	$—	$50.1	$50.4
Investments measured at NAV (a):
Mutual funds				30.2
Total assets at fair value				$80.6
______________
(a)The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2021 (in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases/(Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$77.2	$(0.6)	$(26.5)	$—	$50.1

The fair values of the Company’s pension plan assets as of December 31, 2020, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Insurance contracts	—	—	77.2	77.2
Total	$0.3	$—	$77.2	$77.5
Investments measured at NAV (a):
Mutual funds				26.6
Total assets at fair value				$104.1
______________
(a)The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2020 (in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases/(Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$80.7	$10.0	$(13.5)	$—	$77.2
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
Expected Contributions
During 2021, the Company contributed $6.0 million to its defined benefit pension plans. During 2022, the Company’s cash contribution requirements for its defined benefit pension plans are expected to be approximately $5.5 million.
The following sets forth benefit payments, which reflect expected future service, as appropriate, at December 31, 2021, are expected to be paid by the plans in the periods indicated ($ in millions):

2022	$5.6
2023	$5.1
2024	$4.8
2025	$4.8
2026	$4.5
2027 - 2031	$22.6
Other Matters
U.S. employees not covered by defined benefit plans are generally covered by defined contribution plans, which provide for Company funding based on a percentage of compensation. The Company provides eligible employees the opportunity to participate in defined contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Employees may contribute to various investment alternatives. In most of these plans, the Company matches a portion of the employees’ contributions. The Company’s contributions to these plans amounted to $18.0 million, $11.0 million and $18.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The Company’s expense for multiemployer pension plans totaled $3.9 million, $8.2 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 14. COMMITMENTS
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2020	$12.4
Accruals for warranties issued during the year	15.7
Settlements made	(18.5)
Effect of foreign currency translation	(0.2)
Balance at December 31, 2021	$9.4

NOTE 15. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible it is disclosed if deemed material and if such loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for certain incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $38.7 million and $39.5 million as of December 31, 2021 and December 31, 2020, respectively, which are included in accrued liabilities in the Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

As of December 31, 2021, the Company had $68.5 million of guarantees consisting primarily of outstanding standby letters of credit and bank guarantees. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions

NOTE 16. DEBT AND CREDIT FACILITIES
The components of the Company’s debt as of December 31, were as follows ($ in millions):

	2021	2020
Senior term loan facility due 2024 ($650.0 aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $2.7 and $1.9, respectively	$647.3	$648.1
Senior euro term loan facility due 2024 (€208.0 and €600.0 aggregate principal amount, respectively) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $0.5 and $1.3, respectively	236.1	731.6
Convertible senior notes due 2025 ($517.5 aggregate principal amount), net of deferred debt issuance costs of $8.9 and $10.8, respectively, and unamortized discount of $76.5 and $95.6, respectively	432.1	411.1
Other	0.3	3.7
Total debt	1,315.8	1,794.5
Less: current portion	(432.4)	(886.8)
Long-term debt	$883.4	$907.7
Unamortized debt issuance costs and discount totaled $88.6 million and $109.6 million as of December 31, 2021 and 2020, respectively, which have been netted against their respective aggregate principal amounts of the related debt in the table above, and are being amortized to interest expense over the term of the respective debt.
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

The Revolving Credit Facility includes an aggregate principal amount of $750.0 million with a $20.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of December 31, 2021 and 2020, there were no borrowings outstanding under the Revolving Credit Facility.

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
The interest rates for borrowings under the Term Loan Facility were 1.25% and 4.25% as of December 31, 2021 and 2020, respectively. The interest rates for borrowings under the Euro Term Loan Facility were 0.95% and 3.33% as of December 31, 2021 and 2020, respectively. Interest is payable quarterly for the Term Loans. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 11. The Amended Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Amended Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Amended Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Amended Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Amended Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of December 31, 2021.
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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. Upon conversion, the Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Company’s current intent and policy is to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of December 31, 2021 and 2020, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended December 31, 2021 and 2020, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Contractual interest expense	$12.3	$7.5
Amortization of debt issuance costs	1.9	1.0
Amortization of debt discount	19.0	11.0
Total interest expense	$33.2	$19.5

For the years ended December 31, 2021 and 2020, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 7.3%, respectively, to interest expense over the term of the Notes.

As of December 31, 2021 and 2020, the fair value of the Notes was $1,162.5 million and $902.7 million, respectively. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 31, 2021 and 2020. The Notes are considered as Level 2 of the fair value hierarchy.

As of December 31, 2021 and 2020, the if-converted value of the Notes exceeded the outstanding principal amount by $592.1 million and $313.1 million, respectively.

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

The Company’s contractual minimum principal payments for the next five years are as follows ($ in millions):

2022	$0.3
2023	—
2024	886.5
2025	517.5
2026	—
Total	$1,404.3

The maturities in the table above represent the contractual minimum principal payments as of December 31, 2021. As of December 31, 2021, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended December 31, 2021, which satisfies one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

NOTE 17. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Capital Stock
Under the Company’s amended and restated certificate of incorporation, as of September 20, 2019, the Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.01 per share and 15.0 million shares of preferred stock with a par value of $0.01 per share. On September 17, 2019, the Company issued shares of the Company’s common stock to Danaher as partial consideration for the transfer of the Dental business by Danaher to the Company, which, together with the 100 shares of the Company’s common stock previously held by Danaher resulted in Danaher owning 127.9 million shares of the Company’s common stock. On September 20, 2019, the Company completed its IPO resulting in the issuance of an additional 30.8 million shares of its common stock. No preferred shares were issued or outstanding as of December 31, 2021 and 2020.
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

The following table summarizes the Company’s stock activity (shares in millions):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Common stock - shares issued:
Balance, beginning of period	160.2	158.7	—
Shares issued to Danaher	—	—	127.9
Issuance of common stock	1.8	1.5	30.8
Balance, end of period	162.0	160.2	158.7
Stock-Based Compensation
The Company had no stock-based compensation plans prior to the Separation; however certain employees of the Company participated in Danaher's stock-based compensation plans, which provided for the grants of stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) among other types of awards. The expense associated with the Company's employees who participated in the plans has been allocated to the Company in the accompanying Consolidated and Combined Statements of Operations. After the Separation, these employees continued to participate in Danaher’s stock-based compensation plans with respect to pre-Separation awards.
On November 15, 2019, Danaher announced an exchange offer whereby Danaher stockholders could exchange all or a portion of Danaher common stock for shares of the Company’s common stock owned by Danaher. The Split-Off was completed on December 18, 2019 and resulted in the full separation of the Company and disposal of Danaher’s entire ownership and voting interest in the Company. As a result of the Split-Off, outstanding Danaher equity awards held by the Company’s employees were converted entirely into equivalent awards of the Company’s common stock. The equity awards were converted and adjusted to maintain the economic value before and after the Split-Off date using the respective, relative fair market value of each of Danaher’s common stock and the Company’s common stock using the “concentration method.”  The equity awards the Company issued in replacement of Danaher's performance-based RSUs and PSUs retained the same terms (e.g., vesting date, expiration date and post-vesting holding period) as of the date of the conversion, except that the performance-based vesting conditions no longer applied. The conversion of the Danaher equity awards into the Company’s equity awards was deemed a modification for accounting purposes, which resulted in an incremental fair value of $5 million. The Company expensed $1 million related to the vested awards as of the Split-Off date and the remaining $4 million is being expensed over the applicable vesting periods.
The Company adopted the 2019 Omnibus Incentive Plan (the “Stock Plan”) that became effective upon the Separation. The Stock Plan provides for the grant of stock appreciation rights, RSUs, PSUs, restricted stock awards and performance stock awards (collectively, “Stock Awards”) and stock options. A total of 21.0 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan. Under the Stock Plan, stock-based grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options and Stock Awards generally vest over a period of three to five years and expire ten years after the date of grant.
RSUs issued under the Stock Plan provide for the issuance of a share of Company’s common stock at no cost to the holder. The RSUs that have been granted to employees under the Stock Plan provide for time-based vesting, generally over a three to five-year period. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.
The Company accounts for stock-based compensation by measuring all equity awards granted, including stock options, RSUs and PSUs, based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period). The fair value for RSU awards is calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the options granted is calculated using a Black-Scholes option pricing model (“Black-Scholes”). On December 23, 2021, the Company entered into an RSU agreement with Pacific Dental Services (“PDS”) which awarded PDS RSUs with fair value of $12.5 million, or 273,522 RSUs, based on the Company’s stock price on December 23, 2021. The RSUs vest over three years and contain performance milestones. All of the 273,522 RSUs remain unvested as of December 31, 2021.

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2021	2020	2019
Risk-free interest rate	1.0 – 1.3%	0.4 – 1.2%	1.7 – 2.6%
Weighted average volatility	25.3%	25.3%	21.1%
Dividend yield	—%	—%	0.5%
Expected years until exercise	6.0	6.0	5.0 – 8.0
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
The amount of stock-based compensation expense recognized during a period is also based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated an annual forfeiture rate of 6.0% for the years ended December 31, 2021, 2020 and 2019.
The following summarizes the components of the Company’s stock-based compensation expense under the Stock Plan and Danaher’s stock plans for the years ended December 31 ($ in millions):

	2021	2020	2019

RSUs/PSUs	$15.5	$13.3	$11.0
Stock options	12.2	8.9	7.1
Total stock-based compensation expense	$27.7	$22.2	$18.1

The Company’s Stock-based compensation is primarily recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Statements of Operations. As of December 31, 2021, $41.4 million of total unrecognized compensation cost related to stock options and RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes the Company’s option activity under the Company’s and Danaher’s stock plans (in millions; except price per share and numbers of years):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1.7	$75.43
Granted	0.8
Exercised	(0.5)
Cancelled/forfeited	(0.1)
Conversion impact (1)	6.1
Outstanding as of December 31, 2019	8.0	$17.81
Granted	2.2	$26.14
Exercised	(1.0)	$14.01
Cancelled/forfeited	(1.1)	$21.17
Outstanding as of December 31, 2020	8.1	$20.08
Granted	1.7	$38.15
Exercised	(1.3)	$15.74
Cancelled/forfeited	(0.6)	$26.74
Outstanding as of December 31, 2021	7.9	$24.16	7.0	$165.0
Vested and expected to vest as of December 31, 2021	7.5	$23.94	7.0	$159.3
Vested as of December 31, 2021	2.8	$17.96	5.4	$74.6
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
Options outstanding as of December 31, 2021 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Number of Stock Options	Average Exercise Price	Average Remaining Life (in years)	Number of Stock Options	Average Exercise Price
$7.41 to 12.62	0.3	$10.47	2.0	0.3	$10.47
$12.63 to 19.02	1.7	$15.81	5.1	1.2	$15.03
$19.03 to 21.76	2.2	$20.54	6.5	0.9	$20.34
$21.77 to $26.50	2.0	$25.60	8.0	0.3	$26.38
$26.51 to 43.56	1.7	$36.95	9.0	0.1	$27.24
The intrinsic value of stock options is calculated as the amount by which the market price of the Company’s stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $33 million, $12 million and $39 million, respectively. The exercise of options during the years ended December 31, 2021 and 2020, resulted in cash receipts of $19 million and 14 million, respectively. The exercise of stock options during the year ended December 31, 2019 resulted in cash receipts of $30 million, which were related to Danaher equity awards and therefore the proceeds were retained by Danaher.

The following summarizes information on unvested RSUs and PSUs activity related to the Company’s employees and non-employee directors (in millions; except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	0.4	$79.21
Granted	0.4
Vested	(0.1)
Forfeited	(0.1)
Conversion impact (1)	1.5
Unvested at December 31, 2019	2.1	$19.60
Granted	0.7	$25.76
Vested	(0.5)	$17.87
Forfeited	(0.4)	$20.98
Unvested at December 31, 2020	1.9	$22.01
Granted	0.5	$38.76
Vested	(0.5)	$20.34
Forfeited	(0.2)	$26.54
Unvested at December 31, 2021	1.7	$26.82
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
The Company recognizes tax benefits for stock compensation in certain jurisdictions, primarily the United States, where tax deductions are based on market value at exercise or release and may exceed the grant-date value. The Company realized such tax benefits of $4 million, $1 million and $5 million in 2021, 2020 and 2019, respectively, related to the exercise of stock options and $1 million in each of the years ended December 31, 2021, 2020 and 2019, related to the vesting and release of RSUs and PSUs. For all periods presented, the tax benefits were included as a component of income tax expense and as an operating cash inflow in the accompanying Consolidated and Combined Financial Statements. For periods prior to the Separation, the cash savings generated from the tax benefits were recorded as an increase to Former Parent investment, net.
In connection with the exercise of certain stock options and the vesting of RSUs, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holders (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2021, 181.7 thousand shares with an aggregate value of $7 million were withheld to satisfy the requirement. During the year ended December 31, 2020, 171.6 thousand shares with an aggregate value of $5 million were withheld to satisfy the requirement.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(74.3)	$—	$(3.9)	$(78.2)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(46.6)	0.1	(31.9)	(78.4)
Income tax impact	4.5	—	7.4	11.9
Other comprehensive (loss) income before reclassifications, net of income taxes	(42.1)	0.1	(24.5)	(66.5)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.6	0.6
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.5	0.5
Net current period other comprehensive (loss) income, net of income taxes	(42.1)	0.1	(24.0)	(66.0)
Balance, December 31, 2019	$(116.4)	$0.1	$(27.9)	$(144.2)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	26.0	(8.4)	3.9	21.5
Income tax impact	27.9	2.0	(1.1)	28.8
Other comprehensive income (loss) before reclassifications, net of income taxes	53.9	(6.4)	2.8	50.3
Amounts reclassified from accumulated other comprehensive (loss) income:
Increase	—	—	2.9	2.9
Income tax impact	—	—	(0.8)	(0.8)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	—	2.1	2.1
Net current period other comprehensive income (loss), net of income taxes	53.9	(6.4)	4.9	52.4
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)
Other comprehensive loss before reclassifications:
(Decrease) increase	(72.7)	6.1	21.9	(44.7)
Income tax impact	(17.0)	(1.5)	(4.7)	(23.2)
Other comprehensive (loss) income before reclassifications, net of income taxes	(89.7)	4.6	17.2	(67.9)
Amounts reclassified from accumulated other comprehensive loss income:
Increase	15.9	—	5.0	20.9
Income tax impact	(3.3)	—	(1.4)	(4.7)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	12.6	—	3.6	16.2
Net current period other comprehensive (loss) income, net of income taxes	(77.1)	4.6	20.8	(51.7)
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)

NOTE 19. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2021 and 2020 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, have experienced extended periods of accelerated growth in gross domestic product and infrastructure, which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Year Ended December 31, 2021
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$668.9	$659.3	$1,328.2
Western Europe	366.6	125.9	492.5
Other developed markets	98.2	41.2	139.4
Emerging markets	374.1	174.7	548.8
Total	$1,507.8	$1,001.1	$2,508.9

	Year Ended December 31, 2020
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$503.3	$535.4	$1,038.7
Western Europe	259.2	91.9	351.1
Other developed markets	85.4	32.4	117.8
Emerging markets	269.4	152.1	421.5
Total	$1,117.3	$811.8	$1,929.1

Sales by Major Product Group:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Consumables	$2,067.9	$1,590.7	$1,866.1
Equipment	441.0	338.4	418.7
Total	$2,508.9	$1,929.1	$2,284.8
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
As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $30.6 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2021 and 2020, the contract liabilities were $65.2 million and $48.2 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended December 31, 2021, is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period that was included in the contract liability balance at December 31, 2020. The decrease in the contract liability balance during the year ended December 31, 2020 is primarily as a result of revenue recognized during the period that was included in the contract liability balance at December 31, 2019, partially offset by cash payments received in advance of satisfying performance obligations.
Revenue recognized during the years ended December 31, 2021 and 2020 that was included in the contract liability balance at December 31, 2020 and December 31, 2019 was $38.4 million and $43.9 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 12% of sales for the year ended December 31, 2021, 11% of sales in the year ended December 31, 2020 and 12% of sales for the year ended December 31, 2019. No other individual customer accounted for more than 10% of sales in 2021, 2020 or 2019.

NOTE 20. RESTRUCTURING ACTIVITIES AND RELATED IMPAIRMENTS
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
The related liability which is included in accrued liabilities in the Consolidated Balance Sheets is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2020	$17.8	$5.2	$23.0
Costs incurred	27.6	6.2	33.8
Paid/settled	(24.0)	(10.9)	(34.9)
Balance, December 31, 2021	$21.4	$0.5	$21.9

Restructuring related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2021	2020	2019
Specialty Products & Technologies	$25.2	$43.8	$6.5
Equipment & Consumables	32.1	34.6	4.2
Other	6.3	6.0	—
Total	$63.6	$84.4	$10.7

The restructuring related charges incurred during the years ended December 31, are reflected in the following captions in the accompanying Consolidated and Combined Statements of Operations ($ in millions):

	2021	2020	2019
Cost of sales	$35.9	$18.3	$2.5
Selling, general and administrative expenses	27.7	66.1	8.2
Total	$63.6	$84.4	$10.7
Impairments
During the year ended December 31, 2021, the Company made the decision to consolidate certain facilities in an effort to improve its cost structure. The Company recognized a non-cash loss of $29.8 million. The majority of this loss included $19.0 million related to the impairment of certain fixed assets and leases, which are included in selling, general and administrative expense and cost of sales and $10.8 million of inventory write-offs, which is included in cost of sales.
During the year ended December 31, 2020, the Company also initiated other restructuring related activities to restructure its portfolio and improve its cost structure and recognized a non-cash loss of $26.8 million related primarily to long-lived assets, including intangible assets, which is substantially included in selling, general and administrative expenses.

NOTE 21. INCOME TAXES
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
Income before income taxes for the years ended December 31 were as follows ($ in millions):

	2021	2020	2019
United States	$35.0	$(64.3)	$100.0
International	219.5	44.3	133.7
Total	$254.5	$(20.0)	$233.7
The (benefit) provision for income taxes for the years ended December 31 were as follows ($ in millions):

	2021	2020	2019
Current:
Federal U.S.	$17.7	$13.1	$18.9
Non-U.S.	26.9	13.5	34.6
State and local	4.4	0.9	5.2
Deferred:
Federal U.S.	(2.2)	(13.1)	(0.7)
Non-U.S.	(57.5)	(72.7)	(8.3)
State and local	1.7	(4.2)	(0.1)
Income tax provision	$(9.0)	$(62.5)	$49.6

Deferred tax assets and deferred tax liabilities are classified as long-term and are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Significant components of deferred tax assets and liabilities as of December 31 were as follows ($ in millions):

	2021	2020
Deferred tax assets:
Inventories	$17.4	$15.1
Pension benefits	11.5	8.9
Other accruals and prepayments	54.6	45.0
Lease liabilities	34.2	45.1
Stock-based compensation expense	6.8	6.0
Interest expense	8.7	—
Unrealized gains and losses	—	30.9
Tax credit and loss carryforwards	117.3	159.5
Valuation allowances	(90.0)	(126.0)
Total deferred tax asset	160.5	184.5
Deferred tax liabilities:
Property, plant and equipment	(9.6)	(15.0)
Interest expense	—	(2.3)
Unrealized gains and losses	(6.5)	—
Right-of-use assets	(30.3)	(40.3)
Goodwill and other intangible assets	(188.8)	(239.8)
Total deferred tax liability	(235.2)	(297.4)
Net deferred tax liability	$(74.7)	$(112.9)
Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of $133.0 million and $117.6 million as of December 31, 2021 and 2020, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $58.5 million and deferred tax assets of $4.5 million as of December 31, 2021 and 2020, respectively. During 2021, the Company’s valuation allowance decreased by $36.0 million primarily due to the future benefit of certain foreign net operating losses that are expected to be realized.

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

The 2021 decrease in the deferred tax liability for goodwill and other intangible assets included an income tax benefit of approximately $42.8 million related primarily to the recognition of additional amortizable deferred tax assets associated with the estimated value of a tax basis step-up of certain of the Company’s Swiss assets.

Current tax law in the United States imposes tax on U.S. stockholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company is required to make an accounting policy election of either: (1) treating taxes due on future amounts included in the U.S. taxable income related to GILTI as a current period tax expense when incurred (“the period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred tax its deferred tax expense (the “deferred method”). In 2018, the Company elected the period cost method for its accounting for GILTI.

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Income
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.2	17.0	1.7
Impact of foreign operations	(6.4)	80.4	(0.6)
Foreign-Derived Intangible Income (“FDII”)	—	—	(1.3)
Subpart F and GILTI, net of foreign tax credits	6.4	(72.4)	2.4
Change in uncertain tax positions	—	3.4	0.7
Research and experimentation credits and other	(1.6)	13.2	(1.1)
Permanent differences and other	2.7	(20.3)	1.1
Excess tax benefit from stock-based compensation	(1.9)	11.6	(2.7)
Valuation allowance release on certain Swiss NOLs	(8.1)	—	—
Impact of step-up of Swiss assets	(16.8)	258.6	—
Effective income tax rate	(3.5)%	312.5%	21.2%
The Company’s effective tax rate for each of 2021 and 2020 differs from the U.S. federal statutory rate of 21% primarily due to its earnings outside of the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. In addition:
•The effective tax rate of (3.5)% in 2021 includes net tax benefits primarily related to additional Swiss step-up impact on deferred taxes, release of valuation allowance on certain Swiss net operating losses, the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by U.S. tax on GILTI (net of foreign tax credits), and a valuation allowance on losses attributable to certain foreign jurisdictions.

•The effective tax rate of 312.5% in 2020 includes net tax benefits primarily related to the estimated Swiss step-up impact on deferred taxes, the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by increases for changes in estimates associated with prior period uncertain tax positions and a valuation allowance on losses attributable to certain foreign jurisdictions.

•The effective tax rate of 21.2% in 2019 includes net tax benefits primarily related to the excess tax benefit associated with the exercise of employee stock options and vesting of RSUs, as well as the release of reserves upon the expiration of statutes of limitation, partially offset by increases for changes in estimates associated with prior period uncertain tax positions and a valuation allowance on losses attributable to certain foreign jurisdictions.

The Company realized tax benefits of $6.7 million, $4.2 million, and $8.4 million in 2021, 2020 and 2019 respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $4.8 million, $2.3 million and $6.2 million in 2021, 2020 and 2019, respectively. As required by ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), the excess tax benefits for the years ended December 31, 2021, 2020 and 2019 have been included in the provision for income taxes.
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Included in deferred income taxes as of December 31, 2021 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $114.1 million ($78.3 million of which the Company does not expect to realize and has corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2022 through 2041.

As of December 31, 2021, gross unrecognized tax benefits totaled $5.7 million ($7.6 million, including $1.9 million associated with potential interest and penalties). As of December 31, 2020, gross unrecognized tax benefits totaled $7.1 million ($9.0 million, including $1.9 million associated with potential interest and penalties). The Company recognized $(0.1) million, $0.0 million and $0.6 million in potential interest and penalties associated with uncertain tax positions during 2021, 2020 and 2019, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, the tax expense in future periods would be reduced by $7.6 million based upon the tax positions as of December 31, 2021. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated and Combined Statements of Operations. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 10.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2021	2020	2019
Unrecognized tax benefits, beginning of year	$7.1	$9.1	$27.2
Additions based on tax positions related to the current year	0.3	0.3	0.5
Additions for tax positions of prior years	—	0.3	3.1
Reductions for tax positions of prior years	(0.3)	(1.7)	(1.5)
Split-Off related adjustments [a]	—	—	(18.1)
Lapse of statute of limitations	(1.0)	(1.0)	(1.8)
Settlements	(0.4)	—	(0.4)
Effect of foreign currency translation	—	0.1	0.1
Unrecognized tax benefits, end of year	$5.7	$7.1	$9.1
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
The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $1.6 million within twelve months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations.
The Company operates in various non-U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specific period. These tax benefits are not material to the Company’s financial statements.

NOTE 22.  EARNINGS (LOSS) PER SHARE
All earnings (loss) per share are calculated by dividing the applicable income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company’s current intent and policy is to settle all Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in shares of the Company’s common stock. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion, the Notes do not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of earnings (loss) per share below for the dilutive impact of the Notes for the years ended December 31, 2021 and 2020.

In connection with the offering of the Notes, the Company entered into Capped Calls (see further discussion in Note 16), which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion of the Notes. However, this impact is not included when calculating potentially dilutive shares since their effect is anti-dilutive. The Capped Calls will mitigate dilution from the conversion of the Notes up to the Company’s common stock price of $23.79. If the Notes are converted at a price higher than $23.79 per share, the Capped Calls will no longer mitigate dilution from the conversion of the Notes.

The table below presents the computation of basic and diluted earnings (loss) per share ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2021		2020	2019
Numerator:
Income from continuing operations, net of tax	$263.5		$42.5	184.1
Income (loss) from discontinued operations, net of tax	$77.0		$(9.2)	$33.5
Net income	$340.5		$33.3	$217.6

Denominator:
Weighted-average common shares outstanding used in basic earnings (loss) per share	161.2		159.6	136.2
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	4.4		2.2	0.2
Assumed conversion of the Notes	12.0		2.3	—
Weighted average common shares outstanding used in diluted earnings (loss) per share	177.6		164.1	136.4

Earnings (loss) per share:
Earnings from continuing operations - basic	$1.63		$0.27	$1.35
Earnings from continuing operations - diluted	$1.48		$0.26	$1.35

Earnings (loss) from discontinued operations - basic	$0.48		$(0.06)	$0.25
Earnings (loss) from discontinued operations - diluted	$0.43		$(0.06)	$0.25

Earnings - basic	$2.11		$0.21	$1.60
Earnings - diluted	$1.92	*	$0.20	$1.60
* Earnings per share is computed independently for earnings per share from continuing operations and earnings (loss) per share from discontinued operations. The sum of earnings per share from continuing operations and earnings (loss) per share from discontinued operations does not equal earnings per share due to rounding.

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Year Ended December 31,
	2021	2020	2019
Stock-based awards	1.2	4.1	0.3
Total	1.2	4.1	0.3

NOTE 23. SEGMENT INFORMATION
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

On December 31, 2021, the Company completed the sale of its KaVo Treatment Unit and Instrument Business, which is part of the Company’s Equipment & Consumables segment. The previously reported amounts for the KaVo Treatment Unit and Instrument Business have been reclassified to discontinued operations for all periods presented. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business. Refer to Note 4 for more information on the Company’s discontinued operations.

Detailed segment data as of and for the years ended December 31 is as follows ($ in millions):

	2021	2020	2019
Sales:
Specialty Products & Technologies	$1,507.8	$1,117.3	$1,342.7
Equipment & Consumables	1,001.1	811.8	942.1
Total	$2,508.9	$1,929.1	$2,284.8

Operating profit and reconciliation to income (loss) before taxes:
Specialty Products & Technologies	$272.3	$65.8	$218.3
Equipment & Consumables	153.8	53.6	73.4
Other	(119.9)	(75.9)	(56.0)
Operating profit	306.2	43.5	235.7
Nonoperating income (expense):
Other income (expense)	2.4	(1.0)	1.5
Interest expense, net	(54.1)	(62.5)	(3.5)
Income (loss) before taxes	$254.5	$(20.0)	$233.7

Depreciation and amortization:
Specialty Products & Technologies	$84.0	$80.6	$75.4
Equipment & Consumables	31.4	38.7	43.3
Other	2.4	2.4	1.7
Total	$117.8	$121.7	$120.4

Capital expenditures, gross:
Specialty Products & Technologies	$37.2	$36.4	$51.5
Equipment & Consumables	10.6	5.8	16.2
Other	1.3	1.7	6.8
Total	$49.1	$43.9	$74.5

Identifiable assets:	December 31, 2021	December 31, 2020
Specialty Products & Technologies	$3,498.2	$3,773.3
Equipment & Consumables	1,946.1	1,695.3
Held for sale	12.2	482.9
Other	1,117.7	924.5
Total	$6,574.2	$6,876.0

Operations in Geographical Areas:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Sales:
United States	$1,223.4	$960.1	$1,098.8
China	236.7	198.2	189.0
All other (each country individually less than 5% of total sales)	1,048.8	770.8	997.0
Total	$2,508.9	$1,929.1	$2,284.8

Property, plant and equipment, net:	December 31, 2021	December 31, 2020
United States	$157.1	$161.1
Sweden	49.0	47.2
All other (each country individually less than 5% of total long-lived assets)	58.0	66.3
Total	$264.1	$274.6

NOTE 24. RELATED-PARTY TRANSACTIONS
In connection with the Separation, the Company entered into various agreements with Danaher, including but not limited to, a Separation Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Matters Agreement and a Danaher Business System (“DBS”) License Agreement, which set forth certain terms and conditions related to transactions which continued between Danaher and the Company post-Separation.
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

Corporate Expenses
Certain corporate overhead and shared expenses incurred by Danaher and its subsidiaries have been allocated to the Company and are reflected in the Consolidated and Combined Statements of Operations. These amounts include, but were not limited to, items such as general management and executive oversight, costs to support Danaher information technology infrastructure, facilities, compliance, human resources and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives and stock based compensation administration. These costs were allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies included the Company’s relative share of revenues, headcount or functional spend as a percentage of the total.

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
After the Separation there were no related-party expenses allocated to the Company. The amounts of related-party expenses allocated to the Company from Danaher for the years ended December 31, 2019, were as follows ($ in millions):

2019
Allocated corporate expenses	$23.2
Directly related charges:
Insurance programs expenses	2.7
Medical insurance programs expenses	47.6
Deferred compensation program expenses	0.7
Total related-party expenses	$74.2

Revenue and other transactions entered into in the ordinary course of business
Certain of the Company’s revenue arrangements relate to contracts entered into in the ordinary course of business with Danaher and Danaher affiliates. The amount of related-party revenue was not significant for any of the years ended December 31, 2019.
IPO

In connection with the IPO, Danaher incurred $6.8 million in fees and expenses on the Company’s behalf.

NOTE 25. SELECTED QUARTERLY INFORMATION (UNAUDITED)
The Company’s fiscal year ends on December 31. Due to the fixed year end date of December 31, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. The first three quarters end on a Friday.

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2021:
Sales	$612.6	$637.2	$607.3	$651.8
Gross profit	$358.4	$368.6	$356.3	$343.2
Net income from continuing operations	$61.8	$79.0	$80.2	$42.5
Net earnings per share:
Basic	$0.39	$0.49	$0.50	$0.26	*
Diluted	$0.35	$0.44	$0.45	$0.24

2020:
Sales	$456.2	$309.4	$547.2	$616.3
Gross profit	$251.4	$155.0	$308.4	$340.0
Net (loss) income from continuing operations	$(13.2)	$(59.0)	$23.6	$91.1
Net (loss) earnings per share:
Basic	$(0.08)	$(0.37)	$0.15	$0.57
Diluted	$(0.08)	$(0.37)	$0.14	$0.54	*
* Earnings (loss) per share is computed independently for each of the periods presented. The sum of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding.

NOTE 26. SUBSEQUENT EVENTS
On December 22, 2021, the Company entered into a stock and asset purchase agreement (the "Purchase Agreement") with Carestream Dental Technology Parent Limited ("Carestream"), a private limited company registered in England and Wales, pursuant to which Carestream and certain of its subsidiaries (together with Carestream, the "Sellers") will sell to the Company the Sellers' intraoral scanner business (the "Intraoral Scanner Business") for total consideration of $600 million, subject to certain customary adjustments as provided in the Purchase Agreement. The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company will purchase the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the equity of certain subsidiaries of the Sellers (the "Acquisition"). The Acquisition is expected to close in the second quarter of 2022.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2021 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Envista Holdings Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of financial statement schedules is set forth below. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	137

(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Master Sale and Purchase Agreement, dated as of September 7, 2021, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021, Commission File No. 001-39054)

2.2	Amendment Agreement to the Master Sale and Purchase Agreement, dated as of December 30, 2021, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy
2.3	Stock and Asset Purchase Agreement, dated as of December 21, 2021, by and between Carestream Dental Technology Parent Limited and Envista Holdings Corporation
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

10.4
Intellectual Property Matters Agreement, dated as of September 19, 2019, by and between Envista Holdings Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.5
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

10.07*
Envista Holdings Corporation Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 5, 2020, Commission File No. 001-39054)

10.08*
Envista Holdings Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.09*
Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-233810) filed on September 17, 2019)

10.10*	Form of Envista Holdings Corporation Stock Option Agreement
10.11*	Form of Envista Holdings Corporation Restricted Stock Unit Agreement
10.12*
Form of Envista Holdings Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(a)

10.13*
Form of Envista Holdings Corporation Agreement Regarding Solicitation and Protection of Proprietary Interests (California) (incorporated by reference to Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(b)

10.14*	Form of Envista Holdings Corporation Restricted Stock Unit Agreement for Non-Employee Directors
10.15*	Form of Envista Holdings Corporation Performance Stock Unit Agreement
10.16*	Amendment No. 1 to Envista Holdings Corporation 2019 Omnibus Incentive Plan
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

10.20*	Offer Letter Agreement, dated January 1, 2022, between DH Dental Employment Services LLC and Jean-Claude Kyrillos
10.21*	Offer Letter Agreement, dated June 7, 2019, between DH Dental Employment Services LLC and Mark Nance
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

10.24*
Form of Envista Holdings Corporation Executive Deferred Incentive Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.25*
Form of Envista Holdings Corporation Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.26	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2020, Commission File No. 001-39054)
10.27*	Composite copy of Envista Holdings Corporation Savings Plan, as amended and restated effective as of February 23, 2021
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (c)
101.SCH	XBRL Taxonomy Extension Schema Document (c)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (c)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (c)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (c)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (c)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
(a)    Applies to Messrs. Aghdaei and Nance.
(b)    Applies to Messrs. Eriksson, Kyrillos and Yu.
(c)    Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated and Combined Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated and Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2022	ENVISTA HOLDINGS CORPORATION
	By:	/s/ Amir Aghdaei
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

Signature	Title	Date

/s/ Amir Aghdaei	President, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2022
Amir Aghdaei

/s/ Howard H. Yu	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Howard H. Yu

/s/ Kari-Lyn Moore	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Kari-Lyn Moore

/s/ Scott Huennekens	Chairman of the Board	February 24, 2022
Scott Huennekens

/s/ Wendy Carruthers	Director	February 24, 2022
Wendy Carruthers

/s/ Kieran T. Gallahue	Director	February 24, 2022
Kieran T. Gallahue

/s/ Barbara Hulit	Director	February 24, 2022
Barbara Hulit

/s/ Vivek Jain	Director	February 24, 2022
Vivek Jain

/s/ Daniel A. Raskas	Director	February 24, 2022
Daniel A. Raskas

/s/ Christine Tsingos	Director	February 24, 2022
Christine Tsingos

ENVISTA HOLDINGS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write Offs, Write Downs & Deductions	Recoveries	Balance at End of Period (a)
Year ended December 31, 2021:
Allowances deducted from asset account
Allowance for credit losses	$30.5	$4.7	$(1.5)	$(7.3)	$(5.7)	$20.7
Year ended December 31, 2020:
Allowances deducted from asset account
Allowance for credit losses	$18.7	$19.2	$0.3	$(7.7)	$—	$30.5
Year ended December 31, 2019:
Allowances deducted from asset account
Allowance for credit losses	$14.7	$7.8	$(0.3)	$(3.5)	$—	$18.7
______________
(a)Amounts include allowance for credit losses classified as current.