Form 10-Q
period 2022-04-01
Envista Holdings Corp
filed 2022-05-04
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of April 29, 2022, was 162,617,557.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	April 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,078.3	$1,073.6
Trade accounts receivable, less allowance for credit losses of $20.3 and $20.7, respectively	342.6	331.9
Inventories, net	280.4	263.8
Prepaid expenses and other current assets	197.4	154.3
Assets held for sale	10.2	12.2
Total current assets	1,908.9	1,835.8
Property, plant and equipment, net	264.2	264.1
Operating lease right-of-use assets	127.0	128.1
Other long-term assets	174.9	167.8
Goodwill	3,090.5	3,132.0
Other intangible assets, net	1,006.8	1,046.4
Total assets	$6,572.3	$6,574.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$507.8	$432.4
Trade accounts payable	180.6	185.8
Accrued expenses and other liabilities	541.4	562.3
Operating lease liabilities	23.5	23.7
Liabilities held for sale	2.4	4.0
Total current liabilities	1,255.7	1,208.2
Operating lease liabilities	120.6	120.4
Other long-term liabilities	288.2	304.2
Long-term debt	876.9	883.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at April 1, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 500.0 million shares authorized;163.2 million shares issued and 162.6 million shares outstanding at April 1, 2022; 162.0 million shares issued and 161.6 million outstanding at December 31, 2021	1.6	1.6
Additional paid-in capital	3,667.9	3,732.6
Retained earnings	563.2	466.9
Accumulated other comprehensive loss	(201.8)	(143.5)
Total Envista stockholders’ equity	4,030.9	4,057.6
Noncontrolling interests	—	0.4
Total stockholders’ equity	4,030.9	4,058.0
Total liabilities and stockholders’ equity	$6,572.3	$6,574.2
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended
	April 1, 2022	April 2, 2021
Sales	$631.4	$612.6
Cost of sales	257.3	254.2
Gross profit	374.1	358.4
Operating expenses:
Selling, general and administrative	258.2	237.5
Research and development	24.4	25.8
Operating profit	91.5	95.1
Nonoperating income (expense):
Other income	0.3	0.3
Interest expense, net	(5.9)	(18.0)
Income before income taxes	85.9	77.4
Income tax expense	15.5	15.6
Income from continuing operations, net of tax	70.4	61.8
Income from discontinued operations, net of tax (refer to Note 2)	4.5	9.9
Net income	$74.9	$71.7
Earnings per share:
Earnings from continuing operations - basic	$0.43	$0.39
Earnings from continuing operations - diluted	$0.39	$0.35

Earnings from discontinued operations - basic	$0.03	$0.06
Earnings from discontinued operations - diluted	$0.03	$0.06

Earnings - basic	$0.46	$0.45
Earnings - diluted	$0.42	$0.41
Average common stock and common equivalent shares outstanding:
Basic	162.2	160.5
Diluted	179.8	175.9
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
($ in millions)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net income	$74.9	$71.7
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(59.6)	(53.7)
Cash flow hedge adjustments	1.4	1.4
Pension plan adjustments	(0.1)	0.2
Total other comprehensive loss, net of income taxes	(58.3)	(52.1)
Comprehensive income	$16.6	$19.6
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Three Months Ended April 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2021	$1.6	$3,732.6	$466.9	$(143.5)	$4,057.6	$0.4
Cumulative effect of adjustment related to change in accounting principle. See Notes 1 and 12	—	(77.8)	21.4	—	(56.4)	—
Balance, January 1, 2022	1.6	3,654.8	488.3	(143.5)	4,001.2	0.4
Change in noncontrolling interest	—	—	—	—	—	(0.4)
Common stock-based award activity	—	13.1	—	—	13.1	—
Net income	—	—	74.9	—	74.9	—
Other comprehensive loss	—	—	—	(58.3)	(58.3)	—
Balance, April 1, 2022	$1.6	$3,667.9	$563.2	$(201.8)	$4,030.9	$—

	Three Months Ended April 2, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2020	$1.6	$3,684.4	$126.4	$(91.8)	$3,720.6	$0.4
Common stock-based award activity	—	6.7	—	—	6.7	—
Net income	—	—	71.7	—	71.7	—
Other comprehensive loss	—	—	—	(52.1)	(52.1)	—
Balance, April 2, 2021	$1.6	$3,691.1	$198.1	$(143.9)	$3,746.9	$0.4
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net income	$74.9	$71.7
Noncash items:
Depreciation	7.8	10.3
Amortization	23.5	21.0
Allowance for credit losses	1.7	2.9
Stock-based compensation expense	7.5	6.4
Gain on sale of Kavo treatment unit and instrument business	(6.0)	—
Restructuring charges	(1.9)	—
Impairment charges	3.9	1.9
Amortization of right-of-use assets	6.4	7.2
Amortization of debt discount and issuance costs	1.0	6.2
Change in trade accounts receivable	(16.2)	(5.1)
Change in inventories	(20.3)	(20.4)
Change in trade accounts payable	(2.5)	(27.6)
Change in prepaid expenses and other assets	(16.8)	(7.9)
Change in accrued expenses and other liabilities	(51.5)	(37.9)
Change in operating lease liabilities	(8.0)	(12.1)
Net cash provided by operating activities	3.5	16.6
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(19.8)	(8.3)
Proceeds from sale of Kavo treatment unit and instrument business	30.0	—
All other investing activities, net	(5.1)	2.8
Net cash provided by (used in) investing activities	5.1	(5.5)
Cash flows from financing activities:
Payment of debt issuance and other deferred financing costs	—	(0.4)
Proceeds from borrowings	0.3	—
Repayment of borrowings	(0.5)	(475.5)
Proceeds from stock option exercises	13.1	5.3
Tax withholding payment related to net settlement of equity awards	(7.6)	(5.2)
All other financing activities	—	6.2
Net cash provided by (used in) financing activities	5.3	(469.6)
Effect of exchange rate changes on cash and cash equivalents	(9.2)	10.8
Net change in cash and cash equivalents	4.7	(447.7)
Beginning balance of cash and cash equivalents	1,073.6	888.9
Ending balance of cash and cash equivalents	$1,078.3	$441.2

Supplemental data:
Cash paid for interest	$2.8	$10.5
Cash paid for taxes	$14.1	$5.7
ROU assets obtained in exchange for operating lease obligations	$7.1	$2.6
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of April 1, 2022 and December 31, 2021, and its results of operations and cash flows for the three month periods ended April 1, 2022 and April 2, 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and accompanying notes for the three years ended December 31, 2021, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 24, 2022.

As discussed in Note 2, Discontinued Operations, on December 31, 2021, the Company completed the sale of its KaVo dental treatment unit and instrument business (the "KaVo Treatment Unit and Instrument Business"), which was part of the Company’s Equipment and Consumables segment. The previously reported amounts for the KaVo Treatment Unit and Instrument Business have been reclassified to discontinued operations for all periods presented. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic.

During the first quarter of 2022, the Company continued to see positive signs of recovery in certain markets in which it operates, however, certain markets continue to be more adversely impacted than others. Late in the first quarter of 2022, the Chinese authorities instituted COVID-19-related lockdowns, shut-downs and restrictions in certain parts of China, specifically the Shanghai area, which impacted the Company’s operations in China. The extent to which these restrictions continue and the possible geographical expansion of these restrictions will depend upon the Chinese authorities’ response to the affected regions of China.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the rise of new variants, the extent and severity of the impact on the Company's customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, the ability of the Company to continue to manufacture and source its products and to find suitable alternative products at reasonable prices, the Company’s ability to continue to ship and deliver its products in a cost-effective and timely manner, uncertain demand, staffing shortages, the impact of the pandemic and associated economic downturn on the Company’s ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, the Company may continue to experience materially adverse impacts on the Company’s financial condition and results of operations.

In addition, Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on the Company’s business, including by impacting the Company’s ability to market and sell products in Russia, by impacting its ability to enforce its intellectual property rights in Russia, by creating disruptions in the global supply chain, and by potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise.

Accounting Standards Recently Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts, rather than at fair value. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance on January 1, 2022, which did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40),” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU was effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective adoption approach. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative prior year information has not been restated and continues to be presented according to accounting standards in effect for those periods.

The adoption of ASU 2020-06 resulted in a $75.0 million increase to the carrying value of the convertible notes due 2025, net of deferred debt issuance costs and unamortized discount and a decrease to additional paid-in capital of $77.8 million. Additionally, the adoption resulted in a $21.4 million increase to retained earnings and a $18.6 million decrease to the related net deferred tax liability associated with the reduction of unamortized debt discount and deferred debt issuance costs. Refer to Note 12 for a further discussion of the impact of adopting ASU 2020-06.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The ASU is effective for public entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40, and 848-50 (as applicable). If an entity elects to apply any of the amendments for a new hedging relationship entered into as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship and recognized in accordance with the guidance in Reference Rate Reform Subtopics 848-30, 848-40, and 848-50 (as applicable).

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

The Company recognized a gain of $4.6 million on the Divestiture during the three months ended April 1, 2022 primarily due to the recognition of certain purchase price adjustments. In addition, the Company received an earnout payment of $30.0 million in the first quarter of 2022.

On December 30, 2021, the Company entered into an amendment to the Purchase Agreement (the "Amendment"), providing that the transfer of net assets in Russia, China and Brazil (the "Relevant Jurisdictions") will be deferred until the purchaser has formed entities for such transfer of assets in each such Relevant Jurisdiction and the applicable asset transfer agreement can be executed and consummated (each such asset transfer, a "Deferred Local Closing"). Except for the implementation of the Deferred Local Closings and related matters regarding the assets in the Relevant Jurisdictions, the provisions, terms and conditions of the Purchase Agreement were not materially amended by the Amendment. The Amendment did not alter the preliminary purchase price that Planmeca paid to the Company upon the closing of the Divestiture. The Company recognized a liability of $10.8 million for the proceeds related to the Relevant Jurisdictions as of April 1, 2022, and December 31, 2021. The Company will recognize the applicable gain or loss at the time of each Relevant Jurisdiction’s applicable closing. As of April 1, 2022, none of the Relevant Jurisdictions had closed. The Relevant Jurisdictions are expected to close at various points throughout 2022.

In conjunction with the Divestiture, the Company entered into a customary transition services agreement, which requires support transition services to Planmeca throughout the applicable transition period.

For the three months ended April 1, 2022 the Divestiture continued to meet the criteria to be classified as held for sale and to be presented as a discontinued operation. Accordingly, the Company reclassified the results of operations and financial position of the Divestiture to discontinued operations in its accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for all periods presented. The Company’s Condensed Consolidated Statements of Cash Flows for all periods presented include the financial results of the KaVo Treatment Unit and Instruments Business.
For the three months ended April 2, 2021, balances represent activity for the entire Divestiture, while balances for the three month ended April 1, 2022, represent activity for the remaining Relevant Jurisdictions.

The carrying amounts of the assets and liabilities of the Divestiture held for sale are as follows ($ in millions):

	As of
	April 1, 2022	December 31, 2021
ASSETS
Current assets:
Assets for relevant jurisdictions	$10.2	$12.2
Current assets held for sale	$10.2	$12.2
LIABILITIES AND EQUITY
Current liabilities:
Liabilities for relevant jurisdictions	$2.4	$4.0
Current liabilities held for sale	$2.4	$4.0

The operating results of the Divestiture are reflected in the Condensed Consolidated Statements of Income within income from discontinued operations, net of tax as follows ($ in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Sales	$6.9	$96.6
Cost of sales	5.9	57.7
Gross profit	1.0	38.9
Operating expenses:
Selling, general and administrative	1.1	21.3
Research and development	—	4.4
Operating (loss) profit	(0.1)	13.2
Income tax (benefit) expense	—	3.3
(Loss) income from discontinued operations	(0.1)	9.9
Gain on sale of discontinued operations, net of tax	4.6	—
Net income from discontinued operations	$4.5	$9.9

Significant non-cash operating items and capital expenditures for the Divestiture are reflected in the cash flows from operations as follows ($ in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities
Depreciation and amortization[1]	$—	$2.1

Cash flows from investing activities:
Capital expenditures	$—	$0.9
[1] Depreciation and amortization were no longer recognized once the business was classified as discontinued operations as of August 27, 2021.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2021	$20.7
Foreign currency translation	0.2
Provision for credit losses	1.7
Write-offs charged against the allowance	(1.6)
Recoveries	(0.7)
Balance at April 1, 2022	$20.3

NOTE 4. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	April 1, 2022	December 31, 2021
Finished goods	$228.0	$214.3
Work in process	23.5	22.0
Raw materials	87.5	88.3
Reserve for inventory obsolescence	(58.6)	(60.8)
Total	$280.4	$263.8

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	April 1, 2022	December 31, 2021
Land and improvements	$10.7	$10.7
Buildings and improvements	161.1	168.7
Machinery, equipment and other assets	360.1	354.5
Construction in progress	48.9	45.6
Gross property, plant and equipment	580.8	579.5
Less: accumulated depreciation	(316.6)	(315.4)
Property, plant and equipment, net	$264.2	$264.1

NOTE 6. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance at December 31, 2021	$2,029.7	$1,102.3	$3,132.0
Foreign currency translation	(33.0)	(8.5)	(41.5)
Balance at April 1, 2022	$1,996.7	$1,093.8	$3,090.5

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	April 1, 2022		December 31, 2021
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$140.8	$19.6	$188.9	$17.9
Restructuring-related employee severance, benefits and other	14.0	—	21.9	—
Pension benefits	5.6	40.1	5.6	41.7
Taxes, income and other	48.3	184.4	48.1	201.4
Contract liabilities	73.3	5.7	60.1	5.1
Sales and product allowances	63.7	1.5	75.4	1.2
Loss contingencies	10.1	30.9	8.4	30.3
Derivative financial instruments	0.4	—	19.6	—
Other	185.2	6.0	134.3	6.6
Total	$541.4	$288.2	$562.3	$304.2

NOTE 8.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. The Company maintains cross-currency swap derivative contracts with respect to its $650.0 million senior unsecured term loan facility. These contracts effectively convert the $650.0 million senior unsecured term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity, in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 13. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense, net in the Company’s Condensed Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt. These instruments mature in September 2024.

The Company also has foreign currency denominated long-term debt in the amount of €208.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Condensed Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss in equity (see Note 13). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2024. Refer to Note 12 for a further discussion of the above loan facilities.
The Company uses interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior unsecured term loans. The interest rate swap contracts exchange interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity (see Note 13). Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps is recorded in interest expense in the Company’s Condensed Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt. The current outstanding interest rate swap matures in September 2022.
The following table summarizes the notional values as of April 1, 2022 and April 2, 2021 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three months ended April 1, 2022 and April 2, 2021 ($ in millions):

	Notional Amount	Gain Recognized in OCI
Three Months Ended April 1, 2022
Interest rate contract	$250.0	$1.8
Foreign currency contracts	650.0	17.9
Foreign currency denominated debt	229.7	6.8
Total	$1,129.7	$26.5

	Notional Amount	Gain Recognized in OCI
Three Months Ended April 2, 2021
Interest rate contracts	$450.0	$1.8
Foreign currency contracts	650.0	25.6
Foreign currency denominated debt	244.7	16.2
Total	$1,344.7	$43.6

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 13, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 13. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three months ended April 1, 2022 and April 2, 2021. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three months ended April 1, 2022 and April 2, 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	April 1, 2022	December 31, 2021
Derivative Assets:
Other long-term assets	$0.9	$—

Derivative liabilities:
Accrued expenses and other liabilities	$0.4	$19.6

Nonderivative hedging instruments:
Long-term debt	$229.7	$236.5
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 1, 2022:
Assets:
Cross-currency swap derivative contracts	$—	$0.9	$—	$0.9
Liabilities:
Interest rate swap derivative contracts	$—	$0.4	$—	$0.4
Deferred compensation plans	$—	$17.9	$—	$17.9

December 31, 2021:
Liabilities:
Interest rate swap derivative contracts	$—	$2.2	$—	$2.2
Cross-currency swap derivative contracts	$—	$17.4	$—	$17.4
Deferred compensation plans	$—	$16.5	$—	$16.5

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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	April 1, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cross-currency swap derivative contracts	$0.9	$0.9	$—	$—
Liabilities:
Interest rate swap derivative contracts	$0.4	$0.4	$2.2	$2.2
Cross-currency swap derivative contracts	$—	$—	$17.4	$17.4
Convertible senior notes due 2025	$507.8	$1,213.8	$432.1	$1,162.5
Long-term debt	$876.9	$876.9	$883.4	$883.4
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on April 1, 2022 and December 31, 2021. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2021	$9.4
Accruals for warranties issued during the year	4.2
Settlements made	(3.7)
Effect of foreign currency translation	(0.1)
Balance at April 1, 2022	$9.8

NOTE 11. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $41.0 million and $38.7 million as of April 1, 2022 and December 31, 2021, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 12. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows ($ in millions):

	April 1, 2022	December 31, 2021
Senior term loan facility due 2024 ($650.0 aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $2.4 and $2.7, respectively	$647.6	$647.3
Senior euro term loan facility due 2024 (€208.0 aggregate principal amount) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $0.4 and $0.5, respectively	229.3	236.1
Convertible senior notes due 2025 ($517.5 aggregate principal amount), net of deferred debt issuance costs of $9.7 and $8.9, respectively, and unamortized discount of $0.0 and $76.5, respectively	507.8	432.1
Other	—	0.3
Total debt	1,384.7	1,315.8
Less: current portion	(507.8)	(432.4)
Long-term debt	$876.9	$883.4
As of April 1, 2022 unamortized debt issuance costs totaled $12.5 million. As of December 31, 2021 unamortized debt issuance costs and discount totaled $88.6 million. Unamortized debt issuance costs and discount have been netted against their respective aggregate principal amounts of the related debt in the table above, and are being amortized to interest expense over the term of the respective debt.

Long-Term Indebtedness
Credit Agreement
On September 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which Envista borrowed approximately $1.3 billion, consisting of the three-year $650.0 million Term Loan Facility and the three-year €600.0 million Euro Term Loan Facility (together with the Term Loan Facility, the “Term Loans”). The Credit Agreement also included the five-year, $250.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loans, the “Senior Credit Facilities”). Pursuant to the Separation Agreement, all of the net proceeds of the Term Loans were paid to Danaher as partial consideration for the Dental business Danaher transferred to Envista.

On February 9, 2021, in connection with an amendment to the Credit Agreement, the Company repaid $472.0 million of its Euro Term Loan Facility.

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

The Revolving Credit Facility includes an aggregate principal amount of $750.0 million with a $20.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of April 1, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility.
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

The interest rates for borrowings under the Term Loan Facility were 1.34% and 1.25% as of April 1, 2022 and December 31, 2021, respectively. The interest rate for borrowings under the Euro Term Loan Facility was 0.95% as of April 1, 2022 and December 31, 2021. Interest is payable quarterly for the Term Loans. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 8. The Amended Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Amended Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Amended Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Amended Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Amended Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of April 1, 2022.
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

Prior to the adoption of ASU 2020-06, the Company separated the carrying amounts of the Notes and total issuance costs incurred into liability and equity components. For the Notes, the carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature, while the carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. Total issuance costs incurred were then allocated to the liability and equity components of the Notes based on their relative values.

Due to the Company’s adoption of ASU 2020-06 on January 1, 2022, as discussed in Note 1, the Notes and related issuance costs incurred are no longer required to be bifurcated into separate liability and equity components. This resulted in a $75.0 million increase to the carrying value of the Notes due 2025, comprised of unamortized discount of $76.5 million and deferred debt issuance costs of $1.5 million and a decrease to additional paid-in capital of $77.8 million. Additionally, the adoption of ASU 2020-06 resulted in a $21.4 million increase to retained earnings and a $18.6 million decrease to the related net deferred tax liability associated with the reduction of unamortized debt discount and deferred debt issuance costs.

As of April 1, 2022, the unamortized debt issuance costs on the Notes was $9.7 million and is being amortized over the term of the Notes.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. In December 2021, the Company made the irrevocable election to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash, shares of the Company’s common stock or a combination of both. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of April 1, 2022 and December 31, 2021, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended April 1, 2022 and December 31, 2021, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Contractual interest expense	$3.1	$3.1
Amortization of debt issuance costs	0.7	0.5
Amortization of debt discount	—	4.6
Total interest expense	$3.8	$8.2

For the three months ended April 1, 2022, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 3.0%, to interest expense over the term of the Notes.

As of April 1, 2022 and December 31, 2021, the if-converted value of the Notes exceeded the outstanding principal amount by $667.0 million and $592.1 million, respectively.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended April 1, 2022
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(53.8)	1.8	—	(52.0)
Income tax impact	(5.8)	(0.4)	—	(6.2)
Other comprehensive (loss) income before reclassifications, net of income taxes	(59.6)	1.4	—	(58.2)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.2)	(0.2)
Income tax impact	—	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(59.6)	1.4	(0.1)	(58.3)
Balance, April 1, 2022	$(199.2)	$(0.3)	$(2.3)	$(201.8)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended April 2, 2021
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)
Other comprehensive loss before reclassifications:
(Decrease) increase	(43.4)	1.8	—	(41.6)
Income tax impact	(10.3)	(0.4)	—	(10.7)
Other comprehensive (loss) income before reclassifications, net of income taxes	(53.7)	1.4	—	(52.3)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	0.2	0.2
Net current period other comprehensive (loss) income, net of income taxes	(53.7)	1.4	0.2	(52.1)
Balance, April 2, 2021	$(116.2)	$(4.9)	$(22.8)	$(143.9)

NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three months ended April 1, 2022 and April 2, 2021 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, experienced extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended April 1, 2022
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$179.3	$156.3	$335.6
Western Europe	106.3	32.0	138.3
Other developed markets	24.4	10.3	34.7
Emerging markets	87.1	35.7	122.8
Total	$397.1	$234.3	$631.4

	Three Months Ended April 2, 2021
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$162.6	$164.7	$327.3
Western Europe	94.7	31.0	125.7
Other developed markets	25.5	10.3	35.8
Emerging markets	83.5	40.3	123.8
Total	$366.3	$246.3	$612.6

Sales by Major Product Group:

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Consumables	$529.9	$514.0
Equipment	101.5	98.6
Total	$631.4	$612.6
Remaining Performance Obligations
Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.
As of April 1, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $35.5 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of April 1, 2022 and December 31, 2021, the contract liabilities were $79.0 million and $65.2 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the three months ended April 1, 2022 that was included in the contract liability balance at December 31, 2021 was $24.8 million. Revenue recognized during the three months ended April 2, 2021 that was included in the contract liability balance at December 31, 2020 was $18.9 million.
Significant Customers
Sales to the Company’s largest customer were 10% and 13% of sales for the three months ended April 1, 2022 and April 2, 2021, respectively. No other individual customer accounted for more than 10% of sales for the three months ended April 1, 2022 and April 2, 2021, respectively.

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
The related liability which is included in accrued liabilities in the Condensed Consolidated Balance Sheets is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2021	$21.4	$0.5	$21.9
Costs incurred	(0.8)	0.3	(0.5)
Paid/settled	(7.0)	(0.4)	(7.4)
Balance, April 1, 2022	$13.6	$0.4	$14.0

Restructuring related charges recorded for the three months ended April 1, 2022 and April 2, 2021, by segment were as follows ($ in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Specialty Products & Technologies	$4.0	$3.4
Equipment & Consumables	(0.9)	1.9
Other	0.6	2.5
Total	$3.7	$7.8

The restructuring related charges incurred during the three months ended April 1, 2022 and April 2, 2021, are reflected in the following captions in the accompanying Condensed Consolidated Statements of Income ($ in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Cost of sales	$(0.3)	$2.9
Selling, general and administrative expenses	4.0	4.9
Total	$3.7	$7.8

NOTE 16. INCOME TAXES
The Company’s effective tax rates from continuing operations of 18.0% and 20.2% for the three months ended April 1, 2022 and April 2, 2021, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to the Company’s geographical mix of earnings and net discrete tax benefits.

NOTE 17.  EARNINGS PER SHARE
Earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company will settle any Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash or shares in the Company’s common stock or any combination thereof. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company will settle the principal amount of the Notes in cash upon conversion, the Notes do not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of earnings per share below for the dilutive impact of the Notes for the three months ended April 1, 2022 and April 2, 2021.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 1, 2022	April 2, 2021
Numerator:
Income from continuing operations, net of tax	$70.4	$61.8
Income from discontinued operations, net of tax	$4.5	$9.9
Net income	$74.9	$71.7

Denominator:
Weighted-average common shares outstanding used in basic earnings (loss) per share	162.2	160.5
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	4.2	4.4
Assumed conversion of the Notes	13.4	11.0
Weighted average common shares outstanding used in diluted earnings (loss) per share	179.8	175.9

Earnings per share:
Earnings from continuing operations - basic	$0.43	$0.39
Earnings from continuing operations - diluted	$0.39	$0.35

Earnings from discontinued operations - basic	$0.03	$0.06
Earnings from discontinued operations - diluted	$0.03	$0.06

Earnings - basic	$0.46	$0.45
Earnings - diluted	$0.42	$0.41

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Stock-based awards	0.6	0.6
Total	0.6	0.6

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

On December 31, 2021, the Company completed the sale of its KaVo Treatment Unit and Instrument Business, which was part of the Company’s Equipment & Consumables segment. The previously reported amounts for the KaVo Treatment Unit and Instrument Business have been reclassified to discontinued operations for all periods presented. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business. Refer to Note 2 for more information on the Company’s discontinued operations.

Segment related information is shown below ($ in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Sales:
Specialty Products & Technologies	$397.1	$366.5
Equipment & Consumables	234.3	246.1
Total	$631.4	$612.6

Operating profit and reconciliation to income before taxes from continuing operations:
Specialty Products & Technologies	$70.3	$78.4
Equipment & Consumables	45.5	45.0
Other	(24.3)	(28.3)
Operating profit	91.5	95.1
Nonoperating income (expense):
Other income	0.3	0.3
Interest expense, net	(5.9)	(18.0)
Income before taxes from continuing operations	$85.9	$77.4

Identifiable assets:	April 1, 2022	December 31, 2021
Specialty Products & Technologies	$3,418.8	$3,498.2
Equipment & Consumables	2,005.0	1,946.1
Held for Sale	10.2	12.2
Other	1,138.3	1,117.7
Total	$6,572.3	$6,574.2
NOTE 19. SUBSEQUENT EVENT
On April 20, 2022, the Company completed its purchase of Carestream Dental Technology Parent Limited’s (“Carestream”) intraoral scanner business for total consideration of approximately $582.5 million, subject to certain customary adjustments as provided in the Stock and Asset Purchase Agreement dated December 21, 2021. The Company has purchased the intraoral scanner business through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the equity of certain subsidiaries of Carestream.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our Condensed Consolidated Financial Statements and related notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, our consolidated and combined financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”), and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Envista Holdings Corporation and its consolidated subsidiaries.

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations; projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the impact of the COVID-19 pandemic, including new variants of the virus, the pace of recovery in the markets in which we operate, global supply chain disruptions and potential staffing shortages, the conditions in the U.S. and global economy, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, contractions or growth rates and cyclicality of markets we serve, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, security breaches or other disruptions of our information technology systems or violations of data privacy laws, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, risks relating to product, service or software defects, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, the impact of regulation on demand for our products and services, labor matters, international economic, political, legal, compliance and business factors and disruptions relating to war, terrorism, climate change, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2021 10-K and this Quarterly Report on Form 10-Q.

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
Sale of the KaVo Treatment Unit and Instrument Business
On December 31, 2021, we completed the Divestiture to Planmeca, pursuant to the Purchase Agreement among us, Planmeca, and Planmeca Oy, as guarantor. In accordance with the terms of the Purchase Agreement, we received cash consideration of $317.3 million upon closing, which remains subject to certain adjustments. We received the earnout payment of $30.0 million in the first quarter of 2022. We also recognized a gain of $4.6 million on the Divestiture during the three months ended April 1, 2022 due primarily to the recognition of certain purchase price adjustments.
The Divestiture was part of our strategy to structurally improve our long-term margins and represents a strategic shift with a major effect on our operations and financial results as described in ASC 205-20. The sale met the criteria to be accounted for as a discontinued operation. Accordingly, we have applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, we reclassified the Divestiture to assets and liabilities held for sale on our Condensed Consolidated Balance Sheets as of April 1, 2022 and December 31, 2021 and reclassified the financial results of the Divestiture in our Condensed Consolidated Statements of Income for all periods presented. Our Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2022 and April 2, 2021 include the financial results of the KaVo Treatment Unit and Instrument Business. We also revised our discussion and presentation of operating and financial results to be reflective of our continuing operations as required by ASC 205-20. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

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

For the three months ended April 1, 2022, sales derived from customers outside of the United States were 51.2%, compared to the three months ended April 2, 2021 of 50.5%. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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

Key Trends and Conditions Affecting Our Results of Operations
There have been no material changes to the key trends and conditions affecting our results of operations that were disclosed in our 2021 10-K.

COVID-19

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the crisis. During the first quarter of 2022, we continued to see positive signs of recovery in certain markets in which we operate, however, certain markets continue to be more adversely impacted than others. Late in the first quarter of 2022, the Chinese authorities instituted COVID-19-related lockdowns, shut-downs and restrictions in certain parts of China, specifically the Shanghai area, which impacted our operations in China. The extent to which these restrictions continue and the possible geographical expansion of these restrictions will depend upon the Chinese authorities’ response to the affected regions of China.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the rise of new variants, the extent and severity of the impact on our customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, our ability to continue to manufacture and source our products and to find suitable alternative products at reasonable prices, our ability to continue to ship and deliver our products in a cost-effective and timely manner, uncertain demand, staffing shortages, the impact of the pandemic and associated economic downturn on our ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can continue, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

For additional information on the risks of COVID-19 to our business, please refer to the “Item 1A. Risk Factors—Risks Related to COVID-19” section of our 2021 Annual Report on Form 10-K.

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in Russia, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. Russia’s invasion of Ukraine did not have a material impact on our financial position or results of operations as of and for the three months ended April 1, 2022.

Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates negatively impacted reported sales by 2.3% for the three months ended April 1, 2022, compared to the comparable period of 2021, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three months ended April 1, 2022 compared to the three months ended April 2, 2021.

	Three Months Ended
($ in millions)	April 1, 2022		April 2, 2021		% Change
Sales	$631.4	100.0%	$612.6	100.0%	3.1%
Cost of sales	257.3	40.8%	254.2	41.5%	1.2%
Gross profit	374.1	59.2%	358.4	58.5%	4.4%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	258.2	40.9%	237.5	38.8%	8.7%
Research and development (“R&D”) expenses	24.4	3.9%	25.8	4.2%	(5.4)%
Operating profit	91.5	14.5%	95.1	15.5%	(3.8)%
Nonoperating income (expense):
Other income	0.3	—%	0.3	—%	—%
Interest expense, net	(5.9)	(0.9)%	(18.0)	(2.9)%	(67.2)%
Income before income taxes	85.9	13.6%	77.4	12.6%	11.0%
Income tax expense	15.5	2.5%	15.6	2.5%	(0.6)%
Income from continuing operations	70.4	11.1%	61.8	10.1%	13.9%
Income from discontinued operations, net of tax	4.5	0.7%	9.9	1.6%	(54.5)%
Net income	$74.9	11.9%	$71.7	11.7%	4.5%

Effective tax rate from continuing operations	18.0%		20.2%
GAAP Reconciliation
Sales and Core Sales Growth

% Change Three Month Period Ended April 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	3.1%
Plus the impact of:
Currency exchange rates	2.3%
Core sales growth (non-GAAP)	5.4%
Sales and core sales growth for the three months ended April 1, 2022 increased 3.1% and 5.4%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 1.5% on period-over-period basis, while sales increased by 3.9% due to higher volume. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to continued recovery from the COVID-19 pandemic, partially offset by a decrease in China due to localized COVID-19 pandemic related lockdowns.

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$631.4	$612.6
Cost of sales	257.3	254.2
Gross profit	$374.1	$358.4
Gross profit margin	59.2%	58.5%
The increase in cost of sales during the three months ended April 1, 2022, as compared to the comparable period in 2021, was primarily due to higher sales and unfavorable impact from foreign exchange rates and inflation, partially offset by favorable incremental period-over-period savings associated with productivity improvements.
The increase in gross profit margin during the three months ended April 1, 2022, as compared to the comparable period in 2021, was primarily due to higher sales volume, price, product mix and favorable incremental period-over-period savings associated with productivity improvement actions taken in prior periods, partially offset by the impact of foreign exchange rates and the impact of inflation.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$631.4	$612.6
Selling, general and administrative expenses	$258.2	$237.5
Research and development expenses	$24.4	$25.8
SG&A as a % of sales	40.9%	38.8%
R&D as a % of sales	3.9%	4.2%
The increase in SG&A expenses as a percentage of sales for the three months ended April 1, 2022 as compared to the comparable period of 2021, was primarily due to higher sales and marketing and compensation related spend, partially offset by higher sales volume.
The decrease in R&D expenses as a percentage of sales for the three months ended April 1, 2022, as compared to the comparable period of 2021, was primarily due to an increase in sales.
OPERATING PROFIT
Operating profit margin was 14.5% for the three months ended April 1, 2022, as compared to an operating profit margin of 15.5% for the comparable period of 2021. The decrease in operating profit margin was primarily due to higher sales and marketing, compensation spend, unfavorable impact of foreign exchange rates and inflation; partially offset by higher sales volume and favorable incremental period-over-period savings associated with productivity improvements.
OTHER INCOME
Net periodic benefit costs included in other income for both the three months ended April 1, 2022 and April 2, 2021 were $0.3 million.

INTEREST COSTS AND FINANCING
Interest costs were $5.9 million and $18.0 million for the three months ended April 1, 2022 and April 2, 2021, respectively. The decrease in interest expense for the three months ended April 1, 2022 as compared to the comparable period of 2021 was due to lower interest rates on the outstanding debt as a result of entering into the amendment to the Credit Agreement and making a $472.0 million partial repayment of the Euro term loan in February 2021. In addition, we are no longer incurring accretion expense on the convertible debt discount during the current year period as a result of adopting ASU 2020-06. Refer to Note 12 for a further discussion of the convertible debt instrument.

INCOME TAXES

	Three Months Ended
	April 1, 2022	April 2, 2021
Effective tax rate from continuing operations	18.0%	20.2%

Our effective tax rate from continuing operations of 18.0% for the three months ended April 1, 2022 was lower than the 20.2% from the comparable period in 2021 primarily due to the Company’s geographical mix of earnings and an increase in net discrete tax benefits.

COMPREHENSIVE INCOME
For the three months ended April 1, 2022, comprehensive income was $16.6 million as compared to $19.6 million for the comparable period of 2021. The increase for the three months ended April 1, 2022 was primarily due to net income generated in the current period, partially offset by higher foreign currency translation losses.
RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$397.1	$366.5
Operating profit	$70.3	$78.4
Operating profit as a % of sales	17.7%	21.4%
Sales and Core Sales Growth

% Change Three Month Period Ended April 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	8.3%
Plus the impact of:
Currency exchange rates	2.9%
Core sales growth (non-GAAP)	11.2%
Sales
Sales and core sales growth for the three months ended April 1, 2022 increased 8.3% and 11.2%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 1.3% on a period-over-period basis, while sales increased by 9.9% due to higher volume and product mix as demand improved for implant systems and orthodontic products. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to continued recovery from the COVID-19 pandemic, partially offset by a decrease in China due to localized COVID-19 pandemic related lockdowns.

Operating Profit

Operating profit margin was 17.7% for the three months ended April 1, 2022, as compared to an operating profit margin of 21.4% for the comparable period of 2021. The decrease in operating profit margin was primarily due to higher sales and marketing, higher related compensation, unfavorable product mix and inflation, partially offset by higher sales volume and favorable period-over-period savings associated with productivity improvements.
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
Equipment & Consumables Selected Financial Data

	Three Months Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$234.3	$246.1
Operating profit	$45.5	$45.0
Operating profit as a % of sales	19.4%	18.3%
Sales and Core Sales Growth

% Change Three Month Period Ended April 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	(4.8)%
Plus the impact of:
Currency exchange rates	1.5%
Core sales growth (non-GAAP)	(3.3)%
Sales
Sales and core sales growth for the three months ended April 1, 2022 decreased 4.8% and 3.3%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 1.8% on a period-over-period basis, while Sales decreased by 5.1% due to lower volume primarily due to lower demand in infection prevention products, partially offset by higher sales of imaging products and restorative solutions. Sales in developed markets decreased primarily due to a decrease in North America partially offset by an increase in Western Europe. Sales in emerging markets decreased primarily due to a decrease in China due to localized COVID-19 pandemic related lockdowns.
Operating Profit
Operating profit margin was 19.4% for the three months ended April 1, 2022, as compared to an operating profit margin of 18.3% for the comparable period of 2021. The increase in operating profit margin was primarily due to favorable product mix, higher prices and favorable period-over-period savings associated with restructuring and productivity improvements, partially offset by lower sales volume, higher compensation spend and inflation.

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity are sufficient to allow us to manage our capital structure on a short-term and long-term basis and continue investing in existing businesses and consummating strategic acquisitions. For the three months ended April 2, 2021, balances represent activity for the entire Divestiture, while balances for the three month ended April 1, 2022, represent activity for the remaining Relevant Jurisdictions.
Following is an overview of our cash flows and liquidity:
Overview of Cash Flows and Liquidity

	Three Months Ended
	April 1, 2022	April 2, 2021
Net cash provided by operating activities	$3.5	$16.6

Payments for additions to property, plant and equipment	(19.8)	(8.3)
Proceeds from sale of Kavo treatment unit and instrument business	30.0	—
All other investing activities, net	(5.1)	2.8
Net cash provided by (used in) investing activities	$5.1	$(5.5)

Payment of debt issuance and other deferred financing costs	—	(0.4)
Proceeds from borrowings	0.3	—
Repayment of borrowings	(0.5)	(475.5)
Proceeds from stock option exercises	13.1	5.3
Tax withholding payment related to net settlement of equity awards	(7.6)	(5.2)
All other financing activities	—	6.2
Net cash provided by (used in) financing activities	$5.3	$(469.6)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $3.5 million during the three months ended April 1, 2022, as compared to net cash provided by operating activities of $16.6 million for the comparable period of 2021, primarily due to higher payments of accrued liabilities partially offset by lower working capital requirements.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash provided by investing activities was $5.1 million for the three months ended April 1, 2022, as compared to net cash used in investing activities of $5.5 million for the comparable period in 2021, primarily due to the earnout from the sale of the Kavo Treatment Unit and Instruments Business, partially offset by higher purchases of property, plant and equipment.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash provided by financing activities was $5.3 million during the three months ended April 1, 2022, compared to $469.6 million used in financing activities for the comparable period of 2021, primarily due to the February 2021 repayment of $472.0 million of the Euro Term Loan Facility in connection with an amendment to the Credit Agreement.

For a description of our outstanding debt as of April 1, 2022, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our Revolving Credit Facility.

As of April 1, 2022, we had no borrowings outstanding under the Revolving Credit Facility.

Cash and Cash Requirements

As of April 1, 2022, we held $1,078.3 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $206.1 million was held within the United States and $872.2 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use our revolving credit facility, available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2021 10-K.

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

As of April 1, 2022, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

There were no material changes to our contractual obligations during the three months ended April 1, 2022. For a description of our remaining contractual obligations, such as leases see “Item 8. Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - “Note 8. Leases” in the 2021 10-K.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2021 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of April 1, 2022, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Sale of the KaVo Treatment Unit and Instrument Business
We plan to use the net proceeds from the Divestiture to continue our product portfolio transformation with a disciplined approach to capital deployment.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes to our critical accounting estimates described in the 2021 10-K that have had a material impact on our Condensed Consolidated Financial Statements.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. If actual results are not consistent with management’s estimates and assumptions used for valuation allowances, contingencies, potential impairments, revenue recognition and income taxes, the related account balances may be overstated or understated and a charge or credit to net income may be required.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2021 10-K. There were no material changes to this information reported in our 2021 10-K during the quarter ended April 1, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2021 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2021 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 10-K, which could materially affect our business, financial position, or future results of operations. The risks described in our 2021 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our 2021 10-K.

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

In addition, some of our businesses purchase certain materials, components and services from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, including COVID-19 and related lockdowns and restrictions, war, terrorist actions, widespread protests and civil unrest, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies. For example, we are experiencing higher prices and supply shortages on certain petroleum-based supplies/chemicals and microchips due to current global supply chain issues, particularly in our Imaging business. The supply chains for our businesses have also been impacted by the recent COVID-19 related lockdowns in China and the Russia-Ukraine conflict. Failure to obtain the needed supply of these products or to offset the increased costs could adversely impact our operating results.

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

In 2021, 51% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the emerging markets. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•interruption in the transportation of materials to us and finished goods to our customers;
•differences in terms of sale, including payment terms;
•local product preferences and product requirements;
•changes in a country’s or region’s political or economic conditions, such as the devaluation of particular currencies;
•trade protection measures, embargoes and import or export restrictions and requirements;
•unexpected changes in laws or regulatory requirements, including changes in tax laws;
•capital controls and limitations on ownership and on repatriation of earnings and cash;
•the potential for nationalization of enterprises;
•changes in medical reimbursement policies and programs;
•limitations on legal rights and our ability to enforce such rights;
•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•difficulties in implementing restructuring actions on a timely or comprehensive basis;
•differing protection of intellectual property;
•greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals; and
•other factors beyond our control, such has terrorism, war, natural disasters and pandemics, including fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity which may vary significantly by region.

Any of these risks could negatively affect our financial statements, business, growth rate, competitive position, results of operations and financial condition.

For example, we generate approximately 10% of our annual sales from Greater China. Accordingly, our business, financial condition and results of operations may be adversely influenced by evolving political, economic and social conditions in China generally. Late in the first quarter of 2022, the Chinese authorities instituted COVID-19-related lockdowns, shut-downs and restrictions in certain parts of China, specifically the Shanghai area, which has impacted our business in China, including our ability to manufacture certain of our products and to obtain materials from our suppliers in the affected area. Additionally, China’s government continues to play a significant role in regulating industry development by imposing industrial policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. Any uncertainty or adverse changes to economic conditions in China or the policies of China’s government or its laws and regulations could have a material adverse effect on the overall economic growth of China and could impact our business and operating results, leading to a reduction in demand for our products and adversely affecting our business, growth rate, competitive position, results of operations and financial condition.

In addition, Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including by impacting our ability to market and sell products in Russia, by impacting our ability to enforce our intellectual property rights in Russia, by creating disruptions in the global supply chain, and by potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise.

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

10.1	Closing Agreement, dated as of April 20, 2022, by and among Envista Holdings Corporation and Carestream Dental Technology Parent Limited
10.2*
Form of Envista Holdings Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 001-39054)

10.3*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 001-39054)

10.4*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 001-39054)

10.5*
Form of Envista Holdings Corporation Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 001-39054)

10.6*
Amendment No. 1 to Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 001-39054)

10.7*
Offer Letter Agreement, dated January 1, 2022, between DH Dental Employment Services LLC and Jean-Claude Kyrillos (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 001-39054)

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
*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: May 4, 2022	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)