Form 10-Q
period 2022-07-01
Envista Holdings Corp
filed 2022-08-03
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of July 29, 2022, was 163,390,533.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	July 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$523.1	$1,073.6
Trade accounts receivable, less allowance for credit losses of $19.6 and $20.7, respectively	372.8	331.9
Inventories, net	286.0	263.8
Prepaid expenses and other current assets	202.3	154.3
Assets held for sale	4.1	12.2
Total current assets	1,388.3	1,835.8
Property, plant and equipment, net	264.1	264.1
Operating lease right-of-use assets	130.5	128.1
Other long-term assets	212.4	167.8
Goodwill	3,389.7	3,132.0
Other intangible assets, net	1,076.0	1,046.4
Total assets	$6,461.0	$6,574.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$508.6	$432.4
Trade accounts payable	182.7	185.8
Accrued expenses and other liabilities	539.4	562.3
Operating lease liabilities	23.8	23.7
Liabilities held for sale	1.7	4.0
Total current liabilities	1,256.2	1,208.2
Operating lease liabilities	123.4	120.4
Other long-term liabilities	201.3	304.2
Long-term debt	864.1	883.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at July 1, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 163.3 million shares issued and 162.8 million shares outstanding at July 1, 2022; 162.0 million shares issued and 161.6 million outstanding at December 31, 2021	1.6	1.6
Additional paid-in capital	3,678.4	3,732.6
Retained earnings	610.3	466.9
Accumulated other comprehensive loss	(274.3)	(143.5)
Total Envista stockholders’ equity	4,016.0	4,057.6
Noncontrolling interests	—	0.4
Total stockholders’ equity	4,016.0	4,058.0
Total liabilities and stockholders’ equity	$6,461.0	$6,574.2
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended			Six Months Ended
	July 1, 2022	July 2, 2021		July 1, 2022	July 2, 2021
Sales	$645.8	$637.2		$1,277.2	$1,249.8
Cost of sales	276.0	268.6		533.3	522.8
Gross profit	369.8	368.6		743.9	727.0
Operating expenses:
Selling, general and administrative	279.5	259.4		537.7	496.9
Research and development	25.1	25.9		49.5	51.7
Operating profit	65.2	83.3		156.7	178.4
Nonoperating income (expense):
Other income	0.3	0.3		0.6	0.6
Interest expense, net	(6.4)	(13.6)		(12.3)	(31.6)
Income before income taxes	59.1	70.0		145.0	147.4
Income tax expense (benefit)	14.6	(9.0)		30.1	6.6
Income from continuing operations, net of tax	44.5	79.0		114.9	140.8
Income from discontinued operations, net of tax (refer to Note 3)	2.6	11.1		7.1	21.0
Net income	$47.1	$90.1		$122.0	$161.8
Earnings per share:
Earnings from continuing operations - basic	$0.27	$0.49		$0.71	$0.88
Earnings from continuing operations - diluted	$0.25	$0.44		$0.64	$0.79

Earnings from discontinued operations - basic	$0.02	$0.07		$0.04	$0.13
Earnings from discontinued operations - diluted	$0.01	$0.06		$0.04	$0.12

Earnings - basic	$0.29	$0.56		$0.75	$1.01
Earnings - diluted	$0.26	$0.51	*	$0.68	$0.91
Average common stock and common equivalent shares outstanding:
Basic	162.9	161.2		162.6	160.8
Diluted	178.5	178.4		179.2	177.2
* Earnings per share is computed independently for earnings per share from continuing operations and earnings per share from discontinued operations. The sum of earnings per share from continuing operations and earnings per share from discontinued operations does not equal earnings per share due to rounding.
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$47.1	$90.1	$122.0	$161.8
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(72.9)	14.4	(132.5)	(39.3)
Cash flow hedge adjustments	0.5	1.1	1.9	2.5
Pension plan adjustments	(0.1)	(0.5)	(0.2)	(0.3)
Total other comprehensive (loss) income, net of income taxes	(72.5)	15.0	(130.8)	(37.1)
Comprehensive (loss) income	$(25.4)	$105.1	$(8.8)	$124.7
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Six Months Ended July 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2021	$1.6	$3,732.6	$466.9	$(143.5)	$4,057.6	$0.4
Cumulative effect of adjustment related to change in accounting principle. See Notes 1 and 13	—	(77.8)	21.4	—	(56.4)	—
Balance, January 1, 2022	1.6	3,654.8	488.3	(143.5)	4,001.2	0.4
Change in noncontrolling interest	—	—	—	—	—	(0.4)
Common stock-based award activity	—	13.1	—	—	13.1	—
Net income	—	—	74.9	—	74.9	—
Other comprehensive loss	—	—	—	(58.3)	(58.3)	—
Balance, April 1, 2022	1.6	3,667.9	563.2	(201.8)	4,030.9	—
Common stock-based award activity	—	10.5	—	—	10.5	—
Net income	—	—	47.1	—	47.1	—
Other comprehensive loss	—	—	—	(72.5)	(72.5)	—
Balance, July 1, 2022	$1.6	$3,678.4	$610.3	$(274.3)	$4,016.0	$—

	Six Months Ended July 2, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2020	$1.6	$3,684.4	$126.4	$(91.8)	$3,720.6	$0.4
Common stock-based award activity	—	6.7	—	—	6.7	—
Net income	—	—	71.7	—	71.7	—
Other comprehensive loss	—	—	—	(52.1)	(52.1)	—
Balance, April 2, 2021	1.6	3,691.1	198.1	(143.9)	3,746.9	0.4
Common stock-based award activity	—	16.5	—	—	16.5	—
Net income	—	—	90.1	—	90.1	—
Other comprehensive income	—	—	—	15.0	15.0	—
Balance, July 2, 2021	$1.6	$3,707.6	$288.2	$(128.9)	$3,868.5	$0.4
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net income	$122.0	$161.8
Noncash items:
Depreciation	16.1	19.9
Amortization	50.3	42.0
Allowance for credit losses	3.6	3.6
Stock-based compensation expense	15.8	14.3
Gain on sale of property, plant and equipment	(1.1)	—
Gain on sale of KaVo treatment unit and instrument business	(8.9)	—
Restructuring charges	3.8	0.3
Impairment charges	4.9	4.1
Amortization of right-of-use assets	11.2	14.3
Amortization of debt discount and issuance costs	2.0	12.0
Change in trade accounts receivable	(56.6)	(1.5)
Change in inventories	(29.5)	(47.9)
Change in trade accounts payable	5.9	(23.5)
Change in prepaid expenses and other assets	(17.4)	(7.2)
Change in accrued expenses and other liabilities	(80.9)	(34.2)
Change in operating lease liabilities	(15.5)	(20.7)
Net cash provided by operating activities	25.7	137.3
Cash flows from investing activities:
Acquisition, net of cash acquired	(569.8)	—
Payments for additions to property, plant and equipment	(31.9)	(28.5)
Proceeds from sale of KaVo treatment unit and instrument business, net	28.8	—
All other investing activities, net	(13.6)	5.7
Net cash used in investing activities	(586.5)	(22.8)
Cash flows from financing activities:
Payment of debt issuance and other deferred financing costs	—	(2.3)
Proceeds from borrowings	0.3	—
Repayment of borrowings	(0.5)	(475.6)
Proceeds from stock option exercises	15.4	13.8
Tax withholding payment related to net settlement of equity awards	(8.1)	(5.3)
All other financing activities	—	6.3
Net cash provided by (used in) financing activities	7.1	(463.1)
Effect of exchange rate changes on cash and cash equivalents	3.2	13.6
Net change in cash and cash equivalents	(550.5)	(335.0)
Beginning balance of cash and cash equivalents	1,073.6	888.9
Ending balance of cash and cash equivalents	$523.1	$553.9

Supplemental data:
Cash paid for interest	$13.8	$22.1

Cash paid for taxes	$52.6	$51.1
ROU assets obtained in exchange for operating lease obligations	$18.3	$10.8
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of July 1, 2022 and December 31, 2021, and its results of operations for the three and six month periods ended July 1, 2022 and July 2, 2021 and cash flows for the six month periods ended July 1, 2022 and July 2, 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and accompanying notes for the three years ended December 31, 2021, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 24, 2022.

As discussed in Note 3, Discontinued Operations, on December 31, 2021, the Company completed the sale of its KaVo dental treatment unit and instrument business (the "KaVo Treatment Unit and Instrument Business"), which was part of the Company’s Equipment and Consumables segment. The previously reported amounts for the KaVo Treatment Unit and Instrument Business have been reclassified to discontinued operations for all periods presented. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic.

During the three and six months ended July 1, 2022, notwithstanding improvement in many markets in which the Company operates due to a return to more normalized business operations, certain markets continue to be adversely impacted either directly attributable to COVID-19 or as a result of prior COVID-19 influenced policies. Late in the first quarter of 2022, the Chinese authorities instituted COVID-19-related lockdowns, shut-downs and restrictions in certain parts of China, specifically the Shanghai area, which impacted the Company’s operations in China. These restrictions were lifted in early June 2022, but the extent to which continuing effects from these restrictions and any future restrictions may impact our operations remains uncertain.

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

In addition, Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on the Company’s business, including impacting the Company’s ability to market and sell products in the affected regions, impacting its ability to enforce its intellectual property rights in Russia, creating disruptions in the global supply chain, and by potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise.

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

The adoption of ASU 2020-06 resulted in a $75.0 million increase to the carrying value of the convertible notes due 2025, net of deferred debt issuance costs and unamortized discount and a decrease to additional paid-in capital of $77.8 million. Additionally, the adoption resulted in a $21.4 million increase to retained earnings and a $18.6 million decrease to the related net deferred tax liability associated with the reduction of unamortized debt discount and deferred debt issuance costs. Refer to Note 13 for a further discussion of the impact of adopting ASU 2020-06.

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

NOTE 2. ACQUISITION
On April 20, 2022, the Company completed its acquisition of Carestream Dental Technology Parent Limited’s (“Carestream”) intraoral scanner business (the “Intraoral Scanner Business”) for total consideration of $580.0 million, including contingent consideration of $7.5 million, and subject to certain customary adjustments as provided in the Stock and Asset Purchase Agreement dated December 21, 2021and as subsequently amended by the closing agreement dated as of April 20, 2022. The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software. The Company purchased the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities as well as the acquisition of all of the equity of certain subsidiaries of Carestream.

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, up to 12 months, as the Company obtains additional information that existed at the acquisition date about these assets and liabilities, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items that existed as of the acquisition date are considered for subsequent adjustment. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and goodwill, which could have a material impact on the Company’s financial statements. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date ($ in millions):

April 20, 2022
Assets acquired:
Cash	$2.7
Accounts receivable	0.1
Inventories	6.2
Intangible assets	129.8
Property, plant and equipment	0.4
Goodwill	370.1
Non-current deferred tax asset	98.5
Other long-term assets	1.1
Total assets acquired	608.9
Liabilities assumed:
Accounts payable	(0.5)
Accrued expenses and other liabilities	(27.9)
Other long-term liabilities	(0.5)
Total liabilities assumed	(28.9)
Total net assets acquired	$580.0

The intangible assets acquired consist of developed technology and distributor relationships. The weighted average amortization period of the acquired intangible assets in the aggregate is 8 years.

The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the business acquired. The goodwill has been allocated to the Company’s Equipment & Consumables reportable segment and is not deductible for income tax purposes.

For the three and six months ended July 1, 2022, legal, accounting, and other professional service costs associated with the acquisition of the Intraoral Scanner Business were $8.2 million and $10.7 million, respectively and have been recorded as selling, general and administrative expense in the Condensed Consolidated Statements of Income.

For the three and six months ended July 1, 2022, the Intraoral Scanner Business’ revenue and earnings were not material to the Condensed Consolidated Statements of Income and therefore, the pro forma impact of this acquisition is not presented.

NOTE 3. DISCONTINUED OPERATIONS
On December 31, 2021, the Company completed the sale of substantially all of the KaVo Treatment Unit and Instrument Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement (the “Purchase Agreement”) among the Company, Planmeca, and Planmeca Oy, as guarantor. In accordance with the terms of the Purchase Agreement, the Company received cash consideration of $317.3 million upon closing, which remains subject to certain adjustments. In addition, the Company received an earnout payment of $30.0 million during the first six months of 2022.

On December 30, 2021, the Company entered into an amendment to the Purchase Agreement (the "Amendment"), providing that the transfer of net assets in Russia, China and Brazil (the "Relevant Jurisdictions") will be deferred until the purchaser has formed entities for such transfer of assets in each such Relevant Jurisdiction and the applicable asset transfer agreement can be executed and consummated (each such asset transfer, a "Deferred Local Closing"). Except for the implementation of the Deferred Local Closings and related matters regarding the assets in the Relevant Jurisdictions, the provisions, terms and conditions of the Purchase Agreement were not materially amended by the Amendment. The Amendment did not alter the preliminary purchase price that Planmeca paid to the Company upon the closing of the Divestiture. The Company recognized a liability of $4.0 million and$10.8 million for the proceeds related to the Relevant Jurisdictions as of July 1, 2022, and December 31, 2021, respectively. The Company will recognize the applicable gain or loss at the time of each Relevant Jurisdiction’s applicable closing. As of July 1, 2022, one of the Relevant Jurisdictions has closed. The remaining Relevant Jurisdictions are expected to close at various points throughout 2022.

The Company recognized a gain of $2.7 million and $7.3 million on the Divestiture during the three and six months ended July 1, 2022, respectively, primarily due to the recognition of certain purchase price adjustments and the closing of one of the Relevant Jurisdictions.

In conjunction with the Divestiture, the Company entered into a customary transition services agreement, which requires support transition services to Planmeca throughout the applicable transition period.

For the three and six months ended July 1, 2022, the Divestiture continued to meet the criteria to be classified as held for sale and to be presented as a discontinued operation. Accordingly, the Company reclassified the results of operations and financial position of the Divestiture to discontinued operations in its accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for all periods presented. The Company’s Condensed Consolidated Statements of Cash Flows for all periods presented include the financial results of the KaVo Treatment Unit and Instrument Business.
For the six months ended July 2, 2021, balances represent activity for the entire Divestiture, while balances for the six months ended July 1, 2022, represent activity for the remaining Relevant Jurisdictions.

The carrying amounts of the assets and liabilities of the Divestiture held for sale are as follows ($ in millions):

	As of
	July 1, 2022	December 31, 2021
ASSETS
Current assets:
Assets for relevant jurisdictions	$4.1	$12.2
Current assets held for sale	$4.1	$12.2
LIABILITIES AND EQUITY
Current liabilities:
Liabilities for relevant jurisdictions	$1.7	$4.0
Current liabilities held for sale	$1.7	$4.0

The operating results of the Divestiture are reflected in the Condensed Consolidated Statements of Income within income from discontinued operations, net of tax as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$2.0	$102.9	$8.9	$199.5
Cost of sales	1.1	59.6	7.0	117.3
Gross profit	0.9	43.3	1.9	82.2
Operating expenses:
Selling, general and administrative	1.0	23.7	2.1	45.1
Research and development	—	4.4	—	8.7
Operating (loss) profit	(0.1)	15.2	(0.2)	28.4
Income tax expense	—	4.1		7.4
(Loss) income from discontinued operations	(0.1)	11.1	(0.2)	21.0
Gain on sale of discontinued operations, net of tax	2.7	—	7.3	—
Net income from discontinued operations	$2.6	$11.1	$7.1	$21.0

Significant non-cash operating items and capital expenditures for the Divestiture are reflected in the cash flows from operations as follows ($ in millions):

	Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities
Depreciation and amortization[1]	$—	$3.3

Cash flows from investing activities:
Capital expenditures	$—	$2.4
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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2021	$20.7
Foreign currency translation	(0.9)
Provision for credit losses	3.6
Write-offs charged against the allowance	(2.3)
Recoveries	(1.5)
Balance at July 1, 2022	$19.6

NOTE 5. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	July 1, 2022	December 31, 2021
Finished goods	$229.8	$214.3
Work in process	26.5	22.0
Raw materials	87.3	88.3
Reserve for inventory obsolescence	(57.6)	(60.8)
Total	$286.0	$263.8

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	July 1, 2022	December 31, 2021
Land and improvements	$10.5	$10.7
Buildings and improvements	156.5	168.7
Machinery, equipment and other assets	360.3	354.5
Construction in progress	50.1	45.6
Gross property, plant and equipment	577.4	579.5
Less: accumulated depreciation	(313.3)	(315.4)
Property, plant and equipment, net	$264.1	$264.1

NOTE 7. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance at December 31, 2021	$2,029.7	$1,102.3	$3,132.0
Acquisition	—	370.1	370.1
Foreign currency translation	(81.1)	(31.3)	(112.4)
Balance at July 1, 2022	$1,948.6	$1,441.1	$3,389.7

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	July 1, 2022		December 31, 2021
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$139.8	$17.1	$188.9	$17.9
Restructuring-related employee severance, benefits and other	17.8	—	21.9	—
Pension benefits	5.6	39.2	5.6	41.7
Taxes, income and other	44.2	93.7	48.1	201.4
Contract liabilities	70.8	8.9	60.1	5.1
Sales and product allowances	72.8	1.4	75.4	1.2
Loss contingencies	8.5	30.9	8.4	30.3
Derivative financial instruments	—	—	19.6	—
Other	179.9	10.1	134.3	6.6
Total	$539.4	$201.3	$562.3	$304.2

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

The following table summarizes the notional values as of July 1, 2022 and July 2, 2021 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three and six months ended July 1, 2022 and July 2, 2021 ($ in millions):

	Three Months Ended July 1, 2022		Three Months Ended July 2, 2021
	Notional Amount	Gain Recognized in OCI	Notional Amount	Gain (Loss) Recognized in OCI
Interest rate contract	$250.0	$0.7	$450.0	$1.5
Foreign currency contracts	650.0	36.2	650.0	(6.6)
Foreign currency denominated debt	216.6	13.1	246.8	(2.1)
Total	$1,116.6	$50.0	$1,346.8	$(7.2)

	Six Months Ended July 1, 2022		Six Months Ended July 2, 2021
	Notional Amount	Gain Recognized in OCI	Notional Amount	Gain Recognized in OCI
Interest rate contracts	$250.0	$2.5	$450.0	$3.3
Foreign currency contracts	650.0	54.1	650.0	19.0
Foreign currency denominated debt	216.6	19.9	246.8	14.1
Total	$1,116.6	$76.5	$1,346.8	$36.4

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 14, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 14. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three and six months ended July 1, 2022 and July 2, 2021. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three and six months ended July 1, 2022 and July 2, 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	July 1, 2022	December 31, 2021
Derivative Assets:
Other long-term assets	$38.4	$—
Prepaids and other current assets	$0.3	$—

Derivative liabilities:
Accrued expenses and other liabilities	$—	$19.6

Nonderivative hedging instruments:
Long-term debt	$216.6	$236.5
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 1, 2022:
Assets:
Cross-currency swap derivative contracts	$—	$38.4	$—	$38.4
Interest rate swap derivative contracts	$—	$0.3	$—	$—
Liabilities:
Deferred compensation plans	$—	$15.6	$—	$15.6
Contingent consideration	$—	$—	$7.5	$7.5

December 31, 2021:
Liabilities:
Interest rate swap derivative contracts	$—	$2.2	$—	$2.2
Cross-currency swap derivative contracts	$—	$17.4	$—	$17.4
Deferred compensation plans	$—	$16.5	$—	$16.5
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

Contingent Consideration
Contingent consideration represents a cash hold back intended to be used for certain liabilities related to the Company’s newly acquired Intraoral Scanner Business (as further discussed in Note 2). Contingent consideration was classified as Level 3 in the fair value hierarchy as the estimated fair value was measured using a probability weighted discounted cash flow model.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	July 1, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cross-currency swap derivative contracts	$38.4	$38.4	$—	$—
Interest rate swap derivative contracts	$0.3	$0.3	$—	$—
Liabilities:
Contingent consideration	$7.5	$7.5	$—	$—
Interest rate swap derivative contracts	$—	$—	$2.2	$2.2
Cross-currency swap derivative contracts	$—	$—	$17.4	$17.4
Convertible senior notes due 2025	$508.6	$1,003.5	$432.1	$1,162.5
Long-term debt	$864.1	$864.1	$883.4	$883.4
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on July 1, 2022 and December 31, 2021. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2021	$9.4
Accruals for warranties issued during the year	7.6
Settlements made	(7.5)
Effect of foreign currency translation	(0.3)
Balance at July 1, 2022	$9.2

NOTE 12. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $39.4 million and $38.7 million as of July 1, 2022 and December 31, 2021, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 13. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows ($ in millions):

	July 1, 2022	December 31, 2021
Senior term loan facility due 2024 ($650.0 aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $2.2 and $2.7, respectively	$647.8	$647.3
Senior euro term loan facility due 2024 (€208.0 aggregate principal amount) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $0.4 and $0.5, respectively	216.3	236.1
Convertible senior notes due 2025 ($517.5 aggregate principal amount), net of deferred debt issuance costs of $8.9 and $8.9, respectively, and unamortized discount of $0.0 and $76.5, respectively	508.6	432.1
Other	—	0.3
Total debt	1,372.7	1,315.8
Less: current portion	(508.6)	(432.4)
Long-term debt	$864.1	$883.4
As of July 1, 2022 unamortized debt issuance costs totaled $11.5 million. As of December 31, 2021 unamortized debt issuance costs and discount totaled $88.6 million. Unamortized debt issuance costs and discount have been netted against their respective aggregate principal amounts of the related debt in the table above, and are being amortized to interest expense over the term of the respective debt.
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

The Revolving Credit Facility includes an aggregate principal amount of $750.0 million with a $20.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of July 1, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility.
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
The interest rates for borrowings under the Term Loan Facility were 2.88% and 1.25% as of July 1, 2022 and December 31, 2021, respectively. The interest rate for borrowings under the Euro Term Loan Facility was 1.08% and 0.95% as of July 1, 2022 and December 31, 2021, respectively. Interest is payable quarterly for the Term Loans. The Company has entered into interest rate swap derivative contracts for the Term Loan Facility, as further discussed in Note 9. The Amended Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Amended Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Amended Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Amended Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Amended Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of July 1, 2022.

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

As of July 1, 2022, the unamortized debt issuance costs on the Notes was $8.9 million and is being amortized over the term of the Notes.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. In December 2021, the Company made the irrevocable election to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash, shares of the Company’s common stock or a combination of both. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of July 1, 2022 and December 31, 2021, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended July 1, 2022 and December 31, 2021, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Contractual interest expense	$3.0	$3.0	$6.1	$6.1
Amortization of debt issuance costs	0.8	0.4	1.5	0.9
Amortization of debt discount	—	4.7	—	9.3
Total interest expense	$3.8	$8.1	$7.6	$16.3

For the three and six months ended July 1, 2022, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 3.0%, to interest expense over the term of the Notes.

As of July 1, 2022 and December 31, 2021, the if-converted value of the Notes exceeded the outstanding principal amount by $446.4 million and $592.1 million, respectively.

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

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended July 1, 2022
Balance, April 1, 2022	$(199.2)	$(0.3)	$(2.3)	$(201.8)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(60.4)	0.7	—	(59.7)
Income tax impact	(12.5)	(0.2)	—	(12.7)
Other comprehensive (loss) income before reclassifications, net of income taxes	(72.9)	0.5	—	(72.4)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	—	—
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(72.9)	0.5	(0.1)	(72.5)
Balance, July 1, 2022	$(272.1)	$0.2	$(2.4)	$(274.3)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended July 2, 2021
Balance, April 2, 2021	$(116.2)	$(4.9)	$(22.8)	$(143.9)
Other comprehensive income before reclassifications:
Increase	12.4	1.5	—	13.9
Income tax impact	2.0	(0.4)	—	1.6
Other comprehensive income before reclassifications, net of income taxes	14.4	1.1	—	15.5
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.4)	(0.4)
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.5)	(0.5)
Net current period other comprehensive income, net of income taxes	14.4	1.1	(0.5)	15.0
Balance, July 2, 2021	$(101.8)	$(3.8)	$(23.3)	$(128.9)

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended July 1, 2022
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(114.2)	2.5	—	(111.7)
Income tax impact	(18.3)	(0.6)	—	(18.9)
Other comprehensive (loss) income before reclassifications, net of income taxes	(132.5)	1.9	—	(130.6)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.2)	(0.2)
Income tax impact	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.2)	(0.2)
Net current period other comprehensive (loss) income, net of income taxes	(132.5)	1.9	(0.2)	(130.8)
Balance, July 1, 2022	$(272.1)	$0.2	$(2.4)	$(274.3)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended July 2, 2021
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)
Other comprehensive (loss) before reclassifications:
(Decrease) increase	(31.0)	3.3	—	(27.7)
Income tax impact	(8.3)	(0.8)	—	(9.1)
Other comprehensive (loss) income before reclassifications, net of income taxes	(39.3)	2.5	—	(36.8)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.2)	(0.2)
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.3)	(0.3)
Net current period other comprehensive (loss) income, net of income taxes	(39.3)	2.5	(0.3)	(37.1)
Balance, July 2, 2021	$(101.8)	$(3.8)	$(23.3)	$(128.9)

NOTE 15. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and six months ended July 1, 2022 and July 2, 2021 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, experienced extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended July 1, 2022			Three Months Ended July 2, 2021
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$179.5	$160.3	$339.8	$172.3	$165.1	$337.4
Western Europe	100.5	29.4	129.9	96.5	31.5	128.0
Other developed markets	23.0	10.3	33.3	25.3	11.5	36.8
Emerging markets	104.7	38.1	142.8	92.1	42.9	135.0
Total	$407.7	$238.1	$645.8	$386.2	$251.0	$637.2

	Six Months Ended July 1, 2022			Six Months Ended July 2, 2021
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$358.8	$316.6	$675.4	$335.1	$329.6	$664.7
Western Europe	206.8	61.4	268.2	191.2	62.5	253.7
Other developed markets	47.4	20.6	68.0	50.8	21.8	72.6
Emerging markets	191.8	73.8	265.6	175.6	83.2	258.8
Total	$804.8	$472.4	$1,277.2	$752.7	$497.1	$1,249.8

Sales by Major Product Group:

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Consumables	$544.8	$531.6	$1,074.7	$1,045.6
Equipment	101.0	105.6	202.5	204.2
Total	$645.8	$637.2	$1,277.2	$1,249.8
Consumable products include implants, prosthetics, orthodontic brackets, aligners and lab products from our Specialty Products & Technologies business segment and traditional consumables such as bonding agents and cements, impression materials, infection prevention products and restorative products from the Company’s Equipment & Consumables business segment. The Company’s equipment products include digital imaging systems, software and other visualization and magnification systems.

Remaining Performance Obligations
Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.
As of July 1, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $46.3 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of July 1, 2022 and December 31, 2021, the contract liabilities were $79.7 million and $65.2 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the six months ended July 1, 2022 and July 2, 2021 that was included in the contract liability balance at December 31, 2021 and December 31, 2020 was $36.1 million and $28.1 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 12% and 11% of sales for the three and six months ended July 1, 2022, respectively. Sales to the Company’s largest customer were 13% and 12% of sales for the three and six months ended July 2, 2021, respectively.

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
The related liability which is included in accrued liabilities in the Condensed Consolidated Balance Sheets is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2021	$21.4	$0.5	$21.9
Costs incurred	6.8	3.0	9.8
Paid/settled	(10.7)	(3.2)	(13.9)
Balance, July 1, 2022	$17.5	$0.3	$17.8

Restructuring related charges recorded for the three and six months ended July 1, 2022 and July 2, 2021, by segment were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Specialty Products & Technologies	$4.2	$3.6	$8.2	$7.0
Equipment & Consumables	9.3	2.5	8.4	4.4
Other	1.3	1.3	1.9	3.8
Total	$14.8	$7.4	$18.5	$15.2

The restructuring related charges incurred during the three and six months ended July 1, 2022 and July 2, 2021, are reflected in the following captions in the accompanying Condensed Consolidated Statements of Income ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cost of sales	$6.9	$3.1	$6.6	$6.0
Selling, general and administrative expenses	7.9	4.3	11.9	9.2
Total	$14.8	$7.4	$18.5	$15.2

NOTE 17. INCOME TAXES
The Company’s effective tax rates from continuing operations of 24.7% and 20.8% for the three and six months ended July 1, 2022, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to the Company’s geographical mix of earnings and discrete tax items. The Company’s effective tax rates from continuing operations of (12.9)% and 4.5% for the three and six months ended July 2, 2021, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to the Company’s geographical mix of earnings and certain non-recurring Swiss discrete tax benefits.

NOTE 18.  EARNINGS PER SHARE
Earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company will settle any Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash or shares in the Company’s common stock or any combination thereof. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company will settle the principal amount of the Notes in cash upon conversion, the Notes do not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of earnings per share below for the dilutive impact of the Notes for the three and six months ended July 1, 2022 and July 2, 2021.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	July 1, 2022	July 2, 2021		July 1, 2022	July 2, 2021
Numerator:
Income from continuing operations, net of tax	$44.5	$79.0		$114.9	$140.8
Income from discontinued operations, net of tax	$2.6	$11.1		$7.1	$21.0
Net income	$47.1	$90.1		$122.0	$161.8

Denominator:
Weighted-average common shares outstanding used in basic earnings (loss) per share	162.9	161.2		162.6	160.8
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	3.3	4.5		3.8	4.5
Assumed conversion of the Notes	12.3	12.7		12.8	11.9
Weighted average common shares outstanding used in diluted earnings (loss) per share	178.5	178.4		179.2	177.2

Earnings per share:
Earnings from continuing operations - basic	$0.27	$0.49		$0.71	$0.88
Earnings from continuing operations - diluted	$0.25	$0.44		$0.64	$0.79

Earnings from discontinued operations - basic	$0.02	$0.07		$0.04	$0.13
Earnings from discontinued operations - diluted	$0.01	$0.06		$0.04	$0.12

Earnings - basic	$0.29	$0.56		$0.75	$1.01
Earnings - diluted	$0.26	$0.51	*	$0.68	$0.91
* Earnings per share is computed independently for earnings per share from continuing operations and earnings per share from discontinued operations. The sum of earnings per share from continuing operations and earnings per share from discontinued operations does not equal earnings per share due to rounding.

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Stock-based awards	1.9	1.4	1.3	1.0
Total	1.9	1.4	1.3	1.0

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

Segment related information is shown below ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales:
Specialty Products & Technologies	$407.7	$386.2	$804.8	$752.7
Equipment & Consumables	238.1	251.0	472.4	497.1
Total	$645.8	$637.2	$1,277.2	$1,249.8

Operating profit and reconciliation to income before taxes from continuing operations:
Specialty Products & Technologies	$74.0	$71.7	$144.3	$150.1
Equipment & Consumables	30.2	40.6	75.7	85.6
Other	(39.0)	(29.0)	(63.3)	(57.3)
Operating profit	65.2	83.3	156.7	178.4
Nonoperating income (expense):
Other income	0.3	0.3	0.6	0.6
Interest expense, net	(6.4)	(13.6)	(12.3)	(31.6)
Income before taxes from continuing operations	$59.1	$70.0	$145.0	$147.4

Identifiable assets:			July 1, 2022	December 31, 2021
Specialty Products & Technologies			$3,347.0	$3,498.2
Equipment & Consumables			2,563.6	1,946.1
Held for Sale			4.1	12.2
Other			546.3	1,117.7
Total			$6,461.0	$6,574.2

NOTE 20. SUBSEQUENT EVENT
On July 5, 2022, the Company completed its purchase of Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc. (together "Osteogenics") for total consideration of approximately $129.4 million, subject to certain customary adjustments as provided in the definitive agreement dated May 17, 2022. Osteogenics develops innovative regenerative solutions for periodontists, oral and maxillofacial surgeons, and clinicians involved in implant dentistry throughout the world.

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
Sale of the KaVo Treatment Unit and Instrument Business
On December 31, 2021, we completed the Divestiture to Planmeca, pursuant to the Purchase Agreement among us, Planmeca, and Planmeca Oy, as guarantor. In accordance with the terms of the Purchase Agreement, we received cash consideration of $317.3 million upon closing, which remains subject to certain adjustments. We received the earnout payment of $30.0 million in the first six months of 2022. We also recognized a gain of $2.7 million and $7.3 million on the Divestiture during the three and six months ended July 1, 2022, respectively, due primarily to the recognition of certain purchase price adjustments.
The Divestiture was part of our strategy to structurally improve our long-term margins and represents a strategic shift with a major effect on our operations and financial results as described in ASC 205-20. The sale met the criteria to be accounted for as a discontinued operation. Accordingly, we have applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, we reclassified the Divestiture to assets and liabilities held for sale on our Condensed Consolidated Balance Sheets as of July 1, 2022 and December 31, 2021 and reclassified the financial results of the Divestiture in our Condensed Consolidated Statements of Income for all periods presented. Our Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2022 and July 2, 2021 include the financial results of the KaVo Treatment Unit and Instrument Business. We also revised our discussion and presentation of operating and financial results to be reflective of our continuing operations as required by ASC 205-20. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

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

For both the three and six months ended July 1, 2022, sales derived from customers outside of the United States were 51.3%, compared to the three and six months ended July 2, 2021, of 51.4% and 51.0%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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

Key Trends and Conditions Affecting Our Results of Operations
There have been no material changes to the key trends and conditions affecting our results of operations that were disclosed in our 2021 10-K, except as follows:

COVID-19

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the situation. During the three and six months ended July 1, 2022, notwithstanding improvement in many markets in which we operate due to a return to more normalized business operations, certain markets continue to be adversely impacted either directly attributable to COVID-19 or as a result of prior COVID-19 influenced policies. Late in the first quarter of 2022, the Chinese authorities instituted COVID-19-related lockdowns, shut-downs and restrictions in certain parts of China, specifically the Shanghai area, which impacted our operations in China. These restrictions were lifted in early June 2022, but the extent to which continuing effects from these restrictions and any future restrictions may impact our operations remains uncertain.

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

For additional information on the risks of COVID-19 to our business, please refer to the “Item 1A. Risk Factors—Risks Related to COVID-19” section of our 2021 10-K.

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. Russia’s invasion of Ukraine did not have a material impact on our financial position or results of operations as of and for the three and six months ended July 1, 2022.

Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates negatively impacted reported sales by 3.6% and 2.9% for the three and six months ended July 1, 2022, respectively, compared to the comparable period of 2021, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

General Economic Conditions

In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions, including rising inflation, slowing economic growth, and continuing supply chain disruptions. Dental costs are largely out-of-pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be more susceptible to changes in economic conditions.

Acquisitions
Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.

On April 20, 2022, we completed our acquisition of Carestream’s Intraoral Scanner Business for total consideration of approximately $580.0 million. The Intraoral Scanner Business is part of our Equipment & Consumables segment. For the three and six months ended July 1, 2022, the Intraoral Scanner Business’ revenue and earnings were not material to the Condensed Consolidated Statements of Income.

Subsequent to the quarter ended July 1, 2022, we completed our purchase of Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc. (together "Osteogenics") for total consideration of approximately $129.4 million, subject to certain customary adjustments as provided in the definitive agreement dated May 17, 2022. Osteogenics develops innovative regenerative solutions for periodontists, oral and maxillofacial surgeons, and clinicians involved in implant dentistry throughout the world.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and six months ended July 1, 2022 compared to the three and six months ended July 2, 2021.

	Three Months Ended
($ in millions)	July 1, 2022		July 2, 2021		% Change
Sales	$645.8	100.0%	$637.2	100.0%	1.3%
Cost of sales	276.0	42.7%	268.6	42.2%	2.8%
Gross profit	369.8	57.3%	368.6	57.8%	0.3%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	279.5	43.3%	259.4	40.7%	7.7%
Research and development (“R&D”) expenses	25.1	3.9%	25.9	4.1%	(3.1)%
Operating profit	65.2	10.1%	83.3	13.1%	(21.7)%
Nonoperating income (expense):
Other income	0.3	—%	0.3	—%	—%
Interest expense, net	(6.4)	(1.0)%	(13.6)	(2.1)%	(52.9)%
Income before income taxes	59.1	9.2%	70.0	11.0%	(15.6)%
Income tax expense	14.6	2.3%	(9.0)	(1.4)%	(262.2)%
Income from continuing operations	44.5	6.9%	79.0	12.4%	(43.7)%
Income from discontinued operations, net of tax	2.6	0.4%	11.1	1.7%	(76.6)%
Net income	$47.1	7.3%	$90.1	14.1%	(47.7)%

Effective tax rate from continuing operations	24.7%		(12.9)%

	Six Months Ended
($ in millions)	July 1, 2022		July 2, 2021		% Change
Sales	$1,277.2	100.0%	$1,249.8	100.0%	2.2%
Cost of sales	533.3	41.8%	522.8	41.8%	2.0%
Gross profit	743.9	58.2%	727.0	58.2%	2.3%
Operating costs:
SG&A expenses	537.7	42.1%	496.9	39.8%	8.2%
R&D expenses	49.5	3.9%	51.7	4.1%	(4.3)%
Operating profit	156.7	12.3%	178.4	14.3%	(12.2)%
Nonoperating income (expense):
Other income	0.6	—%	0.6	—%	—%
Interest expense, net	(12.3)	(1.0)%	(31.6)	(2.5)%	(61.1)%
Income before income taxes	145.0	11.4%	147.4	11.8%	(1.6)%
Income tax expense	30.1	2.4%	6.6	0.5%	356.1%
Income from continuing operations	114.9	9.0%	140.8	11.3%	(18.4)%
Income from discontinued operations, net of tax	7.1	0.6%	21.0	1.7%	(66.2)%
Net income	$122.0	9.6%	$161.8	12.9%	(24.6)%

Effective tax rate from continuing operations	20.8%		4.5%

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six Month Period Ended July 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	1.3%	2.2%
Plus the impact of:
Acquisition	(0.9)%	(0.4)%
Currency exchange rates	3.6%	2.9%
Core sales growth (non-GAAP)	4.0%	4.7%
Sales and core sales growth for the three months ended July 1, 2022 increased 1.3% and 4.0%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 2.5% on a period-over-period basis, combined with an overall sales increase of 1.5% due to higher volume. Sales in developed markets increased due to strong growth in Western Europe and modest growth in North America. Sales in emerging markets increased primarily due to continued recovery from the COVID-19 pandemic.
Sales and core sales growth for the six months ended July 1, 2022 increased 2.2% and 4.7%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 2.0% on a period-over-period basis, combined with an overall sales increase of 2.7% due to higher volume. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to continued recovery from the COVID-19 pandemic, partially offset by a decrease in China due to localized COVID-19 pandemic related lockdowns.

COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$645.8	$637.2	$1,277.2	$1,249.8
Cost of sales	276.0	268.6	533.3	522.8
Gross profit	$369.8	$368.6	$743.9	$727.0
Gross profit margin	57.3%	57.8%	58.2%	58.2%
The increase in cost of sales during the three months ended July 1, 2022, as compared to the comparable period in 2021, was primarily due to higher sales, restructuring spend, unfavorable impact from foreign exchange rates and the unfavorable incremental period-over-period material price variances due in part to inflation.
The increase in cost of sales during the six months ended July 1, 2022, as compared to the comparable period in 2021, was primarily due to higher sales and unfavorable impact from foreign exchange rates and the unfavorable incremental period-over-period material price variances due in part to inflation, partially offset by favorable incremental period-over-period savings associated with productivity improvements.
The decrease in gross profit margin percentage during the three months ended July 1, 2022, as compared to the comparable period in 2021, was primarily due to higher restructuring spend and unfavorable impact from foreign exchange rates and the impact of incremental period-over-period material price variances due in part to inflation, partially offset by higher sales volume, price, and product mix.
Gross profit margin percentage for the six months ended July 1, 2022 was flat to the comparable period in 2021, primarily due to the unfavorable impact from foreign exchange rates and the impact of incremental period-over-period material price variances due in part to inflation, offset by higher sales volume and price.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$645.8	$637.2	$1,277.2	$1,249.8
Selling, general and administrative expenses	$279.5	$259.4	$537.7	$496.9
Research and development expenses	$25.1	$25.9	$49.5	$51.7
SG&A as a % of sales	43.3%	40.7%	42.1%	39.8%
R&D as a % of sales	3.9%	4.1%	3.9%	4.1%
The increase in SG&A expenses as a percentage of sales for the three and six months ended July 1, 2022 as compared to the comparable periods of 2021, was primarily due to higher sales and marketing expenses and acquisition related expenses, partially offset by higher sales volume.
R&D expenses as a percentage of sales for the three and six months ended July 1, 2022, were relatively flat to the comparable periods in 2021.
OPERATING PROFIT
Operating profit margin was 10.1% for the three months ended July 1, 2022, as compared to an operating margin of 13.1% for the comparable period in 2021. The decrease in operating profit margin was primarily due to higher sales and marketing expenses, acquisition related expenses, restructuring spend and unfavorable impact of foreign exchange rates and the unfavorable incremental period-over-period material price variances due in part to inflation, partially offset by higher sales volume.
Operating profit margin was 12.3% for the six months ended July 1, 2022, as compared to an operating margin of 14.3% for the comparable period in 2021. The decrease in operating profit margin was primarily due to higher sales and marketing, acquisition related expenses and unfavorable impact of foreign exchange rates and the unfavorable incremental period-over-period material price variances due in part to inflation, partially offset by higher sales volume and favorable incremental period-over-period savings associated with productivity.
OTHER INCOME
Net periodic benefit costs included in other income, were $0.3 million for the three months ended July 1, 2022 and July 2, 2021, and $0.6 million for the six months ended July 1, 2022 and July 2, 2021.

INTEREST COSTS AND FINANCING
Interest costs were $6.4 million and $13.6 million for the three months ended July 1, 2022 and July 2, 2021, respectively and $12.3 million and $31.6 million for the six months ended July 1, 2022 and July 2, 2021, respectively. The decrease in interest expense for the three and six months ended July 1, 2022 as compared to the comparable periods of 2021 was due to lower interest rates on the outstanding debt as a result of entering into the amendment to the Credit Agreement and making a $472.0 million partial repayment of the Euro term loan in February 2021. In addition, we are no longer incurring accretion expense on the convertible debt discount during the current year period as a result of adopting ASU 2020-06. Refer to Note 13 for a further discussion of the convertible debt instrument
.
INCOME TAXES

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Effective tax rate from continuing operations	24.7%	(12.9)%	20.8%	4.5%

Our effective tax rate from continuing operations of 24.7% and 20.8% for the three and six months ended July 1, 2022, respectively, was higher compared to the comparable periods in 2021 primarily due to the Company’s geographical mix of earnings and certain Swiss discrete tax benefits in 2021 not recurring in 2022.

COMPREHENSIVE INCOME (LOSS)
For the three months ended July 1, 2022, comprehensive loss was $25.4 million as compared to comprehensive income of $105.1 million for the comparable period of 2021. For the six months ended July 1, 2022, comprehensive loss was $8.8 million compared to comprehensive income of $124.7 million for the six months ended July 2, 2021. The decrease for the three and six months ended July 1, 2022, was primarily due to lower net income generated in the current period, combined with higher foreign currency translation losses.
RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$407.7	$386.2	$804.8	$752.7
Operating profit	$74.0	$71.7	$144.3	$150.1
Operating profit as a % of sales	18.2%	18.6%	17.9%	19.9%
Sales and Core Sales Growth

	% Change Three Month Period Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six Month Period Ended July 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	5.6%	6.9%
Plus the impact of:
Currency exchange rates	4.0%	3.5%
Core sales growth (non-GAAP)	9.6%	10.4%
Sales
Sales and core sales growth for the three months ended July 1, 2022 increased 5.6% and 9.6%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 1.4% on a period-over-period basis, while sales increased by 8.2% due to higher volume and stronger demand for implant systems and orthodontic products. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to reduced impact of COVID-19 measures.
Sales and core sales growth for the six months ended July 1, 2022 increased 6.9% and 10.4%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 1.4% on a period-over-period basis, while sales increased by 9.0% due to higher volume as demand improved for implant systems and orthodontic products. Sales in developed markets increased primarily due to an increase in North America and Western Europe. Sales in emerging markets increased primarily due to reduced impact of COVID-19 measures.
Operating Profit

Operating profit margin was 18.2% for the three months ended July 1, 2022, as compared to an operating profit margin of 18.6% for the comparable period of 2021. Operating profit margin was 17.9% for the six months ended July 1, 2022, as compared to an operating profit margin of 19.9% for the comparable period of 2021. The decrease in operating profit margin for both the three and six month periods was primarily due to higher sales and marketing, higher related compensation, unfavorable product mix and the unfavorable incremental period-over-period material price variances due in part to inflation, partially offset by higher sales volume and favorable period-over-period savings associated with productivity improvements.

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
Equipment & Consumables Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$238.1	$251.0	$472.4	$497.1
Operating profit	$30.2	40.6	$75.7	$85.6
Operating profit as a % of sales	12.7%	16.2%	16.0%	17.2%
Sales and Core Sales Growth

	% Change Three Month Period Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six Month Period Ended July 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	(5.1)%	(5.0)%
Plus the impact of:
Acquisition	(2.2)%	(1.1)%
Currency exchange rates	2.6%	2.1%
Core sales growth (non-GAAP)	(4.7)%	(4.0)%
Sales
Sales and core sales growth for the three months ended July 1, 2022 decreased 5.1% and 4.7%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 4.3% on a period-over-period basis, while sales decreased by 9.0% due to lower demand for our imaging products, infection prevention products and restorative solutions. Sales for the three months ended July 1, 2022, were positively impacted by the acquisition of our new Intraoral Scanner Business. Sales in developed markets decreased primarily due to a decrease in North America and Western Europe. Sales in emerging markets decreased primarily due to a decrease in China due to localized COVID-19 pandemic related lockdowns.
Sales and core sales growth for the six months ended July 1, 2022 decreased 5.0% and 4.0%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 3.1% on a period-over-period basis, while sales decreased by 7.1% due to lower demand for our imaging products, infection prevention products and restorative solutions. Sales for the six month ended July 1, 2022, were positively impacted by the acquisition of our new Intraoral Scanner Business. Sales in developed markets decreased primarily due to a decrease in North America partially offset by an increase in Western Europe. Sales in emerging markets decreased primarily due to a decrease in China due to localized COVID-19 pandemic related lockdowns.
Operating Profit
Operating profit margin was 12.7% for the three months ended July 1, 2022, as compared to an operating profit margin of 16.2% for the comparable period of 2021. The decrease in operating profit margin was primarily due to lower sales volumes, higher restructuring spend; amortization of intangibles and the unfavorable incremental period-over-period material price variances due in part to inflation, partially offset by higher prices and favorable product mix.
Operating profit margin was 16.0% for the six months ended July 1, 2022, as compared to an operating profit margin of 17.2% for the comparable period of 2021. The decrease in operating profit margin was primarily due to lower sales volumes, higher compensation spend, amortization of intangibles and the unfavorable incremental period-over-period material price variances due in part to inflation, partially offset by favorable product mix, higher prices and favorable period-over-period savings associated with productivity improvements.

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate substantial cash from operating activities and believe that our operating cash flow and other sources of liquidity are sufficient to allow us to manage our capital structure on a short-term and long-term basis and continue investing in existing businesses and consummating strategic acquisitions. For the six months ended July 2, 2021, balances represent activity for the entire Divestiture, while balances for the six months ended July 1, 2022, represent activity for the remaining Relevant Jurisdictions.
Following is an overview of our cash flows and liquidity:
Overview of Cash Flows and Liquidity

	Six Months Ended
	July 1, 2022	July 2, 2021
Net cash provided by operating activities	$25.7	$137.3

Acquisitions, net of cash acquired	$(569.8)	$—
Payments for additions to property, plant and equipment	(31.9)	(28.5)
Proceeds from sale of KaVo treatment unit and instrument business	28.8	—
All other investing activities, net	(13.6)	5.7
Net cash used in investing activities	$(586.5)	$(22.8)

Payment of debt issuance and other deferred financing costs	—	(2.3)
Proceeds from borrowings	0.3	—
Repayment of borrowings	(0.5)	(475.6)
Proceeds from stock option exercises	15.4	13.8
Tax withholding payment related to net settlement of equity awards	(8.1)	(5.3)
All other financing activities	—	6.3
Net cash provided by (used in) financing activities	$7.1	$(463.1)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $25.7 million during the six months ended July 1, 2022, as compared to net cash provided by operating activities of $137.3 million for the comparable period of 2021, primarily due to lower net income and less cash generated from working capital.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $586.5 million for the six months ended July 1, 2022, as compared to net cash used in investing activities of $22.8 million for the comparable period in 2021, primarily due to the Intraoral Scanner Business acquisition and higher purchases of property, plant and equipment, partially offset by the earnout from the sale of the KaVo Treatment Unit and Instrument Business.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash provided by financing activities was $7.1 million during the six months ended July 1, 2022, compared to $463.1 million used in financing activities for the comparable period of 2021, primarily due to the February 2021 repayment of $472.0 million of the Euro Term Loan Facility in connection with an amendment to the Credit Agreement.

For a description of our outstanding debt as of July 1, 2022, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our Revolving Credit Facility.

As of July 1, 2022, we had no borrowings outstanding under the Revolving Credit Facility.

Cash and Cash Requirements

As of July 1, 2022, we held $523.1 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $58.0 million was held within the United States and $465.1 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use our revolving credit facility, available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2021 10-K.

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

As of July 1, 2022, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

There were no material changes to our contractual obligations during the three and six months ended July 1, 2022. For a description of our remaining contractual obligations, such as leases see “Item 8. Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - “Note 8. Leases” in the 2021 10-K.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2021 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of July 1, 2022, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Sale of the KaVo Treatment Unit and Instrument Business
The proceeds from the Divestiture will allow us to continue our product portfolio transformation with a disciplined approach to capital deployment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2021 10-K. There were no material changes to this information reported in our 2021 10-K during the quarter ended July 1, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2021 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2021 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 (“Q1 10-Q”), which could materially affect our business, financial position, or future results of operations. The risks described in our 2021 10-K and Q1 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, Commission File No. 001-39054)

3.2
Second Amended and Restated Bylaws of Envista Holdings Corporation effective as of August 23, 2021 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 27, 2021, Commission File No. 001-39054)

10.1
Closing Agreement, dated as of April 20, 2022, by and among Envista Holdings Corporation and Carestream Dental Technology Parent Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 (Commission File No. 001-39054)

10.2	Second Amendment Agreement to the Master Sale and Purchase Agreement, dated as of April 30, 2022, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: August 3, 2022	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)