Form 10-Q
period 2022-09-30
Envista Holdings Corp
filed 2022-11-03
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of October 28, 2022, was 163,045,022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$568.5	$1,073.6
Trade accounts receivable, less allowance for credit losses of $16.8 and $20.7, respectively	392.2	331.9
Inventories, net	291.3	263.8
Prepaid expenses and other current assets	114.0	154.3
Assets held for sale	—	12.2
Total current assets	1,366.0	1,835.8
Property, plant and equipment, net	277.2	264.1
Operating lease right-of-use assets	132.1	128.1
Other long-term assets	173.2	167.8
Goodwill	3,399.6	3,132.0
Other intangible assets, net	1,063.8	1,046.4
Total assets	$6,411.9	$6,574.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$579.3	$432.4
Trade accounts payable	190.0	185.8
Accrued expenses and other liabilities	462.5	562.3
Operating lease liabilities	26.5	23.7
Liabilities held for sale	—	4.0
Total current liabilities	1,258.3	1,208.2
Operating lease liabilities	123.4	120.4
Other long-term liabilities	220.7	304.2
Long-term debt	851.6	883.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 163.6 million shares issued and 163.0 million shares outstanding at September 30, 2022; 162.0 million shares issued and 161.6 million outstanding at December 31, 2021	1.6	1.6
Additional paid-in capital	3,689.6	3,732.6
Retained earnings	657.9	466.9
Accumulated other comprehensive loss	(391.2)	(143.5)
Total Envista stockholders’ equity	3,957.9	4,057.6
Noncontrolling interests	—	0.4
Total stockholders’ equity	3,957.9	4,058.0
Total liabilities and stockholders’ equity	$6,411.9	$6,574.2
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$631.1	$607.3	$1,908.3	$1,857.1
Cost of sales	266.4	251.0	799.7	773.8
Gross profit	364.7	356.3	1,108.6	1,083.3
Operating expenses:
Selling, general and administrative	264.2	250.6	801.9	747.5
Research and development	26.0	24.0	75.5	75.7
Operating profit	74.5	81.7	231.2	260.1
Nonoperating income (expense):
Other income	0.3	0.2	0.9	0.8
Interest expense, net	(11.6)	(12.0)	(23.9)	(43.6)
Income before income taxes	63.2	69.9	208.2	217.3
Income tax expense (benefit)	13.6	(10.3)	43.7	(3.7)
Income from continuing operations, net of tax	49.6	80.2	164.5	221.0
(Loss) income from discontinued operations, net of tax (Note 3)	(2.0)	12.7	5.1	33.7
Net income	$47.6	$92.9	$169.6	$254.7
Earnings per share:
Earnings from continuing operations - basic	$0.30	$0.50	$1.01	$1.37
Earnings from continuing operations - diluted	$0.28	$0.45	$0.92	$1.25

(Loss) earnings from discontinued operations - basic	$(0.01)	$0.08	$0.03	$0.21
(Loss) earnings from discontinued operations - diluted	$(0.01)	$0.07	$0.03	$0.19

Earnings - basic	$0.29	$0.58	$1.04	$1.58
Earnings - diluted	$0.27	$0.52	$0.95	$1.43	*
Average common stock and common equivalent shares outstanding:
Basic	163.1	161.5	162.7	161.1
Diluted	176.9	178.1	178.4	177.5
* Earnings per share is computed independently for earnings per share from continuing operations and earnings per share from discontinued operations. The sum of earnings per share from continuing operations and earnings per share from discontinued operations does not equal earnings per share due to rounding.
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income	$47.6	$92.9	$169.6	$254.7
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(116.6)	(25.0)	(249.1)	(64.3)
Cash flow hedge adjustments	(0.2)	1.1	1.7	3.6
Pension plan adjustments	(0.1)	0.2	(0.3)	(0.1)
Total other comprehensive loss, net of income taxes	(116.9)	(23.7)	(247.7)	(60.8)
Comprehensive (loss) income	$(69.3)	$69.2	$(78.1)	$193.9
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2021	$1.6	$3,732.6	$466.9	$(143.5)	$4,057.6	$0.4
Cumulative effect of adjustment related to change in accounting principle. (Note 13)	—	(77.8)	21.4	—	(56.4)	—
Balance, January 1, 2022	1.6	3,654.8	488.3	(143.5)	4,001.2	0.4
Change in noncontrolling interest	—	—	—	—	—	(0.4)
Common stock-based award activity	—	13.1	—	—	13.1	—
Net income	—	—	74.9	—	74.9	—
Other comprehensive loss	—	—	—	(58.3)	(58.3)	—
Balance, April 1, 2022	1.6	3,667.9	563.2	(201.8)	4,030.9	—
Common stock-based award activity	—	10.5	—	—	10.5	—
Net income	—	—	47.1	—	47.1	—
Other comprehensive loss	—	—	—	(72.5)	(72.5)	—
Balance, July 1, 2022	1.6	3,678.4	610.3	(274.3)	4,016.0	—
Common stock-based award activity	—	11.2	—	—	11.2	—
Net income	—	—	47.6	—	47.6	—
Other comprehensive loss	—	—	—	(116.9)	(116.9)	—
Balance, September 30, 2022	$1.6	$3,689.6	$657.9	$(391.2)	$3,957.9	$—

	Nine Months Ended October 1, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2020	$1.6	$3,684.4	$126.4	$(91.8)	$3,720.6	$0.4
Common stock-based award activity	—	6.7	—	—	6.7	—
Net income	—	—	71.7	—	71.7	—
Other comprehensive loss	—	—	—	(52.1)	(52.1)	—
Balance, April 2, 2021	1.6	3,691.1	198.1	(143.9)	3,746.9	0.4
Common stock-based award activity	—	16.5	—	—	16.5	—
Net income	—	—	90.1	—	90.1	—
Other comprehensive income	—	—	—	15.0	15.0	—
Balance, July 2, 2021	1.6	3,707.6	288.2	(128.9)	3,868.5	0.4
Common stock-based award activity	—	9.0	—	—	9.0	—
Net income	—	—	92.9	—	92.9	—
Other comprehensive loss	—	—	—	(23.7)	(23.7)	—
Balance, October 1, 2021	$1.6	$3,716.6	$381.1	$(152.6)	$3,946.7	$0.4
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net income	$169.6	$254.7
Noncash items:
Depreciation	23.9	29.4
Amortization	78.2	62.6
Allowance for credit losses	3.8	4.2
Stock-based compensation expense	23.1	21.6
Gain on sale of property, plant and equipment	(1.1)	(2.2)
Gain on sale of KaVo treatment unit and instrument business	(8.9)	—
Restructuring charges	5.5	0.3
Impairment charges	5.8	9.4
Fair value of acquisition-related inventory	7.7	—
Amortization of right-of-use assets	17.7	21.3
Amortization of debt discount and issuance costs	3.0	17.6
Change in trade accounts receivable	(76.5)	(15.1)
Change in inventories	(35.9)	(67.1)
Change in trade accounts payable	11.3	(39.9)
Change in prepaid expenses and other assets	(21.7)	(23.4)
Change in accrued expenses and other liabilities	(109.7)	(18.7)
Change in operating lease liabilities	(23.4)	(29.1)
Net cash provided by operating activities	72.4	225.6
Cash flows from investing activities:
Acquisition, net of cash acquired	(696.2)	—
Payments for additions to property, plant and equipment	(58.8)	(46.0)
Proceeds from sales of property, plant and equipment	1.6	11.6
Proceeds from sale of KaVo treatment unit and instrument business, net	59.8	—
Proceeds from the settlement of derivative financial instruments	55.9	8.5
All other investing activities, net	(18.5)	—
Net cash used in investing activities	(656.2)	(25.9)
Cash flows from financing activities:
Proceeds from revolving line of credit	124.0	—
Repayment of revolving line of credit	(54.0)	—
Proceeds from borrowing	0.3	—
Repayment of borrowing	(0.5)	(475.7)
Payment of debt issuance and other deferred financing costs	—	(2.3)
Proceeds from stock option exercises	19.9	16.0
Tax withholding payment related to net settlement of equity awards	(8.9)	(6.1)

All other financing activities	—	0.7
Net cash provided by (used in) financing activities	80.8	(467.4)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	17.6
Net change in cash and cash equivalents	(505.1)	(250.1)
Beginning balance of cash and cash equivalents	1,073.6	888.9
Ending balance of cash and cash equivalents	$568.5	$638.8

Supplemental data:
Cash paid for interest	$21.1	$26.1
Cash paid for taxes	$80.2	$65.6
ROU assets obtained in exchange for operating lease obligations	$29.6	$24.9
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

The Company operates in two business segments: Specialty Products & Technologies and Equipment & Consumables.
The Company’s Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. The Company’s Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related consumables; and restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Basis of Presentation
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the financial statements. All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of September 30, 2022 and December 31, 2021, and its results of operations for the three and nine month periods ended September 30, 2022 and October 1, 2021 and cash flows for the nine month periods ended September 30, 2022 and October 1, 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and accompanying notes for the three years ended December 31, 2021, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 24, 2022.

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

During the three and nine months ended September 30, 2022, notwithstanding improvement in many markets in which the Company operates due to a return to more normalized business operations, certain markets continue to be adversely impacted either directly attributable to COVID-19 or as a result of prior COVID-19 influenced policies. Late in the first quarter of 2022, the Chinese authorities instituted COVID-19-related lockdowns, shut-downs and restrictions in certain parts of China, specifically the Shanghai area, which impacted the Company’s operations in China. These restrictions were lifted in early June 2022, but the extent to which continuing effects from these restrictions, current localized restrictions throughout China under its zero-COVID policy, and any future restrictions may impact our operations remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the rise of new variants, the extent and severity of the impact on the Company's customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, the ability of the Company to continue to manufacture and source its products and to find suitable alternative products at reasonable prices, the Company’s ability to continue to ship and deliver its products in a cost-effective and timely manner, uncertain demand, staffing shortages, the impact of the pandemic and associated economic downturn on the Company’s ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has further subsided, the Company may continue to experience materially adverse impacts on the Company’s financial condition and results of operations.

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

Accounting Standards Recently Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective for public entities through December 31, 2022 and the adoption did not have an impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 2. ACQUISITIONS
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into new and attractive business areas. The Company has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Company’s Condensed Consolidated Financial Statements. Among other things, goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. For those assets and liabilities that were accounted for on a preliminary basis, the Company may up to 12 months after closing, refine the estimates of fair value and more accurately allocate the purchase price. Only items that existed as of the acquisition date are considered for subsequent adjustment. The finalization of the acquisition valuation assessment, for the acquisitions listed below, may result in a change in the valuation of deferred taxes and goodwill, which could have a material impact on the Company’s financial statements.

During the nine months ended September 30, 2022, the Company completed the following acquisitions:

Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc.
On July 5, 2022, the Company acquired all of the equity of Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc. (together "Osteogenics") for total consideration of approximately $128.2 million, subject to certain customary adjustments as provided in the definitive agreement dated May 17, 2022. Osteogenics develops innovative regenerative solutions for periodontists, oral and maxillofacial surgeons, and clinicians involved in implant dentistry throughout the world, and is part of the Company’s Specialty Products & Technologies segment.

Carestream Dental Technology Parent Limited’s Intraoral Scanner Business
On April 20, 2022, the Company completed the acquisition of Carestream Dental Technology Parent Limited’s (“Carestream Dental”) intraoral scanner business (the “Intraoral Scanner Business”) for total consideration of $580.3 million, including contingent consideration of $7.5 million, and subject to certain customary adjustments as provided in the Stock and Asset Purchase Agreement dated December 21, 2021 and as subsequently amended by the closing agreement dated as of April 20, 2022. The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of the Company’s Equipment & Consumables segment. The Company purchased the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities as well as the acquisition of all of the equity of certain subsidiaries of Carestream Dental.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates ($ in millions):

	Osteogenics July 5, 2022	Intraoral Scanner Business April 20, 2022
Assets acquired:
Cash	$2.1	$2.7
Accounts receivable	2.5	0.1
Inventories	13.3	6.1
Intangible assets	53.0	129.8
Property, plant and equipment	—	0.3
Prepaids and Other Current Assets	1.3	—
Goodwill	77.5	370.6
Non-current deferred tax asset	—	98.5
Operating lease right-of-use assets	2.6	0.9
Other long-term assets	4.9	0.2
Total assets acquired	157.2	609.2
Liabilities assumed:
Accounts payable	(4.1)	(0.5)
Accrued expenses and other liabilities	(2.6)	(27.9)
Non-current deferred tax liability	(14.4)	—
Other long-term liabilities	(5.8)	—
Operating lease liabilities	(2.1)	(0.5)
Total liabilities assumed	(29.0)	(28.9)
Total net assets acquired	$128.2	$580.3

The intangible assets acquired consist of trade name, developed technology, and customer relationships. The weighted average amortization period of the acquired intangible assets in the aggregate is 8 and 10 years for the Intraoral Scanner Business and Osteogenics, respectively.

The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill is not deductible for income tax purposes. The pro forma impact of the acquisitions is not presented as the acquisitions were not considered material to the Company's Condensed Consolidated Financial Statements.

For the three and nine months ended September 30, 2022, legal, accounting, and other professional service costs associated with the acquisitions were $1.5 million and $13.4 million, respectively, and have been recorded as selling, general and administrative expense in the Condensed Consolidated Statements of Income.

NOTE 3. DISCONTINUED OPERATIONS
On December 31, 2021, the Company completed the sale of substantially all of the KaVo Treatment Unit and Instrument Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement (the “Purchase Agreement”) among the Company, Planmeca, and Planmeca Oy, as guarantor. In accordance with the terms of the Purchase Agreement, the Company received cash consideration of $317.3 million upon closing on December 31, 2021. During the nine months ended September 30, 2022, the Company has received an additional $59.8 million related to an earnout payment and certain working capital adjustments.

On December 30, 2021, the Company entered into an amendment to the Purchase Agreement (the "Amendment"), providing that the transfer of net assets in Russia, China and Brazil (the "Relevant Jurisdictions") would be deferred until the purchaser had formed entities for such transfer of assets in each such Relevant Jurisdiction and the applicable asset transfer agreement could be executed and consummated (each such asset transfer, a "Deferred Local Closing"). Except for the implementation of the Deferred Local Closings and related matters regarding the assets in the Relevant Jurisdictions, the provisions, terms and conditions of the Purchase Agreement were not materially amended by the Amendment. The Amendment did not alter the preliminary purchase price that Planmeca paid to the Company upon the closing of the Divestiture and the Company recognized the applicable gain or loss at the time of each Relevant Jurisdiction’s applicable closing. At December 31, 2021, the Company recorded a liability of $10.8 million for the proceeds related to the Relevant Jurisdictions. All three Relevant Jurisdictions have closed as of September 30, 2022 and the related liability associated with the proceeds released.

The Company recognized a loss of $1.6 million and a gain of $5.7 million on the Divestiture during the three and nine months ended September 30, 2022, respectively, primarily related to the recognition of certain purchase price adjustments and the closing of the Relevant Jurisdictions.

In conjunction with the Divestiture, the Company entered into a customary transition services agreement, which requires support transition services to Planmeca throughout the applicable transition period.

For the three and nine months ended September 30, 2022, the Divestiture continued to meet the criteria to be classified as held for sale and to be presented as a discontinued operation. Accordingly, the Company reclassified the results of operations and financial position of the Divestiture to discontinued operations in its accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets for all periods presented. The Company’s Condensed Consolidated Statements of Cash Flows for all periods presented include the financial results of the KaVo Treatment Unit and Instrument Business.

For the nine months ended October 1, 2021, balances represent activity for the entire Divestiture, while balances for the nine months ended September 30, 2022, represent activity for the remaining Relevant Jurisdictions.

The carrying amounts of the assets and liabilities of the Divestiture held for sale are as follows ($ in millions):

December 31, 2021
ASSETS
Current assets:
Assets for relevant jurisdictions	$12.2
Current assets held for sale	$12.2
LIABILITIES AND EQUITY
Current liabilities:
Liabilities for relevant jurisdictions	$4.0
Current liabilities held for sale	$4.0

The operating results of the Divestiture are reflected in the Condensed Consolidated Statements of Income within income from discontinued operations, net of tax as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$2.8	$102.5	$11.7	$302.0
Cost of sales	2.1	57.2	9.1	174.4
Gross profit	0.7	45.3	2.6	127.6
Operating expenses:
Selling, general and administrative	1.1	25.2	3.2	70.4
Research and development	—	3.8	—	12.5
Operating (loss) profit	(0.4)	16.3	(0.6)	44.7
Income tax expense	—	3.6	—	11.0
(Loss) income from discontinued operations	(0.4)	12.7	(0.6)	33.7
(Loss) gain on sale of discontinued operations, net of tax	(1.6)	—	5.7	—
Net (loss) income from discontinued operations	$(2.0)	$12.7	$5.1	$33.7

Significant non-cash operating items and capital expenditures for the Divestiture are reflected in the cash flows from operations as follows ($ in millions):

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities
Depreciation and amortization[1]	$—	$5.6

Cash flows from investing activities:
Capital expenditures	$—	$4.2
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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2021	$20.7
Foreign currency translation	(1.5)
Provision for credit losses	3.8
Write-offs charged against the allowance	(3.3)
Recoveries	(2.9)
Balance at September 30, 2022	$16.8

NOTE 5. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	September 30, 2022	December 31, 2021
Finished goods	$234.9	$214.3
Work in process	26.7	22.0
Raw materials	87.3	88.3
Reserve for inventory obsolescence	(57.6)	(60.8)
Total	$291.3	$263.8

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	September 30, 2022	December 31, 2021
Land and improvements	$10.4	$10.7
Buildings and improvements	155.2	168.7
Machinery, equipment and other assets	353.2	354.5
Construction in progress	69.3	45.6
Gross property, plant and equipment	588.1	579.5
Less: accumulated depreciation	(310.9)	(315.4)
Property, plant and equipment, net	$277.2	$264.1

NOTE 7. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance at December 31, 2021	$2,029.7	$1,102.3	$3,132.0
Acquisitions	77.5	370.6	448.1
Foreign currency translation	(126.2)	(54.3)	(180.5)
Balance at September 30, 2022	$1,981.0	$1,418.6	$3,399.6

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	September 30, 2022		December 31, 2021
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$145.1	$16.2	$188.9	$17.9
Restructuring-related employee severance, benefits and other	17.6	—	21.9	—
Pension benefits	5.6	37.3	5.6	41.7
Taxes, income and other	30.4	116.6	48.1	201.4
Contract liabilities	71.4	8.9	60.1	5.1
Sales and product allowances	81.9	1.1	75.4	1.2
Loss contingencies	8.0	29.1	8.4	30.3
Derivative financial instruments	—	—	19.6	—
Other	102.5	11.5	134.3	6.6
Total	$462.5	$220.7	$562.3	$304.2

NOTE 9.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company has foreign currency denominated long-term debt in the amount of €208.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Condensed Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss in equity (see Note 14). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2024. Refer to Note 13 for a further discussion of the above loan facility.

The Company has used cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts were agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. The Company maintained cross-currency swap derivative contracts with respect to its $650.0 million senior unsecured term loan facility. These contracts effectively converted the $650.0 million senior unsecured term loan facility to an obligation denominated in euros and partially offset the impact of changes in currency rates on foreign currency denominated net investments. During the three months ended September 30, 2022, the Company settled all of its cross-currency swap derivative contracts and as of September 30, 2022 did not have any cross-currency swap derivative contracts outstanding. The changes in the fair value of these instruments were recorded in accumulated other comprehensive loss in equity, in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that was also recorded in accumulated other comprehensive loss as reflected in Note 14. Any ineffective portions of net investment hedges were reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps was recorded in interest expense, net in the Company’s Condensed Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The Company has also used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior unsecured term loans. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. During the three months ended September 30, 2022, the existing interest rate swap matured. As of September 30, 2022, the Company did not have any outstanding interest rate swap contracts. The changes in the fair value of these instruments were recorded in accumulated other comprehensive loss in equity (see Note 14). Any ineffective portions of the cash flow hedges were reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps was recorded in interest expense in the Company’s Condensed Consolidated Statements of Income consistent with the classification of interest expense attributable to the underlying debt.

The following table summarizes the notional values as of September 30, 2022 and October 1, 2021 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three and nine months ended September 30, 2022 and October 1, 2021 ($ in millions):

	Three Months Ended September 30, 2022		Three Months Ended October 1, 2021
	Notional Amount	Gain (Loss) Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$203.9	$12.8	$241.2	$5.6
Interest rate contract	—	(0.3)	250.0	1.5
Foreign currency contracts	—	14.4	650.0	14.1
Total	$203.9	$26.9	$1,141.2	$21.2

	Nine Months Ended September 30, 2022		Nine Months Ended October 1, 2021
	Notional Amount	Gain Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$203.9	$32.7	$241.2	$19.7
Interest rate contracts	—	2.2	250.0	4.8
Foreign currency contracts	—	68.5	650.0	33.1
Total	$203.9	$103.4	$1,141.2	$57.6

Gains or losses related to the foreign currency contracts and foreign currency denominated debt were classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 14, as these items were attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts were classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 14. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three and nine months ended September 30, 2022 and October 1, 2021. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three and nine months ended September 30, 2022 and October 1, 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	September 30, 2022	December 31, 2021
Derivative liabilities:
Accrued expenses and other liabilities	$—	$19.6

Nonderivative hedging instruments:
Long-term debt	$203.9	$236.5
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022:
Liabilities:
Deferred compensation plans	$—	$14.8	$—	$14.8
Contingent consideration	$—	$—	$6.0	$6.0

December 31, 2021:
Liabilities:
Interest rate swap derivative contracts	$—	$2.2	$—	$2.2
Cross-currency swap derivative contracts	$—	$17.4	$—	$17.4
Deferred compensation plans	$—	$16.5	$—	$16.5
Derivative Instruments
The cross-currency swap derivative contracts were classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. The interest rate swap derivative contracts were classified as Level 2 in the fair value hierarchy as they were measured using the income approach with the relevant interest rates and forward curves as inputs. Refer to Note 9 for additional information.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Contingent consideration	$6.0	$6.0	$—	$—
Interest rate swap derivative contracts	$—	$—	$2.2	$2.2
Cross-currency swap derivative contracts	$—	$—	$17.4	$17.4
Convertible senior notes due 2025	$509.3	$854.5	$432.1	$1,162.5
Long-term debt	$851.6	$851.6	$883.4	$883.4
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on September 30, 2022 and December 31, 2021. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2021	$9.4
Accruals for warranties issued during the year	11.0
Settlements made	(11.3)
Effect of foreign currency translation	(0.8)
Balance at September 30, 2022	$8.3

NOTE 12. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $37.1 million and $38.7 million as of September 30, 2022 and December 31, 2021, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 13. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows ($ in millions):

	September 30, 2022	December 31, 2021
Senior term loan facility due 2024 ($650.0 aggregate principal amount) (the “Term Loan Facility”), net of deferred debt issuance costs of $1.9 and $2.7, respectively	$648.1	$647.3
Senior euro term loan facility due 2024 (€208.0 aggregate principal amount) (the “Euro Term Loan Facility”), net of deferred debt issuance costs of $0.3 and $0.5, respectively	203.5	236.1
Convertible senior notes due 2025 ($517.5 aggregate principal amount), net of deferred debt issuance costs of $8.2 and $8.9, respectively, and unamortized discount of $0.0 and $76.5, respectively	509.3	432.1
Revolving credit facility due 2024 ($750.0 aggregate borrowing capacity) (the Revolving Credit Facility)	70.0	—
Other	—	0.3
Total debt	1,430.9	1,315.8
Less: current portion	(579.3)	(432.4)
Long-term debt	$851.6	$883.4
As of September 30, 2022 unamortized debt issuance costs totaled $10.4 million. As of December 31, 2021 unamortized debt issuance costs and discount totaled $88.6 million. Unamortized debt issuance costs and discount have been netted against their respective aggregate principal amounts of the related debt in the table above, and are being amortized to interest expense over the term of the respective debt.
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

The Revolving Credit Facility includes an aggregate available borrowing capacity of $750.0 million with a $20.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility can be used for working capital and other general corporate purposes. As of September 30, 2022, the Company had $70.0 million of outstanding borrowings and $680.0 million of available aggregate undrawn borrowing capacity under the Revolving Credit Facility. At December 31, 2021 there were no borrowings outstanding under the Revolving Credit Facility. The interest rate for borrowings under the Revolving Credit Facility was 3.76% as of September 30, 2022.
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
The interest rates for borrowings under the Term Loan Facility were 4.77% and 1.25% as of September 30, 2022 and December 31, 2021, respectively. The interest rate for borrowings under the Euro Term Loan Facility was 2.14% and 0.95% as of September 30, 2022 and December 31, 2021, respectively. Interest is payable quarterly for the Term Loans. The Amended Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Amended Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Amended Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Amended Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Amended Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of September 30, 2022.

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

Due to the Company’s adoption of ASU 2020-06 on January 1, 2022, the Notes and related issuance costs incurred are no longer required to be bifurcated into separate liability and equity components. This resulted in a $75.0 million increase to the carrying value of the Notes due 2025, comprised of unamortized discount of $76.5 million and deferred debt issuance costs of $1.5 million and a decrease to additional paid-in capital of $77.8 million. Additionally, the adoption of ASU 2020-06 resulted in a $21.4 million increase to retained earnings and a $18.6 million decrease to the related net deferred tax liability associated with the reduction of unamortized debt discount and deferred debt issuance costs.

As of September 30, 2022, the unamortized debt issuance costs on the Notes was $8.2 million and is being amortized over the term of the Notes.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. In December 2021, the Company made the irrevocable election to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash, shares of the Company’s common stock or a combination of both. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of September 30, 2022 and December 31, 2021, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended September 30, 2022 and December 31, 2021, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Contractual interest expense	$3.1	$3.1	$9.2	$9.2
Amortization of debt issuance costs	0.7	0.5	2.2	1.4
Amortization of debt discount	—	4.9	—	14.2
Total interest expense	$3.8	$8.5	$11.4	$24.8

For the three and nine months ended September 30, 2022, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 3.0%, to interest expense over the term of the Notes.

As of September 30, 2022 and December 31, 2021, the if-converted value of the Notes exceeded the outstanding principal amount by $290.5 million and $592.1 million, respectively.

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

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2022
Balance, July 1, 2022	$(272.1)	$0.2	$(2.4)	$(274.3)
Other comprehensive loss before reclassifications:
(Decrease) increase	(109.9)	(0.3)	—	(110.2)
Income tax impact	(6.7)	0.1	—	(6.6)
Other comprehensive loss before reclassifications, net of income taxes	(116.6)	(0.2)	—	(116.8)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.1)	(0.1)
Income tax impact	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.1)	(0.1)
Net current period other comprehensive loss, net of income taxes	(116.6)	(0.2)	(0.1)	(116.9)
Balance, September 30, 2022	$(388.7)	$—	$(2.5)	$(391.2)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended October 1, 2021
Balance, July 2, 2021	$(101.8)	$(3.8)	$(23.3)	$(128.9)
Other comprehensive income before reclassifications:
(Decrease) increase	(20.2)	1.5	—	(18.7)
Income tax impact	(4.8)	(0.4)	—	(5.2)
Other comprehensive (loss) income before reclassifications, net of income taxes	(25.0)	1.1	—	(23.9)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	—	0.2	0.2
Income tax impact	—	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	—	0.2	0.2
Net current period other comprehensive (loss) income, net of income taxes	(25.0)	1.1	0.2	(23.7)
Balance, October 1, 2021	$(126.8)	$(2.7)	$(23.1)	$(152.6)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 30, 2022
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(224.1)	2.2	—	(221.9)
Income tax impact	(25.0)	(0.5)	—	(25.5)
Other comprehensive (loss) income before reclassifications, net of income taxes	(249.1)	1.7	—	(247.4)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.3)	(0.3)
Income tax impact	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.3)	(0.3)
Net current period other comprehensive (loss) income, net of income taxes	(249.1)	1.7	(0.3)	(247.7)
Balance, September 30, 2022	$(388.7)	$—	$(2.5)	$(391.2)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended October 1, 2021
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)
Other comprehensive (loss) before reclassifications:
(Decrease) increase	(51.2)	4.8	—	(46.4)
Income tax impact	(13.1)	(1.2)	—	(14.3)
Other comprehensive (loss) income before reclassifications, net of income taxes	(64.3)	3.6	—	(60.7)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	—	—
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(64.3)	3.6	(0.1)	(60.8)
Balance, October 1, 2021	$(126.8)	$(2.7)	$(23.1)	$(152.6)

NOTE 15. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and nine months ended September 30, 2022 and October 1, 2021 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, experienced extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended September 30, 2022			Three Months Ended October 1, 2021
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$176.5	$163.5	$340.0	$165.4	$164.0	$329.4
Western Europe	77.7	23.6	101.3	76.7	27.0	103.7
Other developed markets	21.7	8.6	30.3	23.4	9.3	32.7
Emerging markets	119.5	40.0	159.5	97.9	43.6	141.5
Total	$395.4	$235.7	$631.1	$363.4	$243.9	$607.3

	Nine Months Ended September 30, 2022			Nine Months Ended October 1, 2021
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$535.3	$480.1	$1,015.4	$502.8	$491.9	$994.7
Western Europe	284.5	85.0	369.5	267.8	89.3	357.1
Other developed markets	69.1	29.2	98.3	74.2	31.1	105.3
Emerging markets	311.3	113.8	425.1	271.3	128.7	400.0
Total	$1,200.2	$708.1	$1,908.3	$1,116.1	$741.0	$1,857.1

Sales by Major Product Group:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Consumables	$531.0	$493.7	$1,605.7	$1,541.6
Equipment	100.1	113.6	302.6	315.5
Total	$631.1	$607.3	$1,908.3	$1,857.1
Consumable products include implants, regenerative solutions, prosthetics, orthodontic brackets, aligners and lab products from our Specialty Products & Technologies business segment and traditional consumables such as bonding agents and cements, impression materials, infection prevention products and restorative products from the Company’s Equipment & Consumables business segment. The Company’s equipment products include digital imaging systems, software and other visualization and magnification systems.

Remaining Performance Obligations
Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.
As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $46.8 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 30, 2022 and December 31, 2021, the contract liabilities were $80.3 million and $65.2 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the nine months ended September 30, 2022 and October 1, 2021 that was included in the contract liability balance at December 31, 2021 and December 31, 2020 was $48.4 million and $34.4 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 11% of sales for both the three and nine months ended September 30, 2022. Sales to the Company’s largest customer were 12% of sales for both the three and nine months ended October 1, 2021.

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
The related liability which is included in accrued liabilities in the Condensed Consolidated Balance Sheets is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2021	$21.4	$0.5	$21.9
Costs incurred	12.7	4.1	16.8
Paid/settled	(17.2)	(3.9)	(21.1)
Balance, September 30, 2022	$16.9	$0.7	$17.6

Restructuring related charges recorded for the three and nine months ended September 30, 2022 and October 1, 2021, by segment were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Specialty Products & Technologies	$4.5	$8.2	$12.7	$15.2
Equipment & Consumables	4.2	0.1	12.6	4.5
Other	0.9	0.3	2.8	4.1
Total	$9.6	$8.6	$28.1	$23.8

The restructuring related charges incurred during the three and nine months ended September 30, 2022 and October 1, 2021, are reflected in the following captions in the accompanying Condensed Consolidated Statements of Income ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Cost of sales	$3.4	$1.0	$10.0	$6.9
Selling, general and administrative expenses	6.2	7.6	18.1	16.9
Total	$9.6	$8.6	$28.1	$23.8

NOTE 17. INCOME TAXES
The Company’s effective tax rates from continuing operations of 21.5% and 21.0% for the three and nine months ended September 30, 2022, respectively, are consistent with the U.S. federal statutory rate of 21.0%. The Company’s effective tax rates from continuing operations of (14.7)% and (1.7)% for the three and nine months ended October 1, 2021, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to the Company’s geographical mix of earnings and certain non-recurring Swiss discrete tax benefits.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, the Company does not believe this legislation will have a material impact on its Condensed Consolidated Financial Statements.

NOTE 18.  EARNINGS PER SHARE
Earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company will settle any Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash or shares in the Company’s common stock or any combination thereof. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company will settle the principal amount of the Notes in cash upon conversion, the Notes do not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of earnings per share below for the dilutive impact of the Notes for the three and nine months ended September 30, 2022 and October 1, 2021.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Numerator:
Income from continuing operations, net of tax	$49.6	$80.2	$164.5	$221.0
(Loss) income from discontinued operations, net of tax	$(2.0)	$12.7	$5.1	$33.7
Net income	$47.6	$92.9	$169.6	$254.7

Denominator:
Weighted-average common shares outstanding used in basic earnings (loss) per share	163.1	161.5	162.7	161.1
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	2.8	4.3	3.5	4.4
Assumed conversion of the Notes	11.0	12.3	12.2	12.0
Weighted average common shares outstanding used in diluted earnings (loss) per share	176.9	178.1	178.4	177.5

Earnings per share:
Earnings from continuing operations - basic	$0.30	$0.50	$1.01	$1.37
Earnings from continuing operations - diluted	$0.28	$0.45	$0.92	$1.25

(Loss) earnings from discontinued operations - basic	$(0.01)	$0.08	$0.03	$0.21
(Loss) earnings from discontinued operations - diluted	$(0.01)	$0.07	$0.03	$0.19

Earnings - basic	$0.29	$0.58	$1.04	$1.58
Earnings - diluted	$0.27	$0.52	$0.95	$1.43	*
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

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Stock-based awards	1.9	1.4	1.5	1.2
Total	1.9	1.4	1.5	1.2

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

The Company’s Specialty Products & Technologies products include implants, regenerative products, prosthetics, orthodontic brackets, aligners and lab products. The Company’s Equipment & Consumables products include traditional consumables such as bonding agents and cements, impression materials, infection prevention products and restorative products, while the Company’s equipment products include digital imaging systems, software and other visualization and magnification systems.

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

Segment related information is shown below ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales:
Specialty Products & Technologies	$395.4	$363.4	$1,200.2	$1,116.1
Equipment & Consumables	235.7	243.9	708.1	741.0
Total	$631.1	$607.3	$1,908.3	$1,857.1

Operating profit and reconciliation to income before taxes from continuing operations:
Specialty Products & Technologies	$62.3	$61.5	$206.6	$211.6
Equipment & Consumables	44.7	45.4	120.4	131.0
Other	(32.5)	(25.2)	(95.8)	(82.5)
Operating profit	74.5	81.7	231.2	260.1
Nonoperating income (expense):
Other income	0.3	0.2	0.9	0.8
Interest expense, net	(11.6)	(12.0)	(23.9)	(43.6)
Income before taxes from continuing operations	$63.2	$69.9	$208.2	$217.3

Identifiable assets:			September 30, 2022	December 31, 2021
Specialty Products & Technologies			$3,395.9	$3,498.2
Equipment & Consumables			2,424.1	1,946.1
Held for Sale			—	12.2
Other			591.9	1,117.7
Total			$6,411.9	$6,574.2

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

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations; projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the impact of the COVID-19 pandemic, including new variants of the virus, the pace of recovery in the markets in which we operate, global supply chain disruptions and potential staffing shortages, the conditions in the U.S. and global economy, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, contractions or growth rates and cyclicality of markets we serve, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, security breaches or other disruptions of our information technology systems or violations of data privacy laws, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, risks relating to product, service or software defects, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, the impact of regulation on demand for our products and services, labor matters, international economic, political, legal, compliance and business factors and disruptions relating to war, terrorism, climate change, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, the impact of inflation and increasing interest rates, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2021 10-K and this Quarterly Report on Form 10-Q.

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
Sale of the KaVo Treatment Unit and Instrument Business
On December 31, 2021, we completed the Divestiture to Planmeca, pursuant to the Purchase Agreement among us, Planmeca, and Planmeca Oy, as guarantor. In accordance with the terms of the Purchase Agreement, we received cash consideration of $317.3 million upon closing on December 31, 2021. During the nine months ended September 30, 2022, we received an additional $59.8 million related to an earnout payment and certain working capital adjustments. We recognized a loss of $1.6 million and a gain of $5.7 million on the Divestiture during the three and nine months ended September 30, 2022, respectively, due primarily to the recognition of certain purchase price adjustments.
The Divestiture was part of our strategy to structurally improve our long-term margins and represented a strategic shift with a major effect on our operations and financial results as described in ASC 205-20. The sale met the criteria to be accounted for as a discontinued operation. Accordingly, we have applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, we reclassified the Divestiture to assets and liabilities held for sale on our Condensed Consolidated Balance Sheets as of December 31, 2021 and reclassified the financial results of the Divestiture in our Condensed Consolidated Statements of Income for all periods presented. Our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and October 1, 2021 include the financial results of the KaVo Treatment Unit and Instrument Business. We also revised our discussion and presentation of operating and financial results to be reflective of our continuing operations as required by ASC 205-20. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

With the sale of the KaVo Treatment Unit and Instrument business, we continue to make significant progress toward our long-term goal of re-calibrating our product portfolio to higher growth and higher margin segments. The Divestiture shifts our revenue mix from approximately 50% each for the Specialty Products & Technology and Equipment & Consumables segments to approximately 60% for the Specialty Products & Technology segment and approximately 40% for the Equipment & Consumables segment. The Specialty Products & Technology segment is a higher growth and higher margin business than the Equipment & Consumables segment. The Divestiture was a strategic shift that will allow us to focus more on higher value and higher margin consumables, imaging, and digital workflow solutions.

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
We operate in two business segments: Specialty Products & Technologies and Equipment & Consumables. Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related consumables; and restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

For both the three and nine months ended September 30, 2022, sales derived from customers outside of the United States were 49.7% and 50.8%, respectively, compared to the three and nine months ended October 1, 2021, of 49.8% and 50.6%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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

COVID-19

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict because of the dynamic and evolving nature of the situation. During the three and nine months ended September 30, 2022, notwithstanding improvement in many markets in which we operate due to a return to more normalized business operations, certain markets continue to be adversely impacted either directly attributable to COVID-19 or as a result of prior COVID-19 influenced policies. Late in the first quarter of 2022, the Chinese authorities instituted COVID-19-related lockdowns, shut-downs and restrictions in certain parts of China, specifically the Shanghai area, which impacted our operations in China. These restrictions were lifted in early June 2022, but the extent to which continuing effects from these restrictions, current localized restrictions throughout China under its zero-COVID policy, and any future restrictions may impact our operations remains uncertain.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the scope and duration of the pandemic, the rise of new variants, the extent and severity of the impact on our customers, the measures that have been and may be taken to contain the virus (including its various mutations) and mitigate its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, our ability to continue to manufacture and source our products and to find suitable alternative products at reasonable prices, our ability to continue to ship and deliver our products in a cost-effective and timely manner, uncertain demand, staffing shortages, the impact of the pandemic and associated economic downturn on our ability to access capital if and when needed and how quickly and to what extent normal economic and operating conditions can continue, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has further subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

For additional information on the risks of COVID-19 to our business, please refer to the “Item 1A. Risk Factors—Risks Related to COVID-19” section of our 2021 10-K.

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. Russia’s invasion of Ukraine did not have a material impact on our financial position or results of operations as of and for the three and nine months ended September 30, 2022.

Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates negatively impacted reported sales by 4.1% and 3.2% for the three and nine months ended September 30, 2022, respectively, compared to the comparable period of 2021, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

General Economic Conditions

In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions, including rising inflation, increasing interest rates, slowing economic growth, and continuing supply chain disruptions. Dental costs are largely out-of-pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be more susceptible to changes in economic conditions.

Acquisitions
Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved. During the nine months ended September 30, 2022, we completed two acquisitions.

On July 5, 2022, we completed our purchase of Osteogenics for total consideration of approximately $128.2 million, subject to certain customary adjustments as provided in the definitive agreement dated May 17, 2022. Osteogenics develops innovative regenerative solutions for periodontists, oral and maxillofacial surgeons, and clinicians involved in implant dentistry throughout the world, and is part of our Specialty Products & Technologies segment.

On April 20, 2022, we completed our acquisition of the Intraoral Scanner Business for total consideration of approximately $580.3 million. The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of our Equipment & Consumables segment.

For the three and nine months ended September 30, 2022, the revenue and earnings of these two acquisitions were not material to the Condensed Consolidated Statements of Income.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and nine months ended September 30, 2022, compared to the three and nine months ended October 1, 2021.

	Three Months Ended
($ in millions)	September 30, 2022		October 1, 2021		% Change
Sales	$631.1	100.0%	$607.3	100.0%	3.9%
Cost of sales	266.4	42.2%	251.0	41.3%	6.1%
Gross profit	364.7	57.8%	356.3	58.7%	2.4%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	264.2	41.9%	250.6	41.3%	5.4%
Research and development (“R&D”) expenses	26.0	4.1%	24.0	4.0%	8.3%
Operating profit	74.5	11.8%	81.7	13.5%	(8.8)%
Nonoperating income (expense):
Other income	0.3	—%	0.2	—%	50.0%
Interest expense, net	(11.6)	(1.8)%	(12.0)	(2.0)%	(3.3)%
Income before income taxes	63.2	10.0%	69.9	11.5%	(9.6)%
Income tax expense (benefit)	13.6	2.2%	(10.3)	(1.7)%	(232.0)%
Income from continuing operations	49.6	7.9%	80.2	13.2%	(38.2)%
(Loss) income from discontinued operations, net of tax	(2.0)	(0.3)%	12.7	2.1%	(115.7)%
Net income	$47.6	7.5%	$92.9	15.3%	(48.8)%

Effective tax rate from continuing operations	21.5%		(14.7)%

	Nine Months Ended
($ in millions)	September 30, 2022		October 1, 2021		% Change
Sales	$1,908.3	100.0%	$1,857.1	100.0%	2.8%
Cost of sales	799.7	41.9%	773.8	41.7%	3.3%
Gross profit	1,108.6	58.1%	1,083.3	58.3%	2.3%
Operating costs:
SG&A expenses	801.9	42.0%	747.5	40.3%	7.3%
R&D expenses	75.5	4.0%	75.7	4.1%	(0.3)%
Operating profit	231.2	12.1%	260.1	14.0%	(11.1)%
Nonoperating income (expense):
Other income	0.9	—%	0.8	—%	12.5%
Interest expense, net	(23.9)	(1.3)%	(43.6)	(2.3)%	(45.2)%
Income before income taxes	208.2	10.9%	217.3	11.7%	(4.2)%
Income tax expense (benefit)	43.7	2.3%	(3.7)	(0.2)%	(1,281.1)%
Income from continuing operations	164.5	8.6%	221.0	11.9%	(25.6)%
Income from discontinued operations, net of tax	5.1	0.3%	33.7	1.8%	(84.9)%
Net income	$169.6	8.9%	$254.7	13.7%	(33.4)%

Effective tax rate from continuing operations	21.0%		(1.7)%

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine Month Period Ended September 30, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	3.9%	2.8%
Plus the impact of:
Acquisition	(3.1)%	(1.3)%
Currency exchange rates	4.1%	3.2%
Core sales growth (non-GAAP)	4.9%	4.7%
Sales and core sales growth for the three months ended September 30, 2022 increased 3.9% and 4.9%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 1.6% on a period-over-period basis, combined with an overall sales increase of 3.3% due primarily to higher volume. Sales in developed markets increased due to strong growth in Western Europe. Sales in emerging markets increased primarily due to China and the continued recovery from the COVID-19 pandemic.
Sales and core sales growth for the nine months ended September 30, 2022 increased 2.8% and 4.7%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 1.9% on a period-over-period basis, combined with an overall sales increase of 2.8% due primarily to higher volume. Sales in developed markets increased primarily due to strong growth in Western Europe combined with a modest increase in North America. Sales in emerging markets increased primarily due to continued recovery from the COVID-19 pandemic, partially offset by a decrease in China due to localized pandemic related lockdowns.

COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$631.1	$607.3	$1,908.3	$1,857.1
Cost of sales	266.4	251.0	799.7	773.8
Gross profit	$364.7	$356.3	$1,108.6	$1,083.3
Gross profit margin	57.8%	58.7%	58.1%	58.3%
The increase in cost of sales during the three months ended September 30, 2022, as compared to the comparable period in 2021, was primarily due to higher sales, the unfavorable impact from foreign exchange rates, the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, and unfavorable material price variances due in part to inflation.
The increase in cost of sales during the nine months ended September 30, 2022, as compared to the comparable period in 2021, was primarily due to higher sales, the unfavorable impact from foreign exchange rates, the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, and unfavorable material price variances due in part to inflation, partially offset by favorable incremental period-over-period savings associated with productivity improvements.
The decrease in gross profit margin percentage during the three months ended September 30, 2022, as compared to the comparable period in 2021, was primarily due to the unfavorable impact from foreign exchange rates, the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, unfavorable material price variances due in part to inflation, and unfavorable product mix, partially offset by higher sales volume and price.

The decrease in gross profit margin percentage during the nine months ended September 30, 2022, as compared to the comparable period in 2021, was primarily due to the unfavorable impact from foreign exchange rates, the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, unfavorable material price variances due in part to inflation, and unfavorable product mix, partially offset by higher sales volume and price, and favorable incremental period-over-period savings associated with productivity improvements.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$631.1	$607.3	$1,908.3	$1,857.1
Selling, general and administrative expenses	$264.2	$250.6	$801.9	$747.5
Research and development expenses	$26.0	$24.0	$75.5	$75.7
SG&A as a % of sales	41.9%	41.3%	42.0%	40.3%
R&D as a % of sales	4.1%	4.0%	4.0%	4.1%
The increase in SG&A expenses as a percentage of sales for the three months ended September 30, 2022 as compared to the comparable period of 2021, was primarily due to higher sales and marketing expenses and acquisition related costs, partially offset by higher sales volume.
The increase in SG&A expenses as a percentage of sales for the nine months ended September 30, 2022 as compared to the comparable periods of 2021, was primarily due to higher sales and marketing expenses, compensation spend, and acquisition related costs, partially offset by higher sales volume.
R&D expenses as a percentage of sales for the three and nine months ended September 30, 2022, were consistent with the comparable periods in 2021.
OPERATING PROFIT
Operating profit margin was 11.8% for the three months ended September 30, 2022, as compared to an operating margin of 13.5% for the comparable period in 2021. The decrease in operating profit margin was primarily due to higher sales and marketing expenses and acquisition related expenses, the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, unfavorable material price variances due in part to inflation and unfavorable product mix, partially offset by higher sales volume and price.
Operating profit margin was 12.1% for the nine months ended September 30, 2022, as compared to an operating margin of 14.0% for the comparable period in 2021. The decrease in operating profit margin was primarily due to higher sales and marketing expenses, compensation spend, and acquisition related expenses, the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, unfavorable material price variances due in part to inflation, and unfavorable product mix, partially offset by higher sales volume, price and favorable incremental period-over-period savings associated with productivity improvements.
OTHER INCOME
Net periodic benefit costs included in other income, were $0.3 million and $0.2 million for the three months ended September 30, 2022 and October 1, 2021, respectively. Net periodic benefit costs included in other income were $0.9 million and $0.8 million for the nine months ended September 30, 2022 and October 1, 2021, respectively.

INTEREST COSTS AND FINANCING
Interest costs were $11.6 million and $12.0 million for the three months ended September 30, 2022 and October 1, 2021, respectively. For the three months ended September 30, 2022, interest costs were consistent with the comparable period of 2021 as a result of higher rates, offset by the absence of accretive interest expense related to the convertible debt discount as a result of adopting ASU 2020-06.

Interest costs were $23.9 million and $43.6 million for the nine months ended September 30, 2022 and October 1, 2021, respectively. The decrease in interest expense for the nine months ended September 30, 2022 as compared to the comparable periods of 2021 was primarily due to overall lower debt outstanding related to the amendment to the Credit Agreement and the $472.0 million partial repayment of the Euro term loan in February 2021, and the absence of accretive interest expense related to the convertible debt discount as a result of adopting ASU 2020-06, partially offset by higher interest rates.

Refer to Note 13 for a further discussion of the convertible debt instrument.

INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Effective tax rate from continuing operations	21.5%	(14.7)%	21.0%	(1.7)%

Our effective tax rate from continuing operations of 21.5% and 21.0% for the three and nine months ended September 30, 2022, respectively, was higher compared to the comparable periods in 2021 primarily due to the Company’s geographical mix of earnings and certain Swiss discrete tax benefits in 2021 not recurring in 2022.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our Condensed Consolidated Financial Statements.

COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2022, comprehensive loss was $69.3 million as compared to comprehensive income of $69.2 million for the comparable period of 2021. For the nine months ended September 30, 2022, comprehensive loss was $78.1 million as compared to comprehensive income of $193.9 million for the comparable period of 2021. The decrease for the three and nine months ended September 30, 2022, was primarily due to lower net income generated in the current period, combined with higher foreign currency translation losses.
RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$395.4	$363.4	$1,200.2	$1,116.1
Operating profit	$62.3	$61.5	$206.6	$211.6
Operating profit as a % of sales	15.8%	16.9%	17.2%	19.0%

Sales and Core Sales Growth

	% Change Three Month Period Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine Month Period Ended September 30, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	8.8%	7.5%
Plus the impact of:
Acquisitions	(2.3)%	(0.7)%
Currency exchange rates	4.8%	3.9%
Core sales growth (non-GAAP)	11.3%	10.7%
Sales
Sales and core sales growth for the three months ended September 30, 2022 increased 8.8% and 11.3%, respectively, compared to the comparable period in 2021. Sales growth increased due to higher volume and stronger demand for implant systems and orthodontic products.
Sales and core sales growth for the nine months ended September 30, 2022 increased 7.5% and 10.7%, respectively, compared to the comparable period in 2021. Sales growth increased by 9.8% due to higher volume as demand improved for implant systems and orthodontic products, combined with an increase in sales price which impacted sales growth by 0.9% on a period-over-period basis.
Sales in developed markets, for both the three and nine months ended September 30, 2022, increased primarily due to an increase in North America and Western Europe and well as sales in emerging markets, primarily due to reduced impact of COVID-19 measures. Additionally, sales for both the three and nine months ended September 30, 2022, were also positively impacted by the acquisition of Osteogenics.
Operating Profit

Operating profit margin was 15.8% for the three months ended September 30, 2022, as compared to an operating profit margin of 16.9% for the comparable period of 2021. The decrease in operating profit margin for the three month period was primarily due to higher sales and marketing expenses, and an unfavorable product mix, partially offset by higher sales volume.
Operating profit margin was 17.2% for the nine months ended September 30, 2022, as compared to an operating profit margin of 19.0% for the comparable period of 2021. The decrease in operating profit margin for the nine month period was primarily due to higher sales and marketing expenses, compensation spend, unfavorable product mix, and the unfavorable price variances due in part to inflation, partially offset by higher sales volume and price.
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
Equipment & Consumables Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$235.7	$243.9	$708.1	$741.0
Operating profit	$44.7	45.4	$120.4	$131.0
Operating profit as a % of sales	19.0%	18.6%	17.0%	17.7%

Sales and Core Sales Growth

	% Change Three Month Period Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine Month Period Ended September 30, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	(3.4)%	(4.4)%
Plus the impact of:
Acquisition	(4.2)%	(2.1)%
Currency exchange rates	2.9%	2.3%
Core sales growth (non-GAAP)	(4.7)%	(4.2)%
Sales
Sales and core sales growth for the three months ended September 30, 2022 decreased 3.4% and 4.7%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 3.8% on a period-over-period basis, while sales decreased by 8.5% due to lower demand for our imaging products, offset by higher demand for our infection prevention products and restorative and endodontic solutions.
Sales and core sales growth for the nine months ended September 30, 2022 decreased 4.4% and 4.2%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 3.3% on a period-over-period basis, while sales decreased by 7.5% due to lower demand for our imaging products and infection prevention products, offset by increased demand in our restorative and endodontic solutions.
Sales in developed markets, for both three and nine months ended September 30, 2022, decreased primarily due to a decrease in North America and Western Europe combined with the decrease in sales in emerging markets. Sales for both the three and nine months ended September 30, 2022, were positively impacted by the acquisition of our new Intraoral Scanner Business.
Operating Profit
Operating profit margin was 19.0% for the three months ended September 30, 2022, as compared to an operating profit margin of 18.6% for the comparable period of 2021. The increase in operating profit margin was primarily due to higher sales price, favorable product mix and favorable incremental period-over-period savings associated with productivity improvements, partially offset by lower sales volumes, higher restructuring spend, amortization of intangibles, and the unfavorable incremental material price variances due in part to inflation.
Operating profit margin was 17.0% for the nine months ended September 30, 2022, as compared to an operating profit margin of 17.7% for the comparable period of 2021. The decrease in operating profit margin was primarily due to lower sales volume, higher compensation and restructuring spend, amortization of intangibles, and the unfavorable incremental material price variances due in part to inflation, partially offset by favorable product mix, higher prices and favorable incremental period-over-period savings associated with productivity improvements.
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
Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Nine Months Ended
	September 30, 2022	October 1, 2021
Net cash provided by operating activities	$72.4	$225.6

Acquisitions, net of cash acquired	$(696.2)	$—
Payments for additions to property, plant and equipment	(58.8)	(46.0)
Proceeds from sales of property, plant and equipment	1.6	11.6
Proceeds from sale of KaVo treatment unit and instrument business	59.8	—
Proceeds from the settlement of derivative financial instruments	55.9	8.5
All other investing activities, net	(18.5)	—
Net cash used in investing activities	$(656.2)	$(25.9)

Proceeds from revolving line of credit	124.0	—
Repayment of revolving line of credit	(54.0)	—
Proceeds from borrowings	0.3	—
Repayment of borrowings	(0.5)	(475.7)
Payment of debt issuance and other deferred financing costs	—	(2.3)
Proceeds from stock option exercises	19.9	16.0
Tax withholding payment related to net settlement of equity awards	(8.9)	(6.1)
All other financing activities	—	0.7
Net cash provided by (used in) financing activities	$80.8	$(467.4)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $72.4 million during the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $225.6 million for the comparable period of 2021, primarily due to lower net income and higher payments during 2022, including higher incentive compensation payout and transaction costs associated with acquisitions.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $656.2 million for the nine months ended September 30, 2022, as compared to net cash used in investing activities of $25.9 million for the comparable period in 2021, primarily due to the acquisitions of Osteogenics and the Intraoral Scanner Business, and higher purchases of property, plant and equipment, partially offset by proceeds from the earnout and sale of the KaVo Treatment Unit and Instrument Business and the settlement of derivative financial instruments.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash provided by financing activities was $80.8 million during the nine months ended September 30, 2022 and consists of $124.0 million of proceeds from borrowings under the Revolving Credit Facility, offset by repayments of $54.0 million, and other net proceeds from equity awards. Net cash used in financing activities was $467.4 million during the nine months ended October 1, 2021 and is primarily related to the February 2021 repayment of $472.0 million of the Euro Term Loan Facility in connection with an amendment to the Credit Agreement.

For a description of our outstanding debt as of September 30, 2022, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our Revolving Credit Facility.

Cash and Cash Requirements

As of September 30, 2022, we held $568.5 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $91.6 million was held within the United States and $476.9 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities and pension plans as required and support other business needs. We generally intend to use our revolving credit facility, available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2021 10-K.

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

As of September 30, 2022, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

There were no material changes to our contractual obligations during the three and nine months ended September 30, 2022. For a description of our remaining contractual obligations, such as leases see “Item 8. Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - “Note 8. Leases” in the 2021 10-K.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2021 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of September 30, 2022, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2021 10-K. There were no material changes to this information reported in our 2021 10-K during the quarter ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor set forth below updates, and should be read together with, the risk factors described in our 2021 10-K and Q1 10-Q.

Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.

Our business is sensitive to general economic conditions. Sustained inflation, rising interest rates, slower global economic growth, continuing supply chain disruptions, geopolitical tensions, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, social or political unrest, the impact of the COVID-19 pandemic and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers. Our success also depends upon the continued strength of the markets we serve. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be susceptible to changes in economic conditions. The above factors can have the effect of:

•reducing demand for our products and services (in this Quarterly Report, references to products and services also includes software), limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;
•increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;
•increasing price competition in our served markets;
•supply interruptions, which could disrupt our ability to produce our products;
•increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets;
•increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and
•adversely impacting market sizes.

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

10.3	Third Amendment Agreement to the Master Sale and Purchase Agreement, dated as of July 28, 2022, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy.
10.4	Fourth Amendment Agreement to the Master Sale and Purchase Agreement, dated as of September 30, 2022, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: November 3, 2022	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)