Form 10-K
period 2022-12-31
Envista Holdings Corp
filed 2023-02-16
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐     No  ☒
As of February 10, 2023, the number of shares of the Registrant’s common stock outstanding was 163,231,502. The aggregate market value of the common stock of the Registrant held by non-affiliates on July 1, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $4.7 billion (based upon the closing price of $39.14 of the Registrant's common stock as reported on the New York Stock Exchange on such date).
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2023 Proxy Statement specifically incorporated herein by reference, the 2023 Proxy Statement is not deemed to be filed as part of this Form 10-K.
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

PART I
ITEM 1. BUSINESS
Overview
Envista is a global family of more than 30 trusted dental brands, including Nobel Biocare, Ormco, DEXIS and Kerr united by a shared purpose: to partner with professionals to improve lives by digitizing, personalizing and democratizing oral care. We help our customers deliver the best possible patient care through industry-leading solutions, technologies, and services. Our diversified portfolio of solutions covers a broad range of dentists' clinical needs for diagnosing, treating, and preventing dental conditions as well as improving the aesthetics of the human smile. We offer comprehensive solutions to support implant-based tooth replacements, orthodontic treatments, digital imaging and diagnostics. We further support the dental community with leading solutions in restoratives, endodontics, rotary, infection prevention and loupes.

We were formed in 2018, as a wholly-owned subsidiary of Danaher Corporation (“Danaher”), to serve as the ultimate parent company of the dental platform of Danaher. On September 20, 2019, we completed our initial public offering and on December 18, 2019, Danaher completed the disposition of its ownership interest in us.

With a foundation comprised of the proven Envista Business System (“EBS”) methodology, an experienced leadership team, and a strong culture grounded in continuous improvement, commitment to innovation, and deep customer focus, we are well equipped to meet the end-to-end needs of dental professionals worldwide. We are one of the largest global dental products companies, with significant market positions in some of the most attractive segments of the dental products industry. We serve more than a million dentists in over 140 countries through one of the largest commercial organizations in the dental products industry and through our dealer partners. In 2022, we generated total sales of $2.6 billion, of which approximately 83% were derived from sales of consumables, services and spare parts.

We were built through the acquisition and integration of over 25 leading dental businesses and brands over the course of more than 15 years. Our core leadership team has been in place since 2016 and has extensive dental and healthcare industry experience and we have over 12,700 employees to execute on our purpose to partner with professionals to improve lives. Since 2016, we have leveraged EBS to streamline our operating structure, reduced our number of sites from over 230 to under 100, and significantly transformed our business. EBS is a set of lean, innovation, growth and leadership-focused tools and processes that differentiates us and underpins our competitive advantage. The application of EBS has reduced costs and business complexity, freeing up resources that we have invested in acquisitions, research and development for new product development focusing on implant-based tooth replacements, digital imaging and workflow solutions, aligners, and infection prevention as well as growing our direct sales infrastructure, especially in emerging markets (which we have historically defined as developing markets of the world, which prior to the COVID-19 pandemic, experienced extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia)).
The Dental market is large, attractive, and has a number of secular drivers that we believe will support growth for several years to come. These include the digitization of dental practices globally, which is transforming the way dentists diagnose and treat patients, leading to better clinical outcomes. In addition, we believe future growth in the dental industry will be driven by an aging population, the current under penetration of dental procedures, especially in emerging markets, improving access to complex procedures due to increasing technological innovation, an increasing demand for cosmetic dentistry, and the growth of Dental Service Organizations (“DSOs”), which are expected to drive increasing penetration and access to care globally. Orthodontics and implants both have less than 10% market penetration globally and are areas where we have a significant market presence.
We are a leading dental provider in emerging markets. In 2022, we generated approximately $563 million, or 22%, of our sales from emerging markets. Our growing scale in these markets has been driven by strategic investments in underpenetrated markets, to benefit from the future growth potential associated with expanding access to dental care in these regions.
Our commercial organization includes over 3,000 employees with deep clinical, product and workflow expertise who interact with customers on a daily basis. We are also a leading global provider of clinical training to enhance patient access to high-quality dental care, reaching over 250,000 dental professionals annually through more than 4,000 training and education events we directly organize. Through our trusted brands, innovative product offerings and comprehensive customer service, we have established strong relationships globally with key constituencies, including DSOs, dental specialists, general dentists, and dental laboratories. We believe the continuing expansion of our global commercial organization will provide us with significant opportunities for future growth as we increase our penetration in various geographic markets.

Innovation is a core part of our strategy and our research and development (“R&D”) expenditure has been approximately $287.3 million since 2020. We target our R&D efforts to address customers’ unmet needs and our commercial scale gives us deep insight into all fields of dentistry. Through our investments in R&D, we have supported multiple new product development initiatives, such as the DTX software suite, the N1TM implant system, and SparkTM clear aligners, each of which is discussed in more detail below.
Our business is operated through two segments: Specialty Products & Technologies, which is comprised of our Implant-Based Tooth Replacement and Orthodontic Solutions businesses, and Equipment & Consumables, which is comprised of our Imaging & Diagnostic Solutions and Everyday Dental businesses.
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2022 and 2021 ($ in millions).

	Specialty Products & Technologies	Equipment & Consumables	Total
Year ended December 31, 2022
Geographical region:
North America	$711.1	$655.3	$1,366.4
Western Europe	388.9	121.1	510.0
Other developed markets	91.0	38.6	129.6
Emerging markets	407.6	155.5	563.1
Total	$1,598.6	$970.5	$2,569.1

Year ended December 31, 2021
Geographical region:
North America	$668.9	$659.3	$1,328.2
Western Europe	366.6	125.9	492.5
Other developed markets	98.2	41.2	139.4
Emerging markets	374.1	174.7	548.8
Total	$1,507.8	$1,001.1	$2,508.9
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We typically market these products directly to end-users through our commercial organization, and 89% of our 2022 sales for this segment were direct sales. In 2022, our Specialty Products & Technologies segment generated $1.6 billion of sales, representing year-over-year sales and core sales increase of 6.0% and 9.1%, respectively. In 2022, 45% of segment sales were derived from North America, 24% from Western Europe, 6% from other developed markets, and 25% from emerging markets. Sales of consumables, services and spare parts comprised 94% of segment sales in 2022. This segment is comprised of our Implant-Based Tooth Replacement and Orthodontic Solutions businesses and includes the Nobel Biocare, Ormco, Spark, Implant Direct, Alpha-Bio Tec, and Orascoptic brands among others.
Equipment & Consumables
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related products; restorative materials, rotary burs, impression materials, bonding agents and cements; and infection prevention products. In 2022, our Equipment & Consumables segment generated $1.0 billion of sales. In 2022, 68% of segment sales were derived from North America, 12% from Western Europe, 4% from other developed markets, and 16% from emerging markets. We distribute our Equipment & Consumables segment products primarily through our channel partners, representing approximately 89% of sales in this segment in 2022. This segment is comprised of our Imaging & Diagnostic Solutions and Everyday Dental businesses and includes the Kerr, Metrex, DEXIS, i-CAT, and DTX brands among others.

Acquisitions and Divestitures
Our growth strategy contemplates future acquisitions and we continually evaluate potential acquisitions that either strategically fit with our existing portfolio or expand our portfolio into new and attractive business areas. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved. During the year ended December 31, 2022, we completed two acquisitions.
On July 5, 2022, we acquired all of the equity of Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc. (together "Osteogenics") for total consideration of approximately $128.2 million, subject to certain customary adjustments as provided in the Equity Purchase Agreement dated May 17, 2022. Osteogenics develops innovative regenerative solutions for periodontists, oral and maxillofacial surgeons, and clinicians involved in implant dentistry throughout the world, and is part of the Company’s Specialty Products & Technologies segment.
On April 20, 2022, we completed the acquisition of Carestream Dental Technology Parent Limited’s (“Carestream Dental”) intraoral scanner business (the “Intraoral Scanner Business”) for total consideration of $580.3 million, including contingent consideration of $7.5 million, and subject to certain customary adjustments as provided in the Stock and Asset Purchase Agreement dated December 21, 2021 and as subsequently amended by the closing agreement dated as of April 20, 2022. The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of our Equipment & Consumables segment. We purchased the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities as well as the acquisition of all of the equity of certain subsidiaries of Carestream Dental.
Additionally, on December 31, 2021, we closed the divestiture of our KaVo Treatment Unit and Instrument Business (the “Divestiture”). With the Divestiture and the two recent acquisitions, we continue to make significant progress toward our long-term goal of transforming our product portfolio towards higher growth and higher margin segments of dentistry.
Restructuring Activities
We implemented significant restructuring activities across our businesses to execute our strategy, streamline operations, take advantage of available capacity and resources and to adjust our cost structure. For additional information regarding our restructuring activities, please refer to Note 20 to our audited consolidated financial statements included elsewhere in this Annual Report.
COVID-19 Impact
The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. The global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. During the year ended December 31, 2022, notwithstanding improvement in many markets in which we operate due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19. In particular, sales decreased in China due to lockdowns early in the year and a subsequent relaxing of restrictions, which resulted in increased infection rates.

Please refer to “Item 1A. Risk Factors--Risks Related to Our Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.
Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. Russia’s invasion of Ukraine did not have a material impact on our financial position or results of operations as of and for the year ended December 31, 2022.

General Economic Conditions
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions, including rising inflation, increasing interest rates, fluctuating foreign currency exchange rates, slowing economic growth, and continuing supply chain disruptions. Dental costs are largely out-of-pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be more susceptible to changes in economic conditions.

Our Purpose
Our purpose is to partner with dental professionals to improve quality of life by digitizing, personalizing, and democratizing oral care.
•Digitize. Our broad portfolio of diagnostic equipment and clinical software solutions empowers dental professionals to effectively capture and visualize patient anatomy allowing the clinician to develop and execute integrated, efficient, and predictable treatment plans.

•Personalize. Our digitized workflows enable the development and communication of personalized treatment plans. When coupled with our world class implant and orthodontic solutions, we support clinicians in delivering confidence to patients around the world.
•Democratize. Our integrated workflows improve the efficiency of care and accelerate the productivity of clinicians, allowing them to treat more patients with more predictable outcomes. We are committed to working with dental professionals to improve access to dental care around the world.
Our Strategy
Our strategic focus is comprised of three key elements, which are based on the EBS strategic areas of Lean, Innovation, Growth and Leadership.
◦“Establish a Strong Foundation”: We have been successful in the past in driving continuous improvements and margin expansion through the application of EBS. Beginning in 2016, we consolidated our operating companies, substantially reduced our manufacturing sites, consolidated sales offices, streamlined our R&D organization, and centralized our direct and indirect procurement organizations. We simplified our portfolio by reducing the number of our imaging brands and exiting lower growth/margin businesses. We have also executed cost reduction initiatives. We continue to pursue a number of ongoing strategic initiatives across our operating companies relating to efficient sourcing and improvements in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

◦“Reinvest for Growth”: Streamlining our business operations and reducing costs has allowed us to reposition ourselves to create a digital and consumable workflow-oriented portfolio. We have invested in our Specialty Products & Technology segment, adding manufacturing capacity and personnel to these businesses, with plans for further investment in 2023. We intend to drive shareholder value by deploying capital to acquire or invest in other businesses that strategically fit into or extend our product offering into new or attractive adjacent markets - the recent Intraoral Scanner Business and Osteogenics acquisitions are examples of this strategy in action. We are planning to expand our clinical training and education infrastructure to further increase brand loyalty, deepen our relationships with dental practitioners and further enhance patient access to high quality dental care. We believe these investments better position us to effectively meet the needs of our customers, particularly the growing DSO segment, which values a comprehensive, end-to-end product offering with the ability to roll out new technologies and procedure-focused trainings at scale.

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

▪Specialty Products & Technologies: We have launched several new products in our Orthodontic Solutions business over the past few years, which have contributed meaningfully to our overall sales in the segment. Since 2020, we have expanded capacity for our Spark clear aligners and added over 1,000 new employees to our Orthodontic Solutions business. Our R&D expenditures in our Implant-Based Tooth Replacement business accelerated the development of new implant systems such as N1. We will continue to invest in our global commercial footprint and product innovation to grow our strong position in the Implant and Orthodontics markets, both of which are underpenetrated.

▪Emerging Markets: We are a leading dental product provider in emerging markets, with R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources focused on these markets. We have built a business that generated less than $30 million in sales in 2011 to one that generated $563 million in sales in 2022. We expect to continue to invest in emerging markets as we believe this will be a strong growth driver for our business in the future. We have succeeded in emerging markets by harnessing our existing go-to-market infrastructure, building familiarity with local customer needs and regulations, and establishing dedicated locally-based management resources.

Our Industry
Within the global dental products industry, we believe segments such as Implant-Based Tooth Replacements, Orthodontic Treatments, and Imaging and Diagnostics Solutions will grow at a more rapid pace than the overall market. We believe future growth of the dental products industry will be driven by an aging population, the current under penetration of dental procedures, especially in emerging markets, improving access to complex procedures due to increasing technological innovation, an increasing demand for cosmetic dentistry, and growth of DSOs, which are expected to drive increasing penetration and access to care globally.
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
While the U.S. represents a significant portion of the global dental products industry, we have also been focused on building significant scale in emerging markets. Prevalence and penetration of treatments is largely tied to socio-economic factors such as availability and affordability of care. We expect generally improving economic trends and increased consumer disposable income in emerging markets, as well as advancements in technological innovation that reduces complexity and cost and increases efficiency, will help drive penetration of dental care in these under-served markets.
Key Segments Within the Dental Products Industry
◦Implant-Based Tooth Replacements: The implant industry is significant and enjoys higher margins and growth than the overall dental products market. The U.S. and the Greater China region represent key growth drivers for this industry. In the U.S., implant penetration far lags other developed markets such as Germany, Spain and Italy. In China, the prevalence of severe tooth loss is higher than in the U.S., while implant penetration is far below the U.S. We expect product innovation and increased affordability to help drive future growth in emerging markets.
◦Orthodontic Solutions: Traditional wires and brackets systems continue to be the preferred choice in complex and young adult cases, due to their better clinical outcomes. In recent years, clear aligners have become an increasingly popular treatment option and are expected to grow at a significantly faster pace than traditional metal wires and brackets. Clear aligners are aesthetically pleasing and clinically proven to be effective in less severe cases, which combined with technological advancements that have significantly increased the number of providers offering orthodontic treatments, have expanded the addressable market for orthodontic procedures. Going forward, we believe this product segment will continue to grow at a high pace as aesthetics become increasingly important to patients.

◦Imaging & Diagnostics: Imaging (both x-ray and other visualization solutions) is considered the entry-point for many dental diagnostic exams and subsequent treatments. The rapid adoption of digital technologies in the imaging segment has transformed dental practices and has increased access to care as well as the quality of care delivered to patients. We believe enhanced connectivity amongst different types of dental imaging/diagnostic equipment and integration with downstream treatment planning and treatment delivery solutions will further improve dental workflows and lead to better treatment outcomes. We believe digitalization and connectivity will continue to drive high growth in this segment.
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
We believe continued growth in both the global dental industry and global dental products market will be driven by a variety of factors, including:
◦An aging population. According to the World Health Organization, in 2020 there were nearly 1 billion people aged 60 or over in the world, comprising 13% of the global population. By 2050, that number is expected to double to approximately 2.1 billion people and comprise 22% of the world’s population, largely driven by aging in low and middle-income countries. With the aging of the population, prevalence of dental conditions, including edentulism (full tooth loss), dry mouth, root and coronal caries, and periodontitis, increases. As the global population continues to age, we believe older patients will help drive increased demand for dental products and services.
◦The current under penetration of dental procedures, especially in emerging markets. According to the Global Economy and Development Working Paper 100 of the Brookings Institution, it is estimated that between 2015 and 2030, the middle class population in emerging markets will grow by approximately 2.4 billion people, from 2.0 billion to 4.4 billion. This major demographic shift is generating a large, new customer base with increased access to dental products and services along with the resources to pay for them. According to the World Health Organization, the number of dentists in China is approximately 45 per 100,000 people compared to 60 in the U.S. and 85 in Germany. The expansion of training opportunities for dental professionals in emerging markets is also leading to increased patient awareness and access to premium dental products and procedures, further facilitating the market’s growth.
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
◦Growth of DSOs, which are expected to drive increasing penetration and access to dental care globally. In the U.S. and globally, increasing demand for dental services has driven the growth of alternative care delivery networks. DSOs in the U.S. are focused on underserved markets where access to general as well as complex dental care is relatively underpenetrated. Globally, growth of private insurance as well as private provider networks provide access to more complex procedures that are not covered under social insurance. We believe the continued growth of these care delivery networks will increase demand for dental products and more complex procedures which require more advanced technologies.

Our Competitive Strengths
We believe we have significant competitive strengths, including:
◦Envista Business System. We believe our deep-rooted commitment to EBS helps drive our success and market leadership and differentiates us in the dental industry. EBS encompasses not only lean tools and processes, but also methods for driving innovation, growth and leadership. Within the EBS framework, we pursue a number of ongoing strategic initiatives relating to streamlining business operations, portfolio simplification, reduction of costs, redeployment of resources, customer insight generation, product development and commercialization, efficient sourcing, and improvement in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

◦Brand leadership with a long track record and strong brand recognition. We built our business around brands with long histories of innovation and strong brand recognition in the dental products market. The founder of Nobel Biocare introduced the world’s first dental implant and Nobel Biocare has since become a world leader in the field of innovative implant-based tooth replacements. Ormco has over 60 years of distinguished history providing orthodontists with high quality, innovative products. Multiple brands within our Imaging & Diagnostic Solutions and Everyday Dental businesses have more than 100 years of history in dental products. We believe the long history and leadership of our well-known brands in the dental products industry enhances our connections with both patients and providers and supports our strong market position.

◦Attractive portfolio with leadership in key attractive segments. We believe we have one of the most attractive offerings in the industry, enabling us to be a vendor of choice for many dental practitioners, dental laboratories, distributors and DSOs. The breadth and depth of our product offerings address a broad range of dentists’ clinical needs from consumables to digital equipment solutions. Our catalog of products covers the spectrum from value-focused products to premium brands, allowing providers to fully address patient needs in different market segments. Within our product portfolio, we believe we are one of the largest manufacturers in implants and orthodontics and have one of the largest installed bases of imaging devices. Our broad product offering positions us particularly well to serve the needs of DSOs, which have been one of the fastest growing segments of our customer base.
◦Global commercial reach. Our operating companies serve more than a million dentists in over 140 countries through one of the largest customer-facing sales teams in the dental products industry and through a diverse, global dealer network. We believe our diverse sales channels, global manufacturing and distribution, and local market knowledge help us to better address customers’ needs. We are also a leading global provider of clinical training to enhance patient access to high-quality dental care. In 2022, we generated 51% of our sales from markets outside of the U.S.
◦Strong position in emerging markets. Emerging markets represented 22% of our total sales in 2022. We are a leading dental provider in emerging markets with dedicated R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources focused on these markets. With this structure, we believe that we are well positioned to capture additional share in emerging markets.
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
◦Experienced management team with extensive dental industry experience. Our executive officer team has extensive dental and healthcare industry experience and a proven track record of applying EBS to execute on our strategic and operational goals. Under their leadership, we have undertaken a significant transformation to better position our business for organic and inorganic growth and diversify our sales globally. We believe our management team will continue to drive growth and profitability in our business in the future.

Our Business Segments
The table below describes the percentage of our total annual sales attributable to each of our segments over each of the three years ended December 31, 2022. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 23 in our audited consolidated financial statements included elsewhere in this Annual Report.

	2022	2021	2020
Specialty Products & Technologies	62%	60%	58%
Equipment & Consumables	38%	40%	42%
Specialty Products & Technologies
Our Specialty Products & Technologies segment, including our Nobel Biocare and Ormco brands, develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We have a strong direct relationship with our customers through a sales force of more than 2,300 employees. In 2022, direct sales to end-users represented 89% of segment sales and sales from consumables, services and spare parts comprised 94% of segment sales. We believe strong industry fundamentals and new product solution introductions in this segment will continue to drive substantial growth for us.
Implant-Based Tooth Replacements
We are a world leader in the field of innovative implant-based tooth replacements offering a full portfolio of solutions that enable dentists to deliver single-tooth to full-mouth restorations. One of our brands, Nobel Biocare is the pioneer of implant science grounded in clinical research and has introduced a number of solutions that have become widely adopted in the premium implant industry. Our comprehensive product offering includes dental implant systems, guided surgery systems, biomaterials, and prefabricated and custom-built prosthetics. We also offer a comprehensive education program to fully train our broad range of clinical customers, from clinicians performing basic implant procedures to the most advanced practitioners, with the goal of enhancing patient access to high-quality dental care. Our customers include oral surgeons, prosthodontists and periodontists. Other well-known implant brands in our portfolio include Alpha-Bio Tec, Implant Direct, and Nobel-ProceraTM.

The table below provides a summary description of select solutions and products offered by our Implant-Based Tooth Replacement business:

Our Implant-Based Tooth Replacement brands have a long history of innovation, which include both the first documented case of a titanium implant placement in a human and introduction of the concept of living bone adhering to an artificial implant (known as osseointegration). Today, our Nobel Biocare brand offers several implant systems and is integrating them with the DTX suite of software applications described below. Currently, NobelActive is our top implant system in terms of sales and number of placements. NobelActive offers high primary stability allowing patients to receive and use prosthetics the same day as the implant is placed. The most recent example of our innovation leadership is the N1 implant system, which was launched in Europe in 2020 and received clearance from the U.S. Food and Drug Administration in 2021, with authorization for sale in further regions pending, and which we believe will be a significant product and will simplify the implant procedure. N1’s unique implant and site preparation method was created with the goal to reduce complexity and streamline workflows during implant and restorative procedures. Through our Implant Direct and Alpha-Bio Tec value implant businesses, we also offer a variety of implant systems that cover a broad range of price points in the market. Implant Direct also offers a complete prosthetic portfolio which includes our SMARTbase™ abutments. Our recent Osteogenics acquisition added innovative regenerative solutions to our portfolio.
Since being acquired in 2014, Nobel Biocare has focused on reinvigorating its product offerings and has released over 30 new products. Among these are, the comprehensive software packages ‘DTX Studio Implant,’ which is used for treatment planning of dental implants, and ‘DTX Studio Lab,’ which is used for prosthetics treatment planning. These software packages are now integrated in our broader DTX software suite, which also includes the new ‘DTX Studio Clinic’ software package offered with our imaging devices. With DTX, clinicians can use one software ecosystem from image acquisition and diagnosis to treatment planning, implant surgery, and restoration planning and placement, as well as collaborate with treatment partners such as other dentists or laboratories on one digital platform. We believe this will enable significant clinical workflow efficiencies and more predictable clinical outcomes.
Orthodontic Solutions
For over 60 years, our Orthodontic Solutions businesses have provided orthodontic professionals with high quality, innovative products backed by educational support to enhance the lives of their patients. We are a leading manufacturer and provider of advanced orthodontic technology and services designed to move malpositioned teeth and jaws. Our products include brackets and wires, tubes and bands, archwires, clear aligners, digital orthodontic treatments, retainers, and other orthodontic laboratory products, and are marketed under the OrmcoTM, DamonTM, InsigniaTM, AOATM and SparkTM brands. We also offer a comprehensive education system to fully train our clinical customers from basic to the most advanced movements, with the goal of enhancing patient access to high-quality dental care. Customers of our Orthodontic Solutions are primarily orthodontists.

The table below provides a summary description of select solutions and products offered by our Orthodontic Solutions business:

We are a leader in passive self-ligating metal brackets, marketed as the Damon System. Passive self-ligation is a method of moving teeth using a fraction of the force levels required by brackets that utilize ligatures. In 2018, we launched our next generation product, DQ2TM, which offers twice the rotational control as the predecessor bracket, allowing for optimal precision, predictability and efficiency. In 2018, we launched Symetri™ Clear, an advanced aesthetic ceramic bracket designed for refined strength, patient comfort and easy debonding without fracturing. In 2019, we launched SmartArch™, a patented laser-engineered archwire designed to enable clinicians to move into a finish wire after just two archwires, reducing treatment time. In 2021, we launched the Damon UltimaTM System, a revolutionary passive self-ligation braces technology that is the first true full-expression system designed for faster and more precise finishing. Most recently, in 2022 we launched the UltimaTM Hook, the only re-positionable hook designed to save time for doctors.

Having historically focused on brackets and wires, we commercially launched our clear aligner system in several markets including North America, Europe, and China. Spark is a clear aligner system designed for mild to complex malocclusion that is made with TruGEN™ and TruGEN XR™, the latest generation of aligner material. It is designed to deliver higher sustained force retention for efficiency and a high level of transparency for aesthetics. Spark aligners are also designed with polished, scalloped edges to enhance patient comfort. Over the past three years, we launched a suite of upgrades to our Spark clear aligner Approver™ software designed to improve the customer experience with flexibility and customization features. In addition, we introduced a number of new aligner features including TruRoot for Spark™ Clear Aligners that allow doctors to see actual roots in the treatment plan; and Spark’s Integrated Hooks, the innovative alternative to traditional hooks and button cutouts. We also partnered with industry leading intra oral scanner companies as part of our commitment to making imaging integrations seamless. We believe that Spark will provide growth opportunities for our Orthodontic Solutions business over the next several years.
Equipment & Consumables
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related products; restorative materials, rotary burs, impression materials, bonding agents and cements; and infection prevention products. Products in this segment are sold primarily through dental distributors, with 89% of segment sales for the year ended December 31, 2022 made through our channel partners. Sales from consumables, services and spare parts comprised approximately 65% of segment sales in 2022.
Imaging & Diagnostic Solutions
Our Imaging & Diagnostic Solutions business is focused on imaging, X-ray, and intraoral scanner solutions used in dental offices, clinics and hospitals. The dental imaging business was primarily established through the acquisition of Gendex in 2004 and PaloDExTM Group Oy in 2009, but also includes products from numerous other acquisitions, including the acquisition of Carestream’s Intraoral Scanner business in 2022. Our equipment products are marketed under a variety of brands, including DEXIS, Gendex, and i-CAT.
The table below provides a summary description of select solutions and products offered by our Imaging & Diagnostic Solutions business:

Our Imaging business was the pioneer in 2D/panoramic and 3D imaging and has one of the largest installed bases of dental imaging devices in the industry with over 150,000 imaging devices currently utilized in dental practices. We hold a leading position in 3D imaging through the i-CAT and DEXIS brands. The i-CAT FLX V17 is the business’ latest 3D CBCT offering and features a wide range of field of views, enabling a clinician to capture high quality images of the full oral-facial complex at high resolution with low radiation. This helps clinicians to more effectively treat orthodontics, complex oral surgery, implantology and airway cases. Beginning in 2017, we launched the OP3DTM family, a scalable modular imaging system, providing clinicians with the flexibility to upgrade to the latest 3D imaging technology as they expand their capabilities and grow their practices. Our DEXIS brand is an industry leader in intraoral X-Ray digital sensors, which provide two-dimensional images of the mouth. The DEXIS TitaniumTM is our flagship sensor and captures high quality images with low radiation and has advanced durable materials that make it highly reliable. Our acquisition of the Intraoral Scanner Business in April 2022 added intraoral scanners and related software to our Imaging portfolio.

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
Everyday Dental Solutions
Our Everyday Dental business markets a broad offering of general dental products that are used in dental offices, clinics and hospitals. The business was primarily established through the acquisition of Sybron Dental Specialties in 2006, as well as numerous other acquisitions. Our products are marketed under a variety of brands, including KerrTM, MetrexTM, Total Care, PentronTM, OptibondTM, HarmonizeTM, SonicfillTM, Sybron EndoTM and CaviWipesTM.
The table below provides a summary description of select solutions and products offered by our Everyday Dental business:

Our products have strong brand and product recognition across many product categories, including restorative, endodontics, and infection control. We offer several products designed to repair and restore fractured or otherwise damaged teeth. The SonicFill composite bulk fill system replaces conventional time-consuming, multi-stage layering techniques with a single fill system that eliminates a liner or final capping layer. We also offer cements and bonding agents, including the leading OptiBondTM line of products. Our Endodontics business offers a variety of products used in the endodontic workflow which help clinicians to locate, shape, clean and fill root canals. We also produce curing lights and other products including impression materials, burs, amalgams and waxes under several brands. During 2020, we launched SimpliShadeTM, a universal composite featuring three shades resulting in quicker shade-matching, leading to faster chair times and streamlining restoration workflows and inventory management. In 2022, we introduced the ZenFlex ONE file system for endodontic root canal procedures, offering high cutting efficiency and minimal invasiveness at an affordable price.
Through our Metrex brand, we have a significant position within infection prevention products, which include the CaviWipes and CaviCideTM product lines and are well positioned in both the dental and general medical market segments. In 2022, we launched CaviWipes HP, the newest member of the CaviWipes family providing a fast one minute universal contact time from an alcohol-free hydrogen peroxide formulation that qualifies for the EPA’s Emerging Viral Pathogen claim.
International Operations
We are a global dental company. Our products and services are available worldwide, and our principal markets outside the U.S. are in Europe, Asia, the Middle East and Latin America. In 2022, we generated 53% of our sales in North America, 20% of our sales in Western Europe, 22% of our sales in emerging markets and 5% of our sales in other developed markets.
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

Information about the effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to “Item 1A. Risk Factors—Risks Related to Our Business” and “Risks Factors—General Risks.”
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
In 2022, we distributed approximately 41% of our products through third-party distributors. Certain highly technical products, such as dental implant systems, orthodontic appliances, dental laboratory equipment and consumables, and endodontic instruments and materials are typically sold directly to dental professionals and dental laboratories.
One customer, Henry Schein, Inc. (“Henry Schein”), accounted for approximately 11% of our sales for 2022, 12% of our sales for 2021 and 11% of our sales for 2020. Other than Henry Schein, no single customer accounted for more than 10% of combined sales in 2022, 2021, or 2020.
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
We generally conduct research and development activities on a business-by-business basis, primarily in North America, the Middle East, Asia and Europe. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” Customer-sponsored research and development was not significant in 2022, 2021 or 2020.
Intellectual Property
We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in the aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. Our products and technologies are protected by over 1,900 granted patents. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, us.

Human Capital Resources
As of December 31, 2022, we employed approximately 12,700 persons, of whom approximately 3,000 were employed in the U.S. and approximately 9,700 were employed outside of the U.S. We have collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors—General Risks.”

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

Core Values

We endeavor to embody our values in everything we do and in our various programs and initiatives:
•Customer Centricity
•Innovation
•Respect
•Continuous Improvement
•Leadership

Compensation and Benefits Program

Our compensation programs and practices are designed to attract employees, motivate and reward performance, drive growth and support retention. We offer competitive compensation packages based on market data, which include base salary with annual merit increases and may also include annual cash performance incentives, commissions, overtime opportunities, allowances and, in some countries where these are customary, additional monthly payments. In addition, employees in select senior management roles may receive long-term compensation in the form of equity awards. We regularly review our compensation structure to ensure that we remain competitive, reward top performance, as well as to ensure internal equity. We are pleased that we maintained 99% gender pay equity in the U.S. and 99% race/ethnicity pay equity in the U.S. in 2022. In the U.S., our benefits package includes health (medical, dental & vision) insurance, paid time off, paid parental leave, a retirement plan and life and disability coverage. Outside of the U.S., we offer our employees robust benefits based on local regulations and best practices of the countries in which we operate. Globally, we offer an Employee Assistance Program to all employees to support the mental health and well-being of employees and their families.

Diversity and Inclusion

Our commitment to diversity and inclusion supports the ability of our employees to show up every day as their authentic selves, creating greater opportunities for teamwork, more thoughtful debate, and more reasons to celebrate. We are committed to a culture where diversity, respect, belonging and authenticity are valued. We drive diversity and inclusion by way of diverse candidate slates for executive and professional level roles and sales roles and we ensure succession plan talent is diverse in representation. We have a Diversity and Inclusion (D&I) Council, consisting of leaders within the Company to drive accountability and results for our diversity and inclusion strategic efforts and initiatives. We have four standing Diversity and Inclusion Committees in the areas of talent acquisition and engagement, education and learning, events and celebrations, and global communication. We have two Employee Resource Groups: a women’s and multicultural employee resource group, as well as learning events during historical heritage months throughout the year to celebrate our workforce. In 2022, we hosted multiple Company-wide D&I events for our employees, customers and dental students. Additionally, we have strategically partnered with the Consortium for early career diverse talent and with historically Black colleges and universities (HBCUs) and Hispanic Serving Institutions (HSIs) to further advance our workforce diversity efforts.

Learning and Development Opportunities

We aim to empower our employees to thrive in their current roles, as well as to support employees’ aspirations to move into different roles. We have a promote-from-within culture with opportunities across our operating companies. We periodically assess succession planning for certain key positions and review our workforce to identify high potential employees for future growth and development. We support our employees through a multitude of training and development programs, including training on our EBS and EBS tools through our Envista Business System University, individual development plans (which encourages our employees to take charge of their learning and growth opportunities and provides access to hundreds of online courses), job rotations, and various management trainings. We also have several programs focused on early career development, including internship programs and our six-year General Management Development Program. This commitment to our employees’ professional development reflects both our Continuous Improvement and Leadership core values.

Employee Engagement

In 2022, we completed our second annual employee engagement survey as a standalone public company. We had a 91% participation rate in this survey, with 78% of respondents reporting feeling engaged at work and 82% believing their managers are leading effectively. The results of this survey showed improvement from our inaugural survey. We use the feedback from these surveys to better understand whether our employees have the tools, resources, training and development opportunities to succeed. We assess our employee engagement annually and future surveys will help us benchmark our progress over time and compare our results with companies in our sector. Communication is at the core of our engagement efforts and we host monthly CEO Forums for all employees, to keep our employees informed and to provide opportunities for employees globally to ask senior management questions.

Community

Our employees have a long history of providing support and care in our communities, donating time, resources, and funds to local causes. In March 2021, we leveraged our expertise in oral health and founded the Envista Smile Project, a 501(c)(3) philanthropic foundation designed to improve the smiles and oral health of disadvantaged communities by supporting increased access to oral care and oral health education. The Envista Smile Project’s mission is to collaborate with dental professionals and Envista employee volunteers to donate products, treatment, and oral health education to communities in need around the world. The Envista Smile Project’s giving strategy focuses on three areas: mission trips, education, and monetary donations to oral health focused, non-profit organizations.

Safe Work Environment

We value the safety of our employees and in 2022, have further enhanced our safety program for remote and field-based employees. Environmental health and safety (“EHS”) significant sites, such as manufacturing, distribution, research and development sites and large offices, are supported through a combination of on-site and remote EHS professionals. Incident reporting and investigation, auditing, and corporate oversight provide for a collaborative and transparent environment to address and minimize potential gaps.

Additional information about our human capital resources, as well as information related to our sustainability efforts, is included in our annual Sustainability Report (located on the Investors subpage of our website www.envistaco.com). Information on our website, including the Sustainability Report, shall not be deemed incorporated by reference into this Form 10-K.

Materials
Our manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products, and prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2022, we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.”
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
Regulatory Matters
We face extensive government regulation both within and outside the U.S. relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations applicable to our operations. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”

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
Healthcare Reform
In the U.S. and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. For example, there have been numerous political and legal efforts to expand, repeal, replace or modify the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), since the law’s enactment. The U.S. Supreme Court rejected the latest such case on June 17, 2021, when the Court held that the plaintiffs lacked standing to challenge the PPACA’s requirement to obtain minimum essential health insurance coverage or the individual mandate and dismissed the case without specifically ruling on the constitutionality of the PPACA. Federal regulatory agencies continue to interpret and modify PPACA regulations and guidance related to the PPACA, often as a result of presidential directives or the interplay with state law requirements.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for medical products. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.
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
Data Privacy and Security Laws
As a global manufacturer of medical devices, having access to and processing confidential, personal and/or sensitive data in the course of our business, we are subject to U.S. (federal and state) and international data privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal and/or sensitive information. Failure to comply with these statutory requirements, or mere publication of data breaches pursuant to these statutory requirements, can subject our company to legal, regulatory, and reputational risks, as well as the financial risks that can accompany regulatory investigations and enforcement actions and private litigation.

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

In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality and security of sensitive personal information, and a minority of states explicitly include health information within the scope of the law. These state laws can differ in scope compared to HIPAA, and could apply to protect information or be triggered to report a data breach even where HIPAA does not (and vice-versa). Certain of these laws grant individuals rights to access, correct, or delete personal information, and we may be required to expend significant resources to comply with these laws. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been acquired by an unauthorized person.

Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties or significant legal liability. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act (as amended by the California Privacy Rights Act, the “CCPA”), include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation. Numerous other states have adopted within the past three years or are in the process of adopting various privacy-related laws and regulations. Complying with comprehensive state privacy laws and other existing, emerging and changing privacy requirements could cause the Company to incur substantial costs or require it to change its business practices and policies.

We are also subject to the General Data Protection Regulation (“GDPR”), the primary data protection law in the European Union and European Economic Area (collectively, the EU), as well as associated EU member state data protection laws and the UK GDPR in the United Kingdom. These laws impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, an individual data rights regime, timelines for data breach notifications, limitations on retention and secondary uses of information, requirements pertaining to health data and pseudonymised (i.e., deidentified) data, restrictions on data transfers outside of the EU, and obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Other administrative penalties may be imposed under the applicable national data protection laws of the EU member states.

On August 20, 2021, China promulgated the Personal Information Protection Act Law (“PIPL”), which took effect on November 1, 2021. The PIPL imposes specific rules for processing personal information and it also specifies that the law shall also apply to personal information activities carried out outside China but for the purpose of providing products or services to PRC citizens. The PIPL carries maximum penalties of CNY50 million or 5% of the annual revenue of entities that process personal data.

Other countries throughout the world have or are in the process of passing laws that contain similar requirements to the GDPR and the PIPL. Data localization laws have also been passed or are under consideration in several countries (such as China and Russia), which require personal information relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.

For a discussion of risks related to compliance with data privacy and security laws, please refer to “Item 1A. Risk Factors--Risks Related to Our Business.”

Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. In addition, certain of our products are regulated by the U.S. Environmental Protection Agency and comparable state regulatory agencies. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 15 to our audited consolidated financial statements included in this Annual Report as well as the discussion above relating to dental amalgam. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”

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
Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Please refer to Note 15 to our audited consolidated financial statements in this Annual Report for more information.
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

Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

•Conditions in the global economy, especially with respect to the particular markets we serve and the volatility of the financial markets may adversely affect our business and financial statements.
•International economic, political, legal compliance and business factors could negatively affect our financial statements.
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
•Data privacy and security laws relating to the handling of personal information (including personal health information) are evolving across the world and may be drafted, interpreted or applied in a manner that results in increased costs, legal claims, fines against us, reputational damage or impedes delivery.
•Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
•Our ability to attract, develop and retain our key personnel is critical to our success
•Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.
•Our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our financial statements.
•The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
•We may fail to realize the anticipated benefits of the IOS Acquisition.
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
•Climate related risks may have an impact on our business.
•We have outstanding indebtedness of approximately $1.4 billion as of February 10, 2023, and in the future we may incur additional indebtedness.
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
•Our variable rate indebtedness exposes us to interest rate volatility and we may be adversely affected by the anticipated cessation of LIBOR.
•The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs.
•We face intense competition.
•Changes in governmental regulations may reduce demand for our products or services or increase our expenses.
•Certain of our businesses are subject to extensive regulation by the FDA and comparable agencies of other countries.
•Off-label marketing or misleading advertising of our products could result in substantial penalties.
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

Risks Related to Our Business
Conditions in the global economy, especially with respect to the particular markets we serve and the volatility of the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Sustained inflation, rising interest rates, slower global economic growth, continuing supply chain disruptions, geopolitical tensions, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, consumer confidence, high levels of unemployment or underemployment (and a corresponding increase in the uninsured and underinsured population), reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, social or political unrest, the impact of the COVID-19 pandemic and other challenges that affect the global economy have previously and may continue to adversely affect us and our distributors, customers and suppliers. Our success also depends upon the continued strength of the markets we serve. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be susceptible to changes in economic conditions. The above factors can have the effect of:
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
◦increasing the risk that counterparties to our contractual arrangements will change their terms of sale, become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and
◦adversely impacting market sizes.
There can be no assurance that the capital markets will be available to us or that the lenders participating in our credit facilities will be able to provide financing in accordance with their contractual obligations. When growth in the global economy or in any of the markets we serve slows for a significant period, there is significant deterioration in the global economy or such markets or when improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.
International economic, political, legal, compliance and business factors could negatively affect our financial statements.
In 2022, 51% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the emerging markets. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
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
For example, we generate approximately 10% of our annual sales from Greater China. Accordingly, our business, financial condition and results of operations may be adversely influenced by evolving political, economic and social conditions in China generally. Late in 2022, the Chinese authorities relaxed certain COVID-19 restrictions in parts of China, which has resulted in an increase in COVID-19 cases and has impacted our business in China. Additionally, China’s government continues to play a significant role in regulating industry development by imposing industrial policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. For example, China has implemented volume-based procurement policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumables. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the U.S. and China. Any uncertainty or adverse changes to economic conditions in China or the policies of China’s government or its laws and regulations could have a material adverse effect on the overall economic growth of China and could impact our business and operating results, leading to a reduction in demand for our products and adversely affecting our business, growth rate, competitive position, results of operations and financial condition.

In addition, Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, has had and may continue to have an adverse impact on our business, including by impacting our ability to market and sell products in Russia, by potentially heightening our risk of cyber-attacks, by impacting our ability to enforce our intellectual property rights in Russia, by creating disruptions in the global supply chain, and by potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise.

The COVID-19 pandemic has had and could continue to have a material adverse effect on our business and results of operations.

Our global operations and the nature of the business of our dental customers expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the COVID-19 pandemic. To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our revenues and expenses, including as a result of preventive and precautionary measures that we, our dental customers, other businesses, and governments have taken. The increase in consumer demand resulting from the lifting of lockdowns has created significant challenges for supply chains as a result of labor and raw material shortages, which could lead to reduced earnings for many industries.

As a result of the COVID-19 outbreak, we have experienced and may continue to experience significant business disruptions, including restrictions on our ability to travel and distribute our products, temporary closures of most of our facilities, temporary reduced production capacity at certain sites when there are local outbreaks causing higher than usual employee absences due to illness or quarantine requirements, as well as reduction in access to our customers due to prolonged shelter-in-place and/or self-quarantine mandates and significant and unpredictable reductions in the demand for our products. As more business and activities have shifted online and many of our employees are working remotely, we may also be more vulnerable to cyber security threats and attempts to breach our security networks.

Significant developments or uncertainties stemming from trade policies and regulations could have an adverse effect on our business

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

Additionally, in connection with the ongoing conflict between Russia and Ukraine, governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. Although these export controls and sanctions did not have a material impact on our financial position or results of operations as of and for the year ended December 31, 2022, the outcome and future impacts of the conflict and governmental responses thereto remain highly uncertain. Existing and future sanctions may have broad and pervasive impacts to the global economy and our operations, which could materially and adversely affect our business and results of operations.

We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties or tariffs may adversely affect our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could adversely affect our business, financial condition, results of operations or cash flows. Furthermore, trade disputes and protectionist measures, or continued uncertainty about such matters, could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained geopolitical tensions could lead to long-term changes in global trade and supply chains, and decoupling of global trade networks, which could have a material adverse effect on our business and growth prospects.

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
As further discussed in the section entitled “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items, including as a result of shipping risks, such as container shortages, blocked shipping lanes, and port backlogs, could adversely affect our business. In addition, due to, among other items, the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers, and the terms of certain contracts we are party to, there can be no assurance that the marketplace will support higher prices or that price increases and productivity gains, procurement deflation projects or savings will fully offset any raw material cost increases in the future. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline and our financial statements could be adversely affected.

If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third parties for use in our manufacturing operations, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Our profitability could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer. For example, we have recently experienced and may continue to experience inflationary increases in our manufacturing costs and operating expenses. Prolonged inflation may also reduce or delay orders for our products and for certain products we may be unable to satisfy demand, both of which could adversely impact our sales and results of operations.
In addition, some of our businesses purchase certain materials, components and services from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we may not be able to establish additional or replacement suppliers in a timely or cost-effective manner, including as a result of FDA and other regulations that require, among other things, validation of materials and components prior to their use in our products, which could further negatively impact our business and results of operations. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, including COVID-19 and related lockdowns and restrictions, war, terrorist actions, cyber-attacks, widespread protests and civil unrest, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies. The supply chains for our businesses have also been impacted by the recent COVID-19 related lockdowns in China and the Russia-Ukraine conflict. Failure to obtain the needed supply of these products or to offset the increased costs could adversely impact our operating results.

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
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer may not be available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs, liability and lost sales, loss of market share as well as negative publicity and damage to our reputation that could reduce demand for our products.
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

These systems, products and services (including those we acquire through business acquisitions) may be materially impacted and/or disrupted by information security incidents. This includes incidents such as ransomware, malware, viruses, phishing, social engineering, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. This existing risk is potentially compounded by the increased number of our employees with hybrid or full-time remote schedules and the related increase in remote access to our systems. Cyber-attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of our systems, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third parties’ systems on which we rely to process, store, or transmit electronic information, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks, and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. Additionally, if our business relationship with a third-party provider of information technology systems or services is negatively affected, or if one of our providers were to terminate its agreement with us without adequate notice, we would suffer a significant business disruption.
Any of the cyber-attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers and partners; delay production and shipments; result in theft of our and our customers’ intellectual property and trade secrets; damage customer, patient, business partner and employee relationships; harm our reputation; result in defective products or services; or lead to legal or regulatory claims, proceedings, liability and/or penalties. These events may also result in increased costs for security and remediation. All of the foregoing could adversely affect our business, reputation and financial statements.
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, fines, business disruption and litigation.
As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents, including unauthorized access to protected health information and personal information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. Our security measures may be inadequate to prevent security breaches, especially those carried out by malicious third parties and our business operations and reputation could be materially adversely affected by these events and any resulting federal and state fines and penalties, legal claims or proceedings, and cancellation of contracts if security breaches are not prevented. The healthcare industry is currently experiencing increased attention on compliance with regulations that require us to safeguard protected health information and mitigate cyber-attacks. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, and the potential for reputational harm and lost revenues due to a loss in confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation.
We have installed privacy/security protection systems and devices on our network in an attempt to prevent cyber-threats and other unauthorized access to information. However, there can be no assurance that any such threats or unauthorized access will not occur or, if they do occur, that they will be adequately addressed. In addition, our technology may fail to adequately secure the confidential and personal information we maintain. In such circumstances, we may be held liable to individuals and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and divide the attention of management. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats, increased regulatory enforcement and the expansion of consumer rights under data privacy and security laws.

We believe that our subcontractors and vendors take precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems. However, there is no guarantee such efforts will be successful in preventing a disruption, and it is possible that we may be impacted by third party information system failures. The occurrence of any information system failures with our vendors could result in interruptions, delays, loss or corruption of data and cessations or interruptions in the availability of these systems. All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial position and cash flows, and they could harm our business reputation.

Data privacy and security laws relating to the handling of personal information (including personal health information) are evolving across the world and may be drafted, interpreted or applied in a manner that results in increased costs, legal claims, fines against us, reputational damage or impedes delivery.
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, security, and breach notification rules require certain of our operations to maintain controls to protect the confidentiality, availability, and integrity of patient health information. In addition, individual states regulate data breach notification requirements as well as more general privacy and security requirements. Entities within the U.S. that are found to be in violation of HIPAA, for example as the result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Based on the annual revisions for 2022, penalties for HIPAA violations can range from $127 to $1.919 million dollars per violation, with a maximum fine of $1.919 million for identical violations during a calendar year. In 2018, a nation-wide health benefit company paid $16 million to HHS following a data breach. Prior to this record payment, the largest HIPAA fine was $5.55 million. Under the law, state attorneys general have authority to bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. In addition, any penalties assessed under HIPAA could be in addition to other penalties assessed by a state for a data breach in violation of state laws.

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

Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security, and data breach laws, including, for example, the CCPA include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation. Specifically, the CCPA gave California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The California Privacy Rights Act, which went into effect on January 1, 2023, significantly amended the CCPA and imposed additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk processing, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement.

In addition, as federal, state and local governments consider adopting new privacy and security legislation, our operations may be subject to different standards in different geographical regions. This may require significantly more resources for compliance and increase the risk of regulatory enforcement and private litigation with respect to our privacy and security practices.

We are also subject to the General Data Protection Regulation (“GDPR”), the primary data protection law in the European Union and European Economic Area (collectively, the EU), as well as associated EU member state data protection laws and the UK GDPR in the United Kingdom. These laws impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, standards for obtaining consent from individuals to process their personal data, disclosures to individuals, an individual data rights regime, specified timelines for data breach notifications, limitations on retention and secondary uses of information, requirements pertaining to health data and pseudonymised (i.e., deidentified) data, restrictions on data transfers outside of the EU, and obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Other administrative penalties may be imposed under the applicable national data protection laws of the EU member states.

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

Compliance with the varying data privacy regulations across the U.S. and around the world have required significant expenditures and may require additional expenditures and changes in our products or business models that increase complexity and competition. We may also experience less demand for our products if we are unable to engineer these to enable our customers to comply with their obligations under data privacy laws.

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
Our ability to attract, develop and retain our key personnel is critical to our success.
Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel and on our ability to continue to attract, retain, and develop qualified personnel. The competition for these employees is intense. The loss of the services of key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for key personnel increase significantly or if we are unable to continue to attract qualified personnel.

Our success also depends on our ability to execute leadership succession plans. The inability to successfully transition key management roles could have a material adverse effect on our operating results.

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

Our ability to realize the anticipated benefits of the IOS Acquisition will depend, to a large extent, on our ability to integrate the Intraoral Scanner Business into ours. We have and may continue to devote significant management attention and resources to integrate the business practices and operations of the Intraoral Scanner Business with ours. This integration process may be disruptive to our and the Intraoral Scanner businesses, and, if implemented ineffectively, could restrict realization of the expected benefits. In addition, we may fail to realize some of the anticipated benefits of the IOS Acquisition if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

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

Even if we are able to integrate the Intraoral Scanner Business successfully, this integration may not result in the realization of the full benefits that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all. Moreover, the integration of the Intraoral Scanner Business may result in unanticipated problems, expenses, liabilities, regulatory risks and competitive responses that could have material adverse consequences. In addition, at the time of closing the IOS Acquisition, there was, and there continues to be, pending litigation against the seller of the Intraoral Scanner Business, to which one of our subsidiaries was added as a defendant after closing. While we do not view this litigation as material, the defense of such litigation, and any other future claims that may arise, may require significant time, attention and resources of our management and other employees within the Company, potentially diverting their attention from our business.

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

We no longer own the “KaVo” brand name, or any variation of the name, logos or related intellectual property rights. We have and will likely continue to incur substantial costs to rebrand our Imaging Business, our China Business, and a number of our products worldwide, which may also require the expenditure of regulatory product registration costs. Rebranding efforts may not be complete before the agreement with Planmeca allowing us to use the “KaVo” brand expires, potentially causing substantial inventory write-offs. We cannot be certain that our customers will be receptive to our proposed rebranding. A failure in our rebranding efforts may affect our ability to attract and retain customers, resulting in reduced revenues.

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
Historically, a substantial portion of our sales had come from a limited number of distributors, particularly Henry Schein, which accounted for approximately 11% of our sales in 2022 and 12% of our sales in 2021. It is anticipated that Henry Schein will continue to be the largest contributor to our sales for the foreseeable future. We do not currently have a master distribution agreement in place with Henry Schein for the distribution of our products in the U.S. and Canada. There can be no assurance that Henry Schein or any particular distributor will purchase any particular quantity of products from us or continue to purchase any products at all. If Henry Schein or any other key distributor or channel partner significantly reduces the volume of products purchased from us, it would have an adverse effect on our consolidated financial statements.
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
Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. The laws of foreign countries in which we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the U.S. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, including our competitive position, and financial statements.
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
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third parties) can lead to personal injury, death, property damage, loss of profits or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Any potential product liability claims could exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our insurance may not be renewed at a cost and level of coverage comparable to that then in effect. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries, and may give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.
For a discussion of risks pertaining to the dental amalgam sold by us, see “Item 1. Business—Regulatory Matters—Medical Device Regulations.”
Our restructuring and site consolidation actions could have long-term adverse effects on our business.
We are currently implementing significant restructuring and site consolidation activities across our businesses to adjust our cost structure and to increase our operational efficiency, and we may engage in similar activities in the future. These restructuring and consolidation activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers, limit our ability to increase production quickly if demand for our products increases and trigger adverse public attention. As part of our site consolidation initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. We may make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. Further, these activities may cause employees or third parties to raise claims against us, potentially resulting in additional costs and/or causing delays in implementation. In addition, delays in implementing planned restructuring activities, site consolidation or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Moreover, we may not succeed in implementing present or future restructuring activities, site consolidation, or cost reduction activities. Realizing the anticipated benefits from these initiatives, if any benefits are achieved at all, may take several years, and we may be unable to achieve our targeted cost efficiencies and gross margin improvements. Additionally, we may have insufficient access to capital to fund investments in these strategic initiatives, or our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business. Any of the circumstances described above could adversely impact our business and financial statements.

We may be adversely affected by climate-related risks or by legal, regulatory or market responses to such risks.

The long-term effects of climate-related risks are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels or changes in weather patterns), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes), shifts in market trends (such as customers putting an increased priority on purchasing products that are sustainably made) and other adverse effects. Any of our primary locations may be vulnerable to the adverse effects of climate-related risks. For example, our corporate headquarters are located in California, which has historically experienced, and is likely to continue to experience, climate-related events including drought, water scarcity, flooding, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. The effects of climate-related risks could also impair the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.

In addition, the increasing concern over climate change has resulted and may continue to result in more regional, federal, and/or global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions, alternative energy policies and sustainability initiatives. If legislation or regulations are enacted or promulgated in the U.S. or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with, sourcing, manufacturing and distributing our products, which may adversely affect our business, results of operations and financial condition. Any such regulatory changes could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements.

Risks Related to Our Indebtedness

We have outstanding indebtedness of approximately $1.4 billion, and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations.

As of February 10, 2023, we had outstanding indebtedness of approximately $1.4 billion, including approximately $0.9 billion under our amended and restated credit agreement ( the “Amended Credit Agreement”), $518 million under our Convertible Senior Notes due June 1, 2025 (the “Notes”), and had an additional $750 million of borrowing capacity under the revolving credit facility pursuant to the Amended Credit Agreement, with the ability to request further increases to the revolving credit facility up to $350 million.
Please refer to Note 16 to our audited consolidated financial statements included in this Annual Report. This debt could have important, adverse consequences to us and our security holders, including:
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
Holders of the Notes may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Notes between us and Wilmington Trust, National Association, as trustee, dated as of May 21, 2020 (the “Indenture”). A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. We made an irrevocable election to satisfy the principal amounts of Notes outstanding upon conversion with cash. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of December 31, 2022, one of the conditions allowing the Note holders to convert the Notes was satisfied. As a result, as of December 31, 2022, the Notes are classified as a current liability. The conversion conditions are tested quarterly.

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

Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly, and we may be adversely affected by the anticipated cessation of LIBOR.

Borrowings under certain of our facilities, including our Amended Credit Agreement, are made at variable rates of interest and expose us to interest rate volatility. Interest rates increased during 2022. If interest rates continue to increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

In addition, certain of our financial arrangements, including our Amended Credit Agreement, bear interest rates that fluctuate with changes in short-term prevailing interest rates, including the London Interbank Offered Rate (“LIBOR”) (or metrics derived from or related to LIBOR). On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. All LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. U.S. bank regulators have advised banks to cease writing, subject to certain limited exceptions, new U.S. Dollar LIBOR contracts after 2021 and the New York Federal Reserve’s Alternative Reference Rates Committee (“ARCC”) has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. Our Amended Credit Agreement provides for the use of SOFR as a replacement rate upon a LIBOR cessation event. SOFR is a relatively new reference rate and has a very limited history. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results.

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
◦Certain of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The health care austerity measures in other countries and other potential health care reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. For example, China has implemented volume-based procurement policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumables. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

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
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors. See “Item 1. Business—Competition.” In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers and external experts, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including emerging markets. In addition, significant shifts in industry market share have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, we are exposed to the risk that our competitors or our customers may introduce private label, generic, or low-cost products that compete with our products at lower price points. If these competitors’ products capture significant market share or decrease market prices overall, this could have an adverse effect on our financial statements.

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

Most of our products are medical devices subject to regulation by the U.S. Food and Drug Administration (the “FDA”), by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials (or the manufacture and sale of products containing any such materials). The FDA and these other regulatory authorities enforce additional regulations regarding the safety of X-ray emitting devices. The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the EU MDR imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Medical devices that have been assessed and/or certified under the EU Medical Device Directive may continue to be placed on the market until 2024 (or until the expiry of their certificates, if applicable and earlier); however, requirements regarding the distribution, marketing and sale including quality systems and post-market surveillance have to be observed by manufacturers, importers and distributors as of the application date. Complying with the EU MDR required modifications to our quality management systems, additional resources in certain functions, and required and will continue to require updates to technical files, among other changes. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Similarly, under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding certain financial relationships we have with covered recipients, including physicians, dentists, teaching hospitals, and certain other non-physician practitioners. We or our subsidiaries may be required to report information under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be unclear. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. While we believe we have substantially compliant programs and controls in place satisfying the above laws and requirements, such compliance imposes additional costs on us and the requirements are sometimes unclear.

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
Off-label marketing or misleading advertising of our products could result in substantial penalties.
The FDA, the Federal Trade Commission (“FTC”) and, in some cases, the Environmental Protection Agency (“EPA”) strictly regulate the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive performance or clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA determines that we have marketed or advertised our products for off-label use, we could be subject to fines, injunctions or other penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use or misbranding, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, substantial monetary penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and/or the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.

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
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes and impose end-of-life disposal and take-back programs. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance program (or the compliance programs of businesses we acquire) have been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements.
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 15 to our audited consolidated financial statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
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
We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through February 10, 2023, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $52.03 on March 29, 2022. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

◦our quarterly or annual earnings, or those of other companies in our industry;
◦actual or anticipated fluctuations in our operating results;
◦changes in earnings estimated by securities analysts or our ability to meet those estimates;
◦the operating and stock price performance of other comparable companies;
◦changes to the regulatory and legal environment in which we operate;
◦macroeconomic conditions and the economic impact of the COVID-19 pandemic, inflation and rising interest rates and global conflicts, including the Russia-Ukraine war;
◦unusual events such as significant acquisitions by us and our competitors, divestitures, litigation, regulatory actions and other factors, including factors unrelated to our operating performance;
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
◦the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, subject to a phased-in declassification whereby Class III directors were elected to a one-year term at the 2022 annual meeting, Class I directors will be elected to a one-year term at the 2023 annual meeting and Class II directors will be elected to a one-year term at the 2024 annual meeting such that effective as of the 2024 annual meeting, our board of directors will be fully declassified, and until the full declassification of the Board as of the date of the 2024 annual meeting, this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

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

In addition, our second amended and restated bylaws, as amended, provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, unless we consent in writing to the selection of an alternative forum.

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

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock to satisfy any Notes conversion value in excess of the principal amount. If we elect to settle the value in excess of the principal amount in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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
As of December 31, 2022, the net carrying value of our goodwill and other intangible assets totaled approximately $4.6 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

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
The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organisation for Economic Co-operation and Development (“OECD”) have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business and financial statements.
We are or could be subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously-owned or subsequently-purchased entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, acquisition-related matters and general statutory claims or other claims pursuant to law, as well as regulatory or judicial subpoenas, requests for information, investigations and enforcement. We may also become involved in lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses acquired or divested by us or our predecessors. The types of claims made in lawsuits may include claims for compensatory damages, incidental damages, consequential damages, and punitive damages (and in some types of cases, treble damages) and/or injunctive relief. The pursuit or defense of these lawsuits may divert our management’s attention, we may incur significant expenses in pursuing or defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Brea, California in a facility that we lease. As of December 31, 2022, our facilities included approximately 34 significant office, research and development, manufacturing and distribution facilities. Thirteen of these facilities are located in the U.S. in six states and 21 are located outside the U.S. in 13 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and the Middle East. These facilities cover approximately 2.6 million square feet, of which approximately 0.6 million square feet are owned and approximately 2.0 million square feet are leased. Particularly outside the U.S., facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 8 to our audited consolidated financial statements for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our financial position, results of operations or cash flows. For additional information, please see Note 15 to our audited consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information with Respect to our Common Stock
Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “NVST.”
The number of holders of record of our common stock as of February 10, 2023 was 21. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the S&P Health Care Index from September 18, 2019, the first day our stock traded on the NYSE, through December 31, 2022. The graph assumes $100 was invested in each of our common stock, the S&P 500 Index, and the S&P Health Care Index as of the market close on September 18, 2019. The S&P 500 Stock Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Performance Graph Table
	September 18, 2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Envista Holdings Corporation	$100	$106	$121	$161	$120
S&P 500 Index	$100	$108	$128	$165	$135
S&P 500 Health Care Index	$100	$113	$126	$156	$150

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
Recent Sales of Unregistered Securities
On January 21, 2022, we completed the issuance of 273,522 restricted stock units (“RSUs”) to Pacific Dental Services, LLC (“PDS”) pursuant to a development agreement by and between the Company and PDS dated as of December 23, 2021 (the “Development Agreement”) and a share issuance agreement entered into by the parties on the same date. The RSUs will vest upon achievement of certain milestones pursuant to the Development Agreement and will convert on a 1-for-1 basis into shares of our common stock upon vesting. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations of our business is designed to provide a reader of our financial statements with a narrative from the perspective of management. You should read the following discussion in conjunction with the sections entitled “Envista Holdings Corporation Audited Consolidated Financial Statements” included in this Annual Report on Form 10-K. This section of the Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into six sections:
◦Overview
◦Results of Operations
◦Liquidity and Capital Resources
◦Qualitative and Quantitative Disclosures About Market Risk
◦Critical Accounting Estimates
◦New Accounting Standards

OVERVIEW
General
We provide products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. We help our customers deliver the best possible patient care through industry-leading solutions, technologies, and services. With leading brand names, innovative technology and significant market positions, we are a leading worldwide provider of a broad range of solutions to support implant-based tooth replacements, orthodontic treatments, digital imaging and diagnostics, as well as general dental consumables, equipment and services, and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries across North America, Asia, Europe, the Middle East and Latin America.

During 2022, 51% of our sales were derived from customers outside the United States. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. The global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. During the year ended December 31, 2022, notwithstanding improvement in many markets in which we operate due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19. In particular, sales decreased in China due to lockdowns early in the year and a subsequent relaxing of restrictions, which resulted in increased infection rates.

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. Russia’s invasion of Ukraine did not have a material impact on our financial position or results of operations as of and for the year ended December 31, 2022.

Industry Trends
We operate in the large and growing global dental products industry. We believe growth in the global dental industry will be driven by:
◦an aging population;
◦the current under penetration of dental procedures, especially in emerging markets;
◦improving access to complex procedures due to increasing technological innovation;
◦an increasing demand for cosmetic dentistry; and
◦growth of DSOs, which are expected to drive increasing penetration of, and access to, dental care globally.

Product Development, New Product Launches and Commercial Investment
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation. Our future growth and success depend on both our pipeline of new products and technologies, including new products and technologies that we may obtain through license or acquisition, and the expansion of the use of our existing products and technologies. We believe we are a leader in dental research and development (“R&D”), with approximately $287.3 million of R&D expenditures since 2020 and a track record of product innovation, business development and commercialization.
We continue transforming our portfolio by investing in our Implant-Based Tooth Replacement and Orthodontic Solutions businesses and also making investments in emerging markets, critical to our growth strategy. The cost reduction initiatives we have taken and will continue to undertake in the future allow us to further invest in this growth strategy, which in turn we believe should improve our margins.
Our continued investment in Spark, our clear aligner system, has led to increased manufacturing capacity and continues to gain market adoption as orthodontists and their patients see the benefits of the clear, stain resistant and comfortable design. We believe that Spark will provide growth opportunities for our Orthodontic Solutions business over the next several years.

Foreign Exchange Rates
Significant portions of our sales and costs are exposed to changes in foreign exchange rates. During the year ended December 31, 2022, our products were sold in more than 140 countries and 51% of our sales were to customers outside of the United States. We seek to manage our foreign exchange risk, in part, through our operations, including managing same-currency sales in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As our operations use multiple foreign currencies, including the euro, British pound, Brazilian real, Australian dollar, Japanese yen, Canadian dollar and Chinese yuan, changes in those currencies relative to the U.S. dollar will impact our sales, cost of sales and expenses, and consequently, net income. Exchange rate fluctuations in emerging markets may also directly affect our customers’ ability to buy our products in these geographic markets.

On a year-over-year basis, currency exchange rates negatively impacted reported sales by 3.5% for the year ended December 31, 2022 compared to the comparable period of 2021, primarily due to the strengthening of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations.
General Economic Conditions
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions, including rising inflation, increasing interest rates, fluctuating foreign currency exchange rates, slowing economic growth, and continuing supply chain disruptions. Dental costs are largely out-of-pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be more susceptible to changes in economic conditions.
Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. For example, China has implemented volume-based procurement policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumables.

Manufacturing and Supply
To date, COVID-19 has had, and may continue to have, an adverse impact on our supply chains and distribution systems. The increase in consumer demand resulting from the lifting of lockdowns has created significant challenges for supply chains as a result of labor and raw material shortages.
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
Business Performance
During the year ended December 31, 2022, our sales increased 2.4%, while core sales increased 4.1% as compared to the comparable period of 2021. The impact of foreign currency exchange rates reduced sales in the year ended December 31, 2022, by 3.5% compared to the comparable period of 2021.
Acquisitions and Divestitures
Our growth strategy contemplates future acquisitions and we continually evaluate potential acquisitions that either strategically fit with our existing portfolio or expand our portfolio into new and attractive business areas. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved. During the year ended December 31, 2022, we completed two acquisitions.

On April 20, 2022, we completed our acquisition of Carestream Dental’s Intraoral Scanner Business for total consideration of approximately $580.3 million, including contingent consideration of $7.5 million, and subject to certain customary adjustments as provided in the Purchase Agreement. The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of our Equipment & Consumables segment. We purchased the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities as well as the acquisition of all of the equity of certain subsidiaries of Carestream Dental.

On July 5, 2022, we acquired all of the equity of Osteogenics for total consideration of approximately $128.2 million, subject to certain customary adjustments as provided in the Equity Purchase Agreement dated May 17, 2022. Osteogenics develops innovative regenerative solutions for periodontists, oral and maxillofacial surgeons, and clinicians involved in implant dentistry throughout the world, and is part of our Specialty Products & Technologies segment.

On December 31, 2021, we sold substantially all of the KaVo Treatment Unit and Instrument Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement (the “Purchase Agreement”) among the Company, Planmeca, and Planmeca Oy, as guarantor. Additionally, on December 30, 2021, we entered into an amendment to the Purchase Agreement (the "Amendment"), providing that the transfer of net assets in Russia, China and Brazil (the "Relevant Jurisdictions") be deferred until the purchaser had formed entities for such transfer of assets in each such Relevant Jurisdiction and the applicable asset transfer agreement could be executed and consummated (each such asset transfer, a "Deferred Local Closing"). Except for the implementation of the Deferred Local Closings and related matters regarding the assets in the Relevant Jurisdictions, the provisions, terms and conditions of the Purchase Agreement were not materially amended by the Amendment. The Amendment did not alter the preliminary purchase price that Planmeca paid to the Company upon the closing of the Divestiture. At December 31, 2021, we recorded a liability of $10.8 million for the proceeds related to the Relevant Jurisdictions. As of December 31, 2022, all three Relevant Jurisdictions have closed and the related liability associated with the proceeds released. In accordance with the terms of the Purchase Agreement, we received total net cash consideration of $386.4 million.

The Divestiture was part of our strategy to structurally improve our long-term margins and represented a strategic shift with a major effect on our operations and financial results as described in Accounting Standards Codification (“ASC“) 205-20. The sale met the criteria to be accounted for as a discontinued operation. Accordingly, we have applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, we reclassified the Divestiture to assets and liabilities held for sale on our Consolidated Balance Sheets and reclassified the financial results of the Divestiture in our Consolidated Statements of Operations for all periods presented. Our Consolidated Statements of Cash Flows include the financial results of the KaVo Treatment Unit and Instrument Business for all periods presented. We also revised our discussion and presentation of operating and financial results to be reflective of our continuing operations as required by ASC 205-20. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

With the sale of the KaVo Treatment Unit and Instrument business and our two recent acquisitions, we continue to make significant progress toward our long-term goal of re-calibrating our product portfolio to higher growth and higher margin segments. The Divestiture and the acquisitions shifted our revenue mix from approximately 50% each for the Specialty Products & Technology and Equipment & Consumables segments to 62% for the Specialty Products & Technology segment and 38% for the Equipment & Consumables segment. The Specialty Products & Technology segment is a higher growth and higher margin business than the Equipment & Consumables segment. These transactions have allowed us to focus more on higher value and higher margin consumables, imaging, and digital workflow solutions.
Non-GAAP Measures
In order to establish period-to-period comparability, we include the non-GAAP measure of core sales in this report. References to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to GAAP, but excluding:
•sales from acquired businesses;
•sales from discontinued products; and
•the impact of currency translation.
We exclude sales from acquired businesses in order to provide accurate year over year comparisons. Sales from discontinued products includes major brands or major products that we have made the decision to discontinue as part of a portfolio restructuring. Discontinued brands or products consist of those which we (1) are no longer manufacturing, (2) are no longer investing in the research or development of, and (3) expect to discontinue all significant sales of within one year from the decision date to discontinue. The portion of sales attributable to discontinued brands or products is calculated as the net decline of the applicable discontinued brand or product from period-to-period. We exclude sales from discontinued products because discontinued products do not have a continuing contribution to operations and management believes that excluding such items provides investors with a means of evaluating our on-going operations and facilitates comparisons to our peers.

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

RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated statements of earnings should be read along with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all financial data in this Annual Report on Form 10K refer to continuing operations only. For more information on the consolidated basis of preparation, see Note 1 to our audited consolidated financial statements elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,						% Change	% Change
($ in millions)	2022		2021		2020		2022/2021	2021/2020
Sales	$2,569.1	100.0%	$2,508.9	100.0%	$1,929.1	100.0%	2.4%	30.1%
Cost of sales	1,094.3	42.6%	1,082.4	43.1%	874.3	45.3%	1.1%	23.8%
Gross profit	1,474.8	57.4%	1,426.5	56.9%	1,054.8	54.7%	3.4%	35.2%
Operating costs:
SG&A expenses	1,055.5	41.1%	1,019.8	40.6%	924.6	47.9%	3.5%	10.3%
R&D expenses	100.1	3.9%	100.5	4.0%	86.7	4.5%	(0.4)%	15.9%
Operating profit	319.2	12.4%	306.2	12.2%	43.5	2.3%	4.2%	603.9%
Nonoperating income (expense):
Other income (expense)	3.1	0.1%	2.4	0.1%	(1.0)	(0.1)%	29.2%	NM
Interest expense, net	(38.4)	(1.5)%	(54.1)	(2.2)%	(62.5)	(3.2)%	(29.0)%	(13.4)%
Income (loss) before income taxes	283.9	11.1%	254.5	10.1%	(20.0)	(1.0)%	11.6%	NM
Income tax (benefit) expense	45.9	1.8%	(9.0)	(0.4)%	(62.5)	(3.2)%	NM	(85.6)%
Income from continuing operations	238.0	9.3%	263.5	10.5%	42.5	2.2%	(9.7)%	520.0%
Income (loss) from discontinued operations, net of tax	5.1	0.2%	77.0	3.1%	(9.2)	(0.5)%	(93.4)%	NM
Net income	$243.1	9.5%	$340.5	13.6%	$33.3	1.7%	(28.6)%	922.5%

Effective tax rate	16.2%		(3.5)%		312.5%

Non-meaningful percentage change related to year-to-year comparisons are designated as NM.
Business Segments
Sales by business segment were as follows ($ in millions):

	For the Years Ended December 31,
	2022	2021	2020
Specialty Products & Technologies	$1,598.6	$1,507.8	$1,117.3
Equipment & Consumables	970.5	1,001.1	811.8
Total	$2,569.1	$2,508.9	$1,929.1

GAAP Reconciliation
Sales and Core Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total sales growth (GAAP)	2.4%	30.1%
Less the impact of:
Acquisitions	(1.8)%	—%
Discontinued products	—%	0.4%
Currency exchange rates	3.5%	(1.5)%
Core sales growth (non-GAAP)	4.1%	29.0%
Sales and core sales growth for the year ended December 31, 2022 increased 2.4% and 4.1%, respectively, compared to the comparable period in 2021. An increase in sales volume positively impacted sales growth by 2.5% on a period-over-period basis, combined with a price increase of 1.6%. Sales in developed markets increased primarily due to strong growth in Western Europe combined with a modest increase in North America. Sales in emerging markets increased primarily due to continued recovery from the COVID-19 pandemic, partially offset by a decrease in China sales due to localized responses to the pandemic, including lockdowns early in the year and subsequent relaxing of restrictions which resulted in an increase to infection rates.
COST OF SALES AND GROSS PROFIT MARGIN

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Cost of sales	$1,094.3	$1,082.4	$874.3
Gross profit margin	57.4%	56.9%	54.7%
The increase in cost of sales during the year ended December 31, 2022, as compared to the comparable period in 2021, was primarily due to higher sales and the unfavorable impact of higher costs due to inflation, partially offset by lower restructuring spend.
The increase in gross profit margin during the year ended December 31, 2022, as compared to the comparable period in 2021, was primarily due to an increase in sales volume and price, combined with lower restructuring spend, partially offset by the unfavorable impact from foreign exchange rates and higher costs due to inflation.

OPERATING EXPENSES

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Selling, general and administrative expenses	$1,055.5	$1,019.8	$924.6
Research and development expenses	$100.1	$100.5	$86.7
SG&A as a % of sales	41.1%	40.6%	47.9%
R&D as a % of sales	3.9%	4.0%	4.5%
The increase in SG&A expenses as a percentage of sales for the year ended December 31, 2022 as compared to the comparable period of 2021, was primarily due to higher sales and marketing expenses, increased amortization of intangible assets and acquisition related costs, partially offset by higher sales volume.
R&D expenses as a percentage of sales for the year ended December 31, 2022, was consistent with the comparable period in 2021.
OTHER INCOME (EXPENSE), NET
Included in other income (expense) for the years ended December 31, 2022 and 2021 were $3.1 million and $2.6 million, respectively of other income (expense) components of net periodic benefit costs.

INTEREST COSTS AND FINANCING
Interest costs were $38.4 million and $54.1 million for the years ended December 31, 2022 and 2021, respectively. The decrease in interest expense for the year ended December 31, 2022 as compared to the comparable period of 2021 was primarily due to the absence of accretive interest expense related to the convertible debt discount as a result of adopting ASU 2020-06 and overall lower debt outstanding, partially offset by higher interest rates.
For a discussion of our outstanding indebtedness, refer to Note 16 to our audited consolidated financial statements elsewhere in this Annual Report on Form 10-K.

INCOME TAXES

	For the Years Ended December 31,
	2022	2021	2020
Effective tax rate	16.2%	(3.5)%	312.5%

Our effective tax rate for the year ended December 31, 2022 was 16.2% compared to (3.5)% in 2021. The change in the effective rate was primarily due to the Company’s geographical mix of earnings and certain Swiss discrete tax benefits in 2021 not recurring in 2022.

SPECIALTY PRODUCTS & TECHNOLOGIES
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, including regenerative products, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.

Specialty Products & Technologies Selected Financial Data

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Sales	$1,598.6	$1,507.8	$1,117.3
Operating profit	268.6	272.3	65.8
Depreciation	20.5	24.0	20.6
Amortization	60.2	60.0	60.0
Operating profit as a % of sales	16.8%	18.1%	5.9%
Depreciation as a % of sales	1.3%	1.6%	1.8%
Amortization as a % of sales	3.8%	4.0%	5.4%
GAAP Reconciliation
Sales and Core Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total sales growth (GAAP)	6.0%	34.9%
Less the impact of:
Acquisitions	(1.1)%	—%
Discontinued products	—%	(0.1)%
Currency exchange rates	4.2%	(1.8)%
Core sales growth (non-GAAP)	9.1%	33.0%
Sales
Sales and core sales growth for the year ended December 31, 2022 increased 6.0% and 9.1%%, respectively, compared to the comparable period in 2021. Sales growth increased by 8.4% due to higher volume as demand improved for implant systems and orthodontic products, combined with an increase in sales price which impacted sales growth by 0.7% on a period-over-period basis.
Sales in developed markets, for the year ended December 31, 2022, increased primarily due to an increase in North America, Western Europe, Eastern Europe and as well as sales in emerging markets, primarily due to reduced impact of COVID-19 measures. Additionally, sales for the year ended December 31, 2022 were also positively impacted by the acquisition of Osteogenics.
Operating Profit

Operating profit margin was 16.8% for the year ended December 31, 2022, as compared to an operating profit margin of 18.1% for the comparable period of 2021. The decrease in operating profit margin for the year ended December 31, 2022, was primarily due to unfavorable product mix as well as investments in our long-term growth initiatives, including higher sales and marketing expenses and the impact of inflation. The costs were partially offset by higher sales volume and price.
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

Equipment & Consumables Selected Financial Data

	For the Year Ended December 31,
($ in millions)	2022	2021	2020
Sales	$970.5	$1,001.1	$811.8
Operating profit	172.4	153.8	53.6
Depreciation	8.8	9.9	11.4
Amortization	45.8	21.5	27.3
Operating profit as a % of sales	17.8%	15.4%	6.6%
Depreciation as a % of sales	0.9%	1.0%	1.4%
Amortization as a % of sales	4.7%	2.1%	3.4%
GAAP Reconciliation
Sales and Core Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total sales growth (GAAP)	(3.1)%	23.3%
Less the impact of:
Acquisitions	(2.8)%	1.0%
Currency exchange rates	2.5%	(0.9)%
Core sales growth (non-GAAP)	(3.4)%	23.4%
Sales
Sales and core sales growth for the year ended December 31, 2022 decreased 3.1% and 3.4%, respectively, compared to the comparable period in 2021. Price positively impacted sales growth by 2.9% on a period-over-period basis, while sales decreased by 6.3% due to lower demand for our imaging products and infection prevention products, offset by increased demand in our restorative and endodontic solutions.
Sales in developed markets, for the year ended December 31, 2022, decreased primarily due to a decrease in North America and Western Europe combined with the decrease in sales in China and other emerging markets. Sales for the year ended December 31, 2022 were positively impacted by the acquisition of the Intraoral Scanner Business.

Operating Profit
Operating profit margin was 17.8% for the year ended December 31, 2022, as compared to an operating profit margin of 15.4% for the comparable period of 2021. The increase in operating profit margin was primarily due to higher sales price, favorable product mix, and lower restructuring costs, partially offset by lower sales volume, increased amortization of intangibles, and an unfavorable incremental material price costs due in part to inflation.
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

Following is an overview of our cash flows and liquidity, which includes the cash flows of the KaVo Treatment Unit and Instrument Business for all periods presented:

Overview of Cash Flows and Liquidity

	Year Ended December 31,
($ in millions)	2022	2021	2020
Net cash provided by operating activities	$182.7	$361.6	$283.9

Acquisitions, net of cash acquired	$(696.2)	$(2.1)	$(40.7)
Payments for additions to property, plant and equipment	(75.7)	(54.7)	(47.7)
Proceeds from sales of property, plant and equipment	3.3	11.6	5.3
Proceeds from sale of KaVo Treatment Unit and Instrument Business	73.9	312.5	—
Proceeds from the settlement of derivative financial instruments	56.0	11.4	14.0
All other investing activities	(18.6)	(16.0)	—
Net cash (used in) provided by investing activities	$(657.3)	$262.7	$(69.1)

Proceeds from revolving line of credit	$124.0	$—	$249.8
Repayment of revolving line of credit	(124.0)	—	(250.0)
Proceeds from borrowing	0.3	—	—
Repayments of borrowing	(0.5)	(475.7)	—
Proceeds from issuance of convertible senior notes	—	—	517.5
Payment of debt issuance and other deferred financing costs	—	(2.3)	(17.2)
Purchase of capped calls related to issuance of convertible senior notes	—	—	(20.7)
Proceeds from stock option exercises	21.8	19.5	13.8
Tax withholding payment related to net settlement of equity awards	(9.1)	(7.2)	(5.0)
All other financing activities	—	0.1	4.3
Net cash provided by (used in) financing activities	$12.5	$(465.6)	$492.5

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting cash flows.

Net cash provided by operating activities was $182.7 million during the year ended December 31, 2022 and $361.6 million in 2021. The decrease was primarily due to lower net income, higher incentive compensation payout, transaction costs associated with acquisitions and timing of tax payments.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.
Net cash used in investing activities was $657.3 million during the year ended December 31, 2022, as compared to $262.7 million provided by investing activities for the comparable period in 2021. This increase in cash used in investing activities during 2022 was primarily due to the acquisitions of Osteogenics and the Intraoral Scanner Business, and higher purchase of property, plant and equipment, partially offset by proceeds from the sale of the Kavo Treatment Unit and Instruments Business and the settlement of derivative financial instruments.

Financing Activities and Indebtedness
Net cash provided by financing activities was $12.5 million during the year ended December 31, 2022, compared to $465.6 million used in financing activities for the comparable period of 2021. The increase in cash provided by financing activities during 2022 was due to our repayment of $472.0 million of the Euro Term Loan Facility in February 2021 in connection with an amendment to the Credit Agreement.

For a description of our outstanding debt as of December 31, 2022 and the senior credit facilities, refer to Note 16 to our audited consolidated financial statements in this Annual Report on Form 10-K.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.
As of December 31, 2022, we had no borrowings outstanding under the revolving credit facility and we had the ability to incur an additional $750 million of indebtedness in direct borrowings under the revolving credit facility. As of December 31, 2022, we were in compliance with all of our debt covenants.

Cash and Cash Requirements
As of December 31, 2022, $606.9 million of cash and cash equivalents were held on deposit with financial institutions. Of this amount, $92.7 million was held within the United States and $514.2 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties and fund our restructuring activities as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business.”
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
As of February 10, 2023, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.
Purchase Obligations
The Company’s purchase obligations primarily consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of purchase obligations as of December 31, 2022,

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase Obligations	$84.6	$77.9	$3.2	$2.4	$1.1

For a description of our remaining contractual obligations, such as debt and leases see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16 - Debt and Credit Facilities” and “-Note 8 - Leases.”

Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2022.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$19.0	$14.5	$3.4	$0.4	$0.7
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

Debt Financing Transactions
Credit Agreement

On September 20, 2019, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which we borrowed approximately $1.3 billion, consisting of the three-year $650.0 million senior term loan facility and the three-year €600.0 million senior euro term loan facility (collectively the “Term Loans”). The Credit Agreement also included the five-year, $250.0 million revolving credit facility.

On February 9, 2021, in connection with an amendment to the Credit Agreement, we repaid $472.0 million of our senior euro term loan facility.

On June 15, 2021, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a syndicate of banks, The Amended Credit Agreement amends and restates our Credit Agreement, originally dated September 20, 2019 (as amended by Amendment No. 1 to Credit Agreement dated as of May 6, 2020, Amendment No. 2 to Credit Agreement dated as of May 19, 2020, and Amendment No. 3 to Credit Agreement dated as of February 9, 2021).

Under the Amended Credit Agreement: (a) the maturity date of our existing Term Loans has been extended to September 20, 2024, (b) the revolving credit facility has been increased from $250.0 million to $750.0 million, (c) we may request further increases to the revolving credit facility in an aggregate amount not to exceed $350.0 million, (d) the amount of cash and cash equivalents permitted to be netted in the definition of “Consolidated Funded Indebtedness” has been increased to up to the greater of (i) $250.0 million and (ii) 50% of Consolidated EBITDA as of the most recent measurement period, and (e) the floor on Eurocurrency rate loans applicable to the revolving credit facility and the senior term loan has been reduced to zero, in each case subject to and in accordance with the terms and conditions of the Amended Credit Agreement. We paid fees aggregating approximately $2.1 million in connection with the Amended Credit Agreement.

Convertible Senior Notes (the “Notes”)

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

Legal Proceedings
Please refer to Note 15 to our audited consolidated financial statements included in this Annual Report for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, please refer to “Item 1A. Risk Factors—General Risks.”

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in foreign currency exchange rates and commodity prices as well as credit risk, each of which could impact our consolidated financial statements. We generally address our exposure to these risks through our normal operating activities. Please refer to Note 2 to our audited consolidated financial statements included in this Annual Report for information regarding derivative financial instruments and discussion of exposures to foreign currency and foreign currency-denominated debt.
Interest Rate Risk
Certain of our borrowings are at variable rates of interest, which may expose us to interest rate risk. We have a $650 million senior term loan facility and a €208 million senior euro term loan facility. To manage our interest rate risk, we entered into an interest rate swap agreement during 2022, which matured in September 2022, to convert a portion of the senior term loan variable rate borrowing into a fixed rate borrowing. A 100 basis point increase in the interest rate related to the senior term loan and the senior euro term loan would have increased our interest expense by $7.0 million for 2022.

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

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales and net earnings in our consolidated financial statements. In addition, we have assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2022 would have reduced equity by approximately $248 million.
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

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
We believe the following accounting estimates are most critical to an understanding of our financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period-to-period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 2 to our audited consolidated financial statements.
Business Combinations – Purchase-Price Allocation

Our growth strategy contemplates future acquisitions that either strategically fit with our existing portfolio or expand our portfolio. As a result, accounting for such business combinations requires the allocation of purchase price to the various assets and liabilities of the acquired business at their respective fair values. We use all available information to make these fair value determinations. Determining the fair value of assets acquired requires judgement and assumptions regarding future projection of sales and operating margin, including discount rates.

Acquired Intangibles

Our business acquisitions typically result in the recognition of goodwill, patents, technology, customer relationships and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 9 to our audited consolidated financial statements for a description of our policies relating to acquisitions, goodwill and acquired intangibles.
On the first business day of the fourth quarter of 2022, we performed our annual goodwill impairment test. We first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performed a quantitative impairment test. When tested quantitatively, the estimated fair value of reporting units was determined using a combination of techniques, including an income approach and a market-based approach. The discounted cash flow model (i.e., an income approach) requires judgments and assumptions about projected sales growth, future operating margins, discount rates and terminal values. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to our reporting units, including operating results, business plans, economic projections, anticipated future cash flows, business trends and our market capitalization. There are inherent uncertainties related to these assumptions and our judgment in applying them to the analysis of goodwill impairment. Our analysis indicated that the fair values of our reporting units exceeded their carrying values and consequently did not result in an impairment charge.

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
If actual results are not consistent with our estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net income which would adversely affect our consolidated financial statements.
Contingent Liabilities
As discussed in Note 15 to our audited consolidated financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 15 to our audited consolidated financial statements. If the reserves we established with respect to these contingent liabilities are inadequate, we would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect our financial statements.
Pension Plans
For a description of our pension accounting practices, refer to Note 13 to our audited consolidated financial statements. Calculations of the amount of pension costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates and other factors. If the assumptions used in calculating pension costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) our financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans for 2022 would have increased the net obligation by $6.2 million ($4.8 million on an after-tax basis) from the amounts recorded in the financial statements as of December 31, 2022. A 50 basis point increase in the discount rates used for the plans for 2022 would have decreased the net obligation by $5.4 million ($4.2 million on an after-tax basis) from the amounts recorded in the financial statements as of December 31, 2022.
The plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return ranged from 3.50% to 4.10%. A 50 basis points decrease in the expected long-term rate of return on plan assets for 2023 would result in an increase of $0.4 million in pension expense for the plans for 2023.

Income Taxes

For a description of our income tax accounting policies, refer to Note 21 to our audited consolidated financial statements. We establish valuation allowances for our deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires us to make judgments and estimates regarding: (1) the ability under tax law to carry back losses, (2) timing and amount of the reversal of taxable temporary differences, (3) expected future taxable income of the appropriate character, and (4) the impact of prudent and feasible tax planning strategies that the Company would implement to prevent an otherwise expiring tax attribute to be unutilized. Future changes to enacted tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on our financial statements.

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
An increase of 1.0% in our 2022 nominal tax rate would have resulted in additional income tax expense for the year ended December 31, 2022 of $2.8 million.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our financial statements.

NEW ACCOUNTING STANDARDS
For a discussion of the new accounting standards impacting us, refer to Note 2 to our audited consolidated financial statements in this Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 16, 2023 appears on page 73 of this
Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envista Holdings Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible instruments in 2022 due to the adoption of ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment
Description of the Matter	As discussed in Note 9 to the consolidated financial statements, the Company’s annual test date for goodwill impairment is the first business day of its fiscal fourth quarter. Total goodwill as of December 31, 2022 was $3.5 billion and represented 53% of total assets. As discussed in Note 9 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company did not record any impairment of the carrying value of goodwill during the year ended December 31, 2022.

Auditing management’s goodwill impairment test for one of the Company’s reporting units was challenging and judgmental due to the estimation required to determine the fair value of the reporting unit. In particular, the significant judgments underlying the fair value estimate of this reporting unit relate to the assumption of future cash flows based on estimates of financial forecasts. This significant assumption is affected by estimated future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process. For example, we tested controls over management’s review of the estimated fair value of the reporting unit, the significant assumption utilized in the estimation of the fair value of the reporting unit, discussed above, and the data inputs utilized in the fair value estimate.

To test the estimated fair value of the Company’s reporting unit, our principal audit procedures included (i) evaluating the significant assumption, discussed above, and (ii) testing the underlying data used by the Company in its analysis. For example, we compared the significant assumption used by management, to historical results, the Company’s business model and other relevant factors. We also evaluated the consistency and appropriateness of the significant assumption selected for use in the discounted cash flow method against forecasts. We performed sensitivity analyses of the significant assumption to evaluate changes in fair value of the reporting unit to determine if contrary evidence exists. We also assessed the historical accuracy of management’s forecasts of financial results used in developing fair value estimates to assist in evaluating the reliability of the forecast utilized in the estimate.

Business Combinations
Description of the Matter	In April 2022, the Company completed its acquisition of the Carestream Dental Technology Parent Limited’s Intraoral Scanner Business (the Intraoral Scanner Business) for total consideration of $580.3 million, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination.
Auditing the Company's accounting for its acquisition of the Intraoral Scanner Business was complex due to the significant estimation required by management to determine the fair value of certain acquired intangible assets. The significant estimation was primarily due to the judgment utilized in the inputs of the valuation model used by management to measure the fair value of the acquired developed technology asset and the sensitivity of the fair value.
How We Addressed the Matter in Our Audit	We tested the Company's controls over its acquisition of the Intraoral Scanner Business. For example, we tested controls over the recognition and measurement of the developed technology asset and the consideration transferred, inclusive of the valuation models and underlying assumptions used to develop such estimates.
To test the estimated fair value of the developed technology asset, we performed audit procedures that included, among others, testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data.
As part of these procedures, we assessed the reasonableness of the estimates used in the valuation by (i) assessing the historical results compared to projected results, (ii) engaging valuation specialists to assess the methods, models, and assumptions used within the valuation, and (iii) verifying underlying assumptions utilized by management in the valuation of the acquired asset, including the key inputs, inclusive of the revenue projections attributable to the acquired asset.

/s/	Ernst & Young LLP

We have served as the Company's auditor since 2018.

Irvine, California

February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Envista Holdings Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Envista Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Irvine, California

February 16, 2023

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$606.9	$1,073.6
Trade accounts receivable, less allowance for credit losses of $16.2 and $20.7, respectively	393.5	331.9
Inventories, net	300.8	263.8
Prepaid expenses and other current assets	123.4	154.3
Assets held for sale	—	12.2
Total current assets	1,424.6	1,835.8
Property, plant and equipment, net	293.6	264.1
Operating lease right-of-use assets	131.8	128.1
Other long-term assets	153.7	167.8
Goodwill	3,496.6	3,132.0
Other intangible assets, net	1,086.7	1,046.4
Total assets	$6,587.0	$6,574.2
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$510.0	$432.4
Trade accounts payable	228.3	185.8
Accrued expenses and other liabilities	471.4	562.3
Operating lease liabilities	27.0	23.7
Liabilities held for sale	—	4.0
Total current liabilities	1,236.7	1,208.2
Operating lease liabilities	121.4	120.4
Other long-term liabilities	151.3	304.2
Long-term debt	870.7	883.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 163.7 million shares issued and 163.2 million shares outstanding at December 31, 2022; 162.0 million shares issued and 161.6 million shares outstanding at December 31, 2021	1.6	1.6
Additional paid-in capital	3,699.0	3,732.6
Retained earnings	731.4	466.9
Accumulated other comprehensive loss	(225.1)	(143.5)
Total Envista stockholders’ equity	4,206.9	4,057.6
Noncontrolling interests	—	0.4
Total stockholders’ equity	4,206.9	4,058.0
Total liabilities and stockholders’ equity	$6,587.0	$6,574.2
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2022	2021		2020
Sales	$2,569.1	$2,508.9		$1,929.1
Cost of sales	1,094.3	1,082.4		874.3
Gross profit	1,474.8	1,426.5		1,054.8
Operating expenses:
Selling, general and administrative	1,055.5	1,019.8		924.6
Research and development	100.1	100.5		86.7
Operating profit	319.2	306.2		43.5
Nonoperating income (expense):
Other income (expense)	3.1	2.4		(1.0)
Interest expense, net	(38.4)	(54.1)		(62.5)
Income (loss) before income taxes	283.9	254.5		(20.0)
Income tax expense (benefit)	45.9	(9.0)		(62.5)
Income from continuing operations, net of tax	238.0	263.5		42.5
Income (loss) from discontinued operations, net of tax (Note 4)	5.1	77.0		(9.2)
Net income	$243.1	$340.5		$33.3
Earnings per share:
Earnings from continuing operations - basic	$1.46	$1.63		$0.27
Earnings from continuing operations - diluted	$1.34	$1.48		$0.26

Earnings (loss) from discontinued operations - basic	$0.03	$0.48		$(0.06)
Earnings (loss)from discontinued operations - diluted	$0.03	$0.43		$(0.06)

Earnings - basic	$1.49	$2.11		$0.21
Earnings - diluted	$1.37	$1.92	*	$0.20
Average common stock and common equivalent shares outstanding:
Basic	162.9	161.2		159.6
Diluted	177.6	177.6		164.1
* Earnings per share is computed independently for earnings per share from continuing operations and earnings per share from discontinued operations. The sum of earnings per share from continuing operations and earnings per share from discontinued operations does not equal earnings per share due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$243.1	$340.5	$33.3
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(100.9)	(77.1)	53.9
Cash flow hedge adjustments	1.7	4.6	(6.4)
Pension plan adjustments	17.6	20.8	4.9
Total other comprehensive (loss) income, net of income taxes	(81.6)	(51.7)	52.4
Comprehensive income	$161.5	$288.8	$85.7
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 ($ in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2019	$1.6	$3,589.7	$93.1	$(144.2)	$3,540.2	$2.6
Common stock-based award activity	—	32.2	—	—	32.2	—
Equity component of convertible senior notes, net of financing costs and taxes	—	77.9	—	—	77.9	—
Purchase of capped calls related to issuance of convertible senior notes, net of taxes	—	(15.7)	—	—	(15.7)	—
Separation related adjustments	—	0.3	—	—	0.3	—
Net income	—	—	33.3	—	33.3	—
Other comprehensive income	—	—	—	52.4	52.4	—
Changes in noncontrolling interests	—	—	—	—	—	(2.2)
Balance, December 31, 2020	1.6	3,684.4	126.4	(91.8)	3,720.6	0.4
Common stock-based award activity	—	41.4	—	—	41.4	—
Separation related adjustments	—	6.8	—	—	6.8	—
Net income	—	—	340.5	—	340.5	—
Other comprehensive loss	—	—	—	(51.7)	(51.7)	—
Balance, December 31, 2021	1.6	3,732.6	466.9	(143.5)	4,057.6	0.4
Cumulative effect of adjustment related to change in accounting principle. (Note 16)	—	(77.8)	21.4	—	(56.4)	—
Balance, January 1, 2022	1.6	3,654.8	488.3	(143.5)	4,001.2	0.4
Change in noncontrolling interest	—	—	—	—	—	(0.4)
Common stock-based award activity	—	44.2	—	—	44.2	—
Net income	—	—	243.1	—	243.1	—
Other comprehensive loss	—	—	—	(81.6)	(81.6)	—
Balance, December 31, 2022	$1.6	$3,699.0	$731.4	$(225.1)	$4,206.9	$—

See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$243.1	$340.5	$33.3
Noncash items:
Depreciation	31.8	40.8	42.4
Amortization	106.0	82.8	90.2
Allowance for credit losses	4.8	5.6	23.0
Stock-based compensation expense	30.5	28.2	22.6
Gain on sale of property, plant and equipment	(1.9)	(2.2)	—
Gain on sale of KaVo treatment unit and instrument business	(8.9)	(11.7)	—
Restructuring charges	4.7	10.8	11.1
Impairment charges	6.4	18.4	32.6
Fair value adjustment of acquisition-related inventory	9.5	—	—
Amortization of right-of-use assets	24.3	28.3	30.5
Amortization of debt discount and issuance costs	4.1	23.3	13.4
Change in deferred income taxes	(29.0)	(59.0)	(91.4)
Change in trade accounts receivable	(71.0)	(43.2)	71.9
Change in inventories	(39.9)	(66.0)	11.9
Change in trade accounts payable	44.5	(20.3)	21.6
Change in prepaid expenses and other assets	(11.7)	(11.5)	(2.5)
Change in accrued expenses and other liabilities	(133.0)	34.3	10.0
Change in operating lease liabilities	(31.6)	(37.5)	(36.7)
Net cash provided by operating activities	182.7	361.6	283.9
Cash flows from investing activities:
Acquisitions, net of cash acquired	(696.2)	(2.1)	(40.7)
Payments for additions to property, plant and equipment	(75.7)	(54.7)	(47.7)
Proceeds from sales of property, plant and equipment	3.3	11.6	5.3
Proceeds from sale of KaVo treatment unit and instrument business, net	73.9	312.5	—
Proceeds from the settlement of derivative financial instruments	56.0	11.4	14.0
All other investing activities, net	(18.6)	(16.0)	—
Net cash (used in) provided by investing activities	(657.3)	262.7	(69.1)
Cash flows from financing activities:
Proceeds from revolving line of credit	124.0	—	249.8
Repayment of revolving line of credit	(124.0)	—	(250.0)
Proceeds from borrowing	0.3	—	—
Repayment of borrowing	(0.5)	(475.7)	—
Proceeds from issuance of convertible senior notes	—	—	517.5
Payment of debt issuance and other deferred financing costs	—	(2.3)	(17.2)
Purchase of capped calls related to issuance of convertible senior notes	—	—	(20.7)
Proceeds from stock option exercises	21.8	19.5	13.8
Tax withholding payment related to net settlement of equity awards	(9.1)	(7.2)	(5.0)
All other financing activities	—	0.1	4.3

Net cash provided by (used in) financing activities	12.5	(465.6)	492.5
Effect of exchange rate changes on cash and cash equivalents	(4.6)	26.0	(29.6)
Net change in cash and cash equivalents	(466.7)	184.7	677.7
Beginning balance of cash and cash equivalents	1,073.6	888.9	211.2
Ending balance of cash and cash equivalents	$606.9	$1,073.6	$888.9

Supplemental data:
Cash paid for interest	$38.4	$35.7	$56.7
Cash paid for taxes	$119.2	$84.0	$28.6
ROU assets obtained in exchange for operating lease obligations	$36.0	$24.7	$28.1
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company was formed in 2018, as a wholly-owned subsidiary of Danaher Corporation (“Danaher”), to serve as the ultimate parent company of the dental platform of Danaher. On September 20, 2019, the Company completed its initial public offering and on December 18, 2019, Danaher completed the disposition of its ownership interest in the Company referred to herein as the “Separation”.

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As discussed in Note 4, Discontinued Operations, on December 31, 2021, the Company sold its KaVo dental treatment unit and instrument business (the "KaVo Treatment Unit and Instrument Business"), which was part of the Company’s Equipment and Consumables segment. The previously reported amounts for the KaVo Treatment Unit and Instrument Business have been reclassified to discontinued operations for all periods presented. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic.

The extent of the impact of the COVID-19 pandemic on the Company remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. The global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. During the year ended December 31, 2022, notwithstanding improvement in many markets in which the Company operates due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19. In particular, sales decreased in China due to lockdowns early in the year and a subsequent relaxing of restrictions, which resulted in increased infection rates.

In addition, Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on the Company’s business, including impacting the Company’s ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting its ability to enforce its intellectual property rights in Russia, creating disruptions in the global supply chain, and by potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Consolidated Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of operations, therefore income attributable to noncontrolling interests are not presented separately in the Company’s Consolidated Statements of Operations. Income attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Use of Estimates
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
We account for acquisitions under Accounting Standards Codification (“ASC“) 805 Business Combinations and use the acquisition method of accounting. The consideration transferred for the acquisition of a subsidiary comprises (i) fair values of the assets transferred; (ii) liabilities assumed of the acquired business; and (iii) fair value of any asset or liability resulting from a contingent consideration arrangement. Identifiable assets acquired, and liabilities and contingent liabilities assumed in a business combination are, with limited exceptions, measured initially at their fair values at the acquisition date.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable and Allowances for Credit Losses
All trade accounts receivable are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from the Company’s trade accounts receivable portfolio. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, debt-servicing ability, past payment experience and credit bureau information and forecasts. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected.
Inventory Valuation
Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost or net realizable value primarily using the first-in, first-out method. Market value for raw materials is based on replacement costs and for other inventory classifications is based on net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its net realizable value.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery, equipment and other assets	3 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
Leases
The Company determines if an arrangement is a lease at inception and evaluates each lease agreement to determine whether the lease is an operating or finance lease. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives received, costs which will be incurred in exiting a lease and the amount of any asset or liability recognized on business combinations relating to favorable or unfavorable lease terms. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes.
Investments
Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. No significant realized or unrealized gains or losses were recorded during the three years ended December 31, 2022, 2021 and 2020 with respect to these investments.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, nonqualified deferred compensation plans, contingent consideration, derivatives, trade accounts payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 12 for the fair values of the Company’s other financial instruments.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually in the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performed a quantitative impairment test. When tested quantitatively, the Company uses a combination of techniques, including an income approach and a market-based approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and the Company’s market capitalization. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. The Company did not record any impairment loss for goodwill or indefinite-lived intangible assets in 2022, 2021 and 2020.
Management reviews the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Refer to Note 9 for additional information about the Company’s goodwill and other intangible assets.

Revenue Recognition
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

Shipping and Handling
Shipping and handling costs are considered a fulfillment cost and are included as a component of cost of sales. Revenue derived from shipping and handling costs billed to customers is included in sales.
Advertising
Advertising costs are expensed as incurred.
Research and Development
The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding the applications for which uses of the Company’s products are appropriate. Research and development costs are expensed as incurred.
Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Operations. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Operations. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, the Company does not believe this legislation will have a material impact on its Consolidated Financial Statements.

Restructuring
The Company periodically initiates restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with productivity improvement and restructuring actions can include termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when impairment is identified or when the associated liability is incurred. Refer to Note 20 for additional information.
Foreign Currency Translation
Exchange rate adjustments resulting from foreign currency transactions are recognized in net income, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive loss within equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented.
Derivative Financial Instruments
The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company may at times also enter into interest rate swaps to mitigate a portion of its interest rate risk related to the Company’s debt. The derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the interest rate swap qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive loss within equity.

Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive loss within equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Note 11 for additional information on derivative financial instruments.
Loss Contingencies
The Company records a reserve for loss contingencies when it is both probable that a loss will be incurred and the amount of the loss is reasonably estimable. The Company evaluates pending litigation and other contingencies at least quarterly and adjusts the reserve for such contingencies for changes in probable and reasonably estimable losses.
Accumulated Other Comprehensive Loss
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Foreign currency translation adjustments related to the Company’s cross-currency swap arrangements and foreign currency denominated debt that are designated as net investment hedges are adjusted for income taxes as those arrangements are not indefinite. Changes in the funded status of the pension plans, net of taxes, are recognized in the year in which the changes occur and reported in other comprehensive loss.
Stock-Based Compensation
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

Pension Plans
The Company measures its pension assets and obligations that determine the funded status as of the end of the Company’s fiscal year, and recognizes an asset for an over funded status or a liability for an underfunded status in its Consolidated Balance Sheets. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and reported in other comprehensive loss. Refer to Note 13 for additional information on the Company’s pension plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.

Accounting Standards Recently Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts, rather than at fair value. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance on January 1, 2022, which did not have a significant impact on the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40),” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 was effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective adoption approach. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative prior year information has not been restated and continues to be presented according to accounting standards in effect for those periods.

The adoption of ASU 2020-06 resulted in a $75.0 million increase to the carrying value of the convertible notes due 2025, net of deferred debt issuance costs and unamortized discount and a decrease to additional paid-in capital of $77.8 million. Additionally, the adoption resulted in a $21.4 million increase to retained earnings and an $18.6 million decrease to the related net deferred tax liability associated with the reduction of unamortized debt discount and deferred debt issuance costs. Refer to Note 16 for a further discussion of the impact of adopting ASU 2020-06.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for public entities through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the effective date of ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company adopted ASU 2020-04 as of December 31, 2022 and its adoption did not have an impact on the Company’s Consolidated Financial Statements.

NOTE 3. ACQUISITIONS
The Company completed the following acquisitions, using the acquisition method of accounting during, the year ended December 31, 2022:

Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc.
On July 5, 2022, the Company acquired all of the equity of Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc. (together "Osteogenics") for total consideration of approximately $128.2 million, subject to certain customary adjustments as provided in the Equity Purchase Agreement dated May 17, 2022. Osteogenics develops innovative regenerative solutions for periodontists, oral and maxillofacial surgeons, and clinicians involved in implant dentistry throughout the world, and is part of the Company’s Specialty Products & Technologies segment.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates ($ in millions):

	Osteogenics July 5, 2022	Intraoral Scanner Business April 20, 2022
Assets acquired:
Cash	$2.1	$2.7
Accounts receivable	2.5	0.1
Inventories	13.3	6.1
Intangible assets	53.0	129.8
Property, plant and equipment	—	0.3
Prepaids and Other Current Assets	1.3	—
Goodwill	77.3	373.1
Non-current deferred tax asset	—	96.0
Operating lease right-of-use assets	2.6	0.9
Other long-term assets	4.9	0.2
Total assets acquired	157.0	609.2
Liabilities assumed:
Accounts payable	(4.1)	(0.5)
Accrued expenses and other liabilities	(2.5)	(27.9)
Non-current deferred tax liability	(14.3)	—
Other long-term liabilities	(5.8)	—
Operating lease liabilities	(2.1)	(0.5)
Total liabilities assumed	(28.8)	(28.9)
Total net assets acquired	$128.2	$580.3

The Company may up to 12 months after closing refine the estimates of fair value and more accurately allocate the purchase price. Only items that existed as of the acquisition date are considered for subsequent adjustment. The finalization of the acquisition valuation assessment for these acquisitions may result in a change in the valuation of deferred taxes and goodwill, which could have a material impact on the Company’s financial statements.

The intangible assets acquired consist of trade name, developed technology, and customer relationships. The weighted average amortization period of the acquired intangible assets in the aggregate is 8 and 10 years for the Intraoral Scanner Business and Osteogenics, respectively.

The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill is not deductible for income tax purposes. The pro forma impact of the acquisitions is not presented as the acquisitions were not considered material to the Company's Consolidated Financial Statements.

Legal, accounting, and other professional service costs associated with the acquisitions were $14.5 million for the year ended December 31, 2022, and have been recorded as selling, general and administrative expense in the Consolidated Statements of Operations.

NOTE 4. DISCONTINUED OPERATIONS
On December 31, 2021, the Company sold substantially all of the KaVo Treatment Unit and Instrument Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement (the “Purchase Agreement”) among the Company, Planmeca, and Planmeca Oy, as guarantor. On December 30, 2021, the Company entered into an amendment to the Purchase Agreement (the "Amendment"), providing that the transfer of net assets in Russia, China and Brazil (the "Relevant Jurisdictions") would be deferred until the purchaser had formed entities for such transfer of assets in each such Relevant Jurisdiction and the applicable asset transfer agreement could be executed and consummated (each such asset transfer, a "Deferred Local Closing"). Except for the implementation of the Deferred Local Closings and related matters regarding the assets in the Relevant Jurisdictions, the provisions, terms and conditions of the Purchase Agreement were not materially amended by the Amendment. The Amendment did not alter the preliminary purchase price that Planmeca paid to the Company upon the closing of the Divestiture and the Company recognized the applicable gain or loss at the time of each Relevant Jurisdiction’s applicable closing. At December 31, 2021, the Company recorded a liability of $10.8 million for the proceeds related to the Relevant Jurisdictions. At December 31, 2022, all three Relevant Jurisdictions have closed and the related liability associated with the proceeds released. In accordance with the terms of the Purchase Agreement, the Company received total net cash consideration of $386.4 million.

The results of the Divestiture are presented as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements, with the exception of the Consolidated Statements of Cash Flows which include the financial results of the KaVo Treatment Unit and Instrument Business for all periods presented.

The carrying amounts of the assets and liabilities of the Divestiture held for sale are as follows ($ in millions):

December 31, 2021
ASSETS
Current assets:
Assets for Relevant Jurisdictions	$12.2
Current assets held for sale	$12.2
LIABILITIES AND EQUITY
Current liabilities:
Liabilities for Relevant Jurisdictions	$4.0
Current liabilities held for sale	$4.0

For the years ended December 31, 2021 and 2020, the amounts represent activity for the entire Divestiture, while amounts for the year ended December 31, 2022, represent activity for the remaining Relevant Jurisdictions prior to closing. The operating results of the Divestiture are reflected in the Consolidated Statements of Operations within income from discontinued operations, net of tax as follows ($ in millions):

	Year Ended December 31
	2022	2021	2020
Sales	$11.7	$413.5	$352.9
Cost of sales	9.1	234.6	249.6
Gross profit	2.6	178.9	103.3
Operating expenses:
Selling, general and administrative	3.2	75.6	99.3
Research and development	—	16.1	14.1
Operating (loss) profit	(0.6)	87.2	(10.1)
Income tax expense	—	21.9	(0.9)
(Loss) income from discontinued operations	(0.6)	65.3	(9.2)
Gain on sale of discontinued operations, net of tax	5.7	11.7	—
Net income (loss) from discontinued operations	$5.1	$77.0	$(9.2)

Significant non-cash operating items and capital expenditures for the Divestiture are reflected in the cash flows from operations as follows ($ in millions):

	Year Ended December 31
	2022	2021	2020
Cash flows from operating activities
Non-cash restructuring charges	$—	$—	$9.6
Impairment charges	$—	$—	$10.5
Depreciation and amortization[1]	$—	$5.8	$10.9

Cash flows from investing activities:
Capital expenditures	$—	$6.7	$3.8
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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2021	$20.7
Foreign currency translation	(0.8)
Provision for credit losses	4.8
Write-offs charged against the allowance	(4.1)
Recoveries	(4.4)
Balance at December 31, 2022	$16.2

NOTE 6. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2022	2021
Finished goods	$229.2	$214.3
Work in process	23.9	22.0
Raw materials	103.4	88.3
Reserve for inventory obsolescence	(55.7)	(60.8)
Total	$300.8	$263.8

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2022	2021
Land and improvements	$10.0	$10.7
Buildings and improvements	154.5	168.7
Machinery, equipment and other assets	370.2	354.5
Construction in progress	71.2	45.6
Gross property, plant and equipment	605.9	579.5
Less: accumulated depreciation	(312.3)	(315.4)
Property, plant and equipment, net	$293.6	$264.1

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
The components of operating lease expense for the years ended December 31 were as follows ($ in millions):

	2022	2021
Fixed operating lease expense (a)	$31.7	$32.4
Variable operating lease expense	7.2	6.1
Total operating lease expense	$38.9	$38.5
______________
(a)    Includes short-term leases and sublease income, both of which were not significant.
The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31:

	2022	2021
Weighted average remaining lease term	8 years	9 years
Weighted average discount rate	4.1%	3.5%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2022 ($ in millions):

2023	$32.2
2024	28.7
2025	23.9
2026	19.8
2027	16.8
Thereafter	50.3
Total operating lease payments	171.7
Less: imputed interest	(23.3)
Total operating lease liabilities	$148.4
As of December 31, 2022, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performed its annual goodwill impairment test on the first business day of the fourth quarter of 2022. The Company used a combination of techniques, including an income approach and a market-based approach in performing its annual goodwill impairment test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management.

No goodwill impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020 and no “triggering” events have occurred subsequent to the performance of the 2022 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge to net income may be required.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance, December 31, 2021	$2,029.7	$1,102.3	$3,132.0
Acquisitions	77.3	373.1	450.4
Foreign currency translation	(59.2)	(26.6)	(85.8)
Balance, December 31, 2022	$2,047.8	$1,448.8	$3,496.6

Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$432.2	$(236.4)	$313.8	$(215.3)
Customer relationships and other intangibles	924.1	(648.7)	907.4	(610.9)
Trademarks and trade names	224.8	(100.2)	216.3	(75.4)
Total finite-lived intangibles	1,581.1	(985.3)	1,437.5	(901.6)
Indefinite-lived intangibles:
Trademarks and trade names	490.9	—	510.5	—
Total intangibles	$2,072.0	$(985.3)	$1,948.0	$(901.6)
Total intangible amortization expense in 2022, 2021 and 2020 was $106.0 million, $81.5 million and $87.3 million, respectively. Based on the intangible assets recorded as of December 31, 2022, amortization expense is estimated as follows for the next five years and thereafter:

Years Ending December 31,
2023	$99.3
2024	89.6
2025	89.1
2026	81.1
2027	76.5
Thereafter	160.2
$595.8
NOTE 10. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2022		2021
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$148.0	$17.5	$188.9	$17.9
Sales and product allowances	85.1	1.3	75.4	1.2
Contract liabilities	78.9	8.6	60.1	5.1
Taxes, income and other	42.1	68.6	48.1	201.4
Restructuring-related employee severance, benefits and other	18.9	—	21.9	—
Pension benefits	5.6	17.5	5.6	41.7
Loss contingencies	8.1	27.6	8.4	30.3
Derivative financial instruments	—	—	19.6	—
Other	84.7	10.2	134.3	6.6
Total	$471.4	$151.3	$562.3	$304.2

NOTE 11.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company has foreign currency denominated long-term debt in the amount of €208.0 million. This senior unsecured term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The euro senior unsecured term loan facility is designated and qualifies as a non-derivative hedging instrument. Accordingly, the foreign currency translation of the euro senior unsecured term loan facility is recorded in accumulated other comprehensive loss in equity in the accompanying Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss in equity (see Note 18). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive loss into income during the period of change. The euro senior unsecured term loan facility matures in September 2024. Refer to Note 16 for a further discussion of the above loan facility.

The Company has used cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts were agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. The Company maintained cross-currency swap derivative contracts with respect to its $650.0 million senior unsecured term loan facility. These contracts effectively converted the $650.0 million senior unsecured term loan facility to an obligation denominated in euros and partially offset the impact of changes in currency rates on foreign currency denominated net investments. During the year ended December 31, 2022, the Company settled all of its cross-currency swap derivative contracts and as of December 31, 2022 did not have any cross-currency swap derivative contracts outstanding. The changes in the fair value of these instruments were recorded in accumulated other comprehensive loss in equity, in the accompanying Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that was also recorded in accumulated other comprehensive loss as reflected in Note 18. Any ineffective portions of net investment hedges were reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps was recorded in interest expense, net in the Company’s Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt.

The Company has also used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior unsecured term loans. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. During the year ended December 31, 2022, the existing interest rate swap matured. As of December 31, 2022, the Company did not have any outstanding interest rate swap contracts. The changes in the fair value of these instruments were recorded in accumulated other comprehensive loss in equity (see Note 18). Any ineffective portions of the cash flow hedges were reclassified from accumulated other comprehensive loss into income during the period of change. The interest income or expense from these swaps was recorded in interest expense in the Company’s Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt.
The following table summarizes the notional values as of December 31, 2022 and 2021 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the years ended December 31, 2022 and 2021 ($ in millions):

	Notional Amount	Gain Recognized in OCI
Year Ended December 31, 2022
Foreign currency denominated debt	$222.7	$13.8
Interest rate contract	—	2.2
Foreign currency contracts	—	68.5
Total	$222.7	$84.5

	Notional Amount	Gain Recognized in OCI
Year Ended December 31, 2021
Foreign currency denominated debt	$236.5	$32.5
Interest rate contracts	250.0	6.1
Foreign currency contracts	650.0	49.7
Total	$1,136.5	$88.3

Gains or losses related to the foreign currency contracts and foreign currency denominated debt were classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 18, as these items were attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate contracts were classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 18. The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the year ended December 31, 2022. The Company reclassified $10.2 million, net of tax, of certain deferred losses related to its net investment hedges from accumulated other comprehensive loss to income during the year ended December 31, 2021 related to the Divestiture. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the years ended December 31, 2022 and 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31, 2022 and 2021, in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2022	2021
Derivative liabilities:
Accrued expenses and other liabilities	$—	$19.6

Nonderivative hedging instruments:
Long-term debt	$222.7	$236.5
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022:
Liabilities:
Deferred compensation plans	$—	$15.8	$—	$15.8
Contingent consideration	$—	$—	$6.0	$6.0

December 31, 2021:
Liabilities:
Interest rate swap derivative contracts	$—	$2.2	$—	$2.2
Cross-currency swap derivative contracts	$—	$17.4	$—	$17.4
Deferred compensation plans	$—	$16.5	$—	$16.5
Derivative Instruments
The cross-currency and interest rate swap derivative contracts were classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates, foreign currency current exchange rates and forward curves as inputs. Refer to Note 11 for additional information.

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
Contingent Consideration
Contingent consideration represents a cash hold back intended to be used for certain liabilities related to the Company’s acquisition of the Intraoral Scanner Business (as further discussed in Note 3). Contingent consideration was classified as Level 3 in the fair value hierarchy as the estimated fair value was measured using a probability weighted discounted cash flow model.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as of December 31, were as follows ($ in millions):

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Contingent consideration	$6.0	$6.0	$—	$—
Interest rate swap derivative contracts	$—	$—	$2.2	$2.2
Cross-currency swap derivative contracts	$—	$—	$17.4	$17.4
Convertible senior notes due 2025	$510.0	$873.0	$432.1	$1,162.5
Long-term debt	$870.7	$870.7	$883.4	$883.4
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on December 31, 2022 and 2021. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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

The following sets forth the funded status of the Company’s plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	Pension Benefits
	2022	2021
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(129.1)	$(171.6)
Service cost	(5.5)	(7.3)
Interest cost	(1.8)	(1.2)
Employee contributions	(2.5)	(3.1)
Benefits and other expenses paid	3.0	3.3
Actuarial gain	27.3	13.0
Amendments, settlements and curtailments	7.7	33.2
Foreign exchange rate impact	3.4	4.6
Benefit obligation at end of year	(97.5)	(129.1)
Change in plan assets:
Fair value of plan assets at beginning of year	80.6	104.1
Actual return on plan assets	(1.7)	5.8
Employer contributions	5.5	6.0
Employee contributions	2.5	3.1
Amendments and settlements	(6.6)	(32.8)
Benefits and other expenses paid	(3.1)	(3.3)
Foreign exchange rate impact	(2.8)	(2.3)
Fair value of plan assets at end of year	74.4	80.6
Funded status	$(23.1)	$(48.5)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	December 31,
	2022	2021
Discount rate	3.9%	1.5%
Rate of compensation increase	2.8%	2.2%
Components of net periodic pension cost:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Service cost	$(5.5)	$(7.3)	$(9.7)
Interest cost	(1.8)	(1.2)	(1.6)
Expected return on plan assets	2.6	3.3	3.7
Amortization of prior service credit and initial net obligation	0.3	0.4	0.4
Amortization of actuarial gain (loss)	0.1	(0.7)	(1.4)
Net settlement and curtailment gain (loss)	1.9	0.8	(1.4)
Net periodic pension cost	$(2.4)	$(4.7)	$(10.0)

The following table represents the service cost and other net periodic benefit costs of the defined benefit pension plans incurred during the years ended December 31, 2022, 2021 and 2020 ($ in millions):

	2022	2021	2020

Service cost:
Cost of goods sold	$(0.8)	$(0.8)	$(1.2)
Selling, general and administrative	(4.7)	(6.5)	(8.5)
Other net periodic pension costs:
Other income (expense)	3.1	2.6	(0.3)
Total	$(2.4)	$(4.7)	$(10.0)
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	Year Ended December 31,
	2022	2021
Discount rate	2.4%	1.0%
Expected long-term return on plan assets	3.3%	3.2%
Rate of compensation increase	2.2%	1.3%

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

Included in accumulated other comprehensive loss as of December 31, 2022 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2.3 million ($1.8 million, net of tax) and unrecognized actuarial gain of $17.5 million ($13.6 million, net of tax). The unrecognized actuarial gain and prior service credits, net, are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2022. The amounts included in accumulated comprehensive income (loss) and expected to be recognized in net periodic pension costs during the year ending December 31, 2023 is a prior service credit of $0.4 million ($0.3 million, net of tax) and an actuarial gain of $1.4 million ($1.1 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2023.

Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans and is based primarily on contractual earnings rates included in existing insurance contracts as well as on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 2.3% to 5.3% in 2022 and 1.8% to 5.3% in 2021, with a weighted average rate of return assumption of 3.3% and 3.2% in 2022 and 2021, respectively.
Plan Assets
Plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan.
The Company has some investments that are valued using Net Asset Value (“NAV”) as a practical expedient. In addition, some of the investments valued using NAV may only allow redemption monthly, quarterly, semiannually or annually and require up to 90 days prior written notice. These investments valued using NAV primarily consist of mutual funds which allow the Company to diversify the portfolio.

The fair values of the Company’s pension plan assets as of December 31, 2022, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$8.4	$—	$—	$8.4
Insurance contracts	—	—	49.7	49.7
Total	$8.4	$—	$49.7	$58.1
Investments measured at NAV (a):
Mutual funds				16.3
Total assets at fair value				$74.4
______________
(a)The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2022 (in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases/(Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$50.1	$(0.1)	$(0.3)	$—	$49.7

The fair values of the Company’s pension plan assets as of December 31, 2021, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Insurance contracts	—	—	50.1	50.1
Total	$0.3	$—	$50.1	$50.4
Investments measured at NAV (a):
Mutual funds				30.2
Total assets at fair value				$80.6
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

Expected Contributions
During 2022, the Company contributed $5.5 million to its defined benefit pension plans. During 2023, the Company’s cash contribution requirements for its defined benefit pension plans are expected to be approximately $5.5 million.
The following sets forth benefit payments, which reflect expected future service, as appropriate, at December 31, 2022, are expected to be paid by the plans in the periods indicated ($ in millions):

2023	$5.6
2024	$5.1
2025	$5.1
2026	$4.8
2027	$4.8
2028 - 2032	$24.1
Other Matters
U.S. employees not covered by defined benefit plans are generally covered by defined contribution plans, which provide for Company funding based on a percentage of compensation. The Company provides eligible employees the opportunity to participate in defined contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Employees may contribute to various investment alternatives. In most of these plans, the Company matches a portion of the employees’ contributions. The Company’s contributions to these plans amounted to $19.1 million, $18.0 million and $11.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company’s expense for multiemployer pension plans totaled $1.6 million, $3.9 million and $8.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 14. WARRANTY
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2021	$9.4
Accruals for warranties issued during the year	15.3
Settlements made	(15.1)
Divestiture	(0.1)
Effect of foreign currency translation	(0.3)
Balance at December 31, 2022	$9.2

NOTE 15. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible, it is disclosed if deemed material and if such loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for certain incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $35.7 million and $38.7 million as of December 31, 2022 and 2021, respectively, which are included in accrued liabilities in the Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

As of December 31, 2022, the Company had $19.0 million of guarantees consisting primarily of outstanding standby letters of credit and bank guarantees. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.

NOTE 16. DEBT AND CREDIT FACILITIES
The components of the Company’s debt as of December 31, were as follows, net of debt discount and debt issuance costs ($ in millions):

	2022	2021
Senior term loan facility due 2024 (the “Term Loan”)	$648.3	$647.3
Senior euro term loan facility due 2024 (the “Euro Term Loan”)	222.4	236.1
Convertible senior notes due 2025	510.0	432.1
Other	—	0.3
Total debt	1,380.7	1,315.8
Less: current portion	(510.0)	(432.4)
Long-term debt	$870.7	$883.4

The Company’s contractual minimum principal payments are as follows ($ in millions):

2023	$—
2024	872.7
2025	517.5
Total	$1,390.2

Credit Agreement
On September 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks under which Envista borrowed approximately $1.3 billion, consisting of the three-year $650.0 million Term Loan and the three-year €600.0 million Euro Term Loan (together with the Term Loan, the “Term Loans”). The Credit Agreement also included the five-year, $250.0 million revolving credit facility (together with the Term Loans, the “Senior Credit Facilities”).

On February 9, 2021, in connection with an amendment to the Credit Agreement, the Company repaid $472.0 million of its Euro Term Loan.

On June 15, 2021, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a syndicate of banks. The Amended Credit Agreement amends and restates the Company’s Credit Agreement, originally dated September 20, 2019 (as amended by Amendment No. 1 to Credit Agreement dated as of May 6, 2020, Amendment No. 2 to Credit Agreement dated as of May 19, 2020, and Amendment No. 3 to Credit Agreement dated as of February 9, 2021).

Under the Amended Credit Agreement: (a) the maturity date of the Company’s existing Term Loans has been extended to September 20, 2024, (b) the revolving credit facility has been increased from $250.0 million to $750.0 million, (c) the Company may request further increases to the revolving credit facility in an aggregate amount not to exceed $350.0 million, (d) the amount of cash and cash equivalents permitted to be netted in the definition of “Consolidated Funded Indebtedness” has been increased to up to the greater of (i) $250.0 million and (ii) 50% of Consolidated EBITDA as of the most recent measurement period, and (e) the floor on Eurocurrency rate loans applicable to the revolving credit facility and the Term Loan has been reduced to zero, in each case subject to and in accordance with the terms and conditions of the Amended Credit Agreement. The Company paid fees aggregating approximately $2.1 million in connection with the Amended Credit Agreement.

The revolving credit facility includes an aggregate available borrowing capacity of $750.0 million with a $20.0 million sublimit for the issuance of standby letters of credit and can be used for working capital and other general corporate purposes. As of December 31, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility.
Under the Senior Credit Facilities, borrowings bear interest as follows: (1) Eurocurrency Rate Loans (as defined in the Amended Credit Agreement) bear interest at a variable rate equal to the London inter-bank offered (“LIBOR”) rate plus a margin of between 0.785% and 1.625%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement) as of the last day of the immediately preceding fiscal quarter; and (2) Base Rate Loans (as defined in the Amended Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time and (iii) the Eurocurrency Rate (as defined in the Amended Credit Agreement) plus 1.0%, plus (b) a margin of between 0.00% and 0.625%, depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter. In no event will Eurocurrency Rate Loans or Base Rate Loans bear interest at a rate lower than 0.0%. The Amended Credit Agreement provides for the use of Secured Overnight Financing Rate (“SOFR”) as a replacement rate upon a LIBOR cessation event. In addition, the Company is required to pay a per annum facility fee of between 0.09% and 0.225% depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and based on the aggregate commitments under the revolving credit facility, whether drawn or not.

The interest rates for borrowings under the Term Loan were 5.98% and 1.25% as of December 31, 2022 and 2021, respectively. The interest rate for borrowings under the Euro Term Loan was 3.28% and 0.95% as of December 31, 2022 and 2021, respectively. Interest is payable quarterly for the Term Loans. The Amended Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Amended Credit Agreement also requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Amended Credit Agreement contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. The Amended Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Amended Credit Agreement immediately due and payable. The Company was in compliance with all of its debt covenants as of December 31, 2022.
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

Prior to the adoption of ASU 2020-06, the Company separated the carrying amounts of the Notes and total issuance costs incurred into liability and equity components. For the Notes, the carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that did not have an associated convertible feature, while the carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. Total issuance costs incurred were then allocated to the liability and equity components of the Notes based on their relative values.

Due to the Company’s adoption of ASU 2020-06 on January 1, 2022, the Notes and related issuance costs incurred are no longer required to be bifurcated into separate liability and equity components. This resulted in a $75.0 million increase to the carrying value of the Notes due 2025, comprised of unamortized discount of $76.5 million and deferred debt issuance costs of $1.5 million and a decrease to additional paid-in capital of $77.8 million. Additionally, the adoption of ASU 2020-06 resulted in a $21.4 million increase to retained earnings and an $18.6 million decrease to the related net deferred tax liability associated with the reduction of unamortized debt discount and deferred debt issuance costs.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. In December 2021, the Company made the irrevocable election to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash, shares of the Company’s common stock or a combination of both. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of December 31, 2022 and 2021, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended December 31, 2022 and 2021, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Year Ended December 31,
	2022	2021
Contractual interest expense	$12.3	$12.3
Amortization of debt issuance costs	2.9	1.9
Amortization of debt discount	—	19.0
Total interest expense	$15.2	$33.2

For the years ended December 31, 2022 and 2021, the debt discount and debt issuance costs were amortized using an annual effective interest rate of 3.0% and 7.3%, respectively, to interest expense over the term of the Notes.

As of December 31, 2022 and 2021, the if-converted value of the Notes exceeded the outstanding principal amount by $311.7 million and $592.1 million, respectively.

Debt Discount and Debt Issuance Costs

As of December 31, 2022 and 2021, remaining unamortized debt discount and debt issuance costs for the Term Loan, Euro Term Loan and Convertible Senior Notes are as follows ($ in millions):

	2022		2021
	Debt Issuance Costs	Debt Discount	Debt Issuance Costs	Debt Discount
Convertible Senior Notes	$7.5	$—	$8.9	$76.5
Term Loan	1.7	—	2.7	—
Euro Term Loan	0.3	—	0.5	—
	$9.5	$—	$12.1	$76.5

The above unamortized debt discount and debt issuance costs have been netted against their respective aggregate principal amounts of the related debt and are being amortized to interest expense over the term of the respective debt.
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

NOTE 17. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Capital Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.01 per share and 15.0 million shares of preferred stock with a par value of $0.01 per share. No preferred shares were issued or outstanding as of December 31, 2022 and 2021.
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
The following table summarizes the Company’s stock activity (shares in millions):

	Year Ended December 31,
	2022	2021	2020
Common stock - shares issued:
Balance, beginning of period	162.0	160.2	158.7
Issuance of common stock	1.7	1.8	1.5
Balance, end of period	163.7	162.0	160.2

Stock-Based Compensation
The Company adopted the 2019 Omnibus Incentive Plan (the “Stock Plan”) that provides for the grant of stock appreciation rights, restricted stock units (“RSUs”), and performance stock units (‘PSUs”) (collectively, “Stock Awards”), as well as stock options (“Options”). A total of 21.0 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan. Under the Stock Plan, stock-based grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options and Stock Awards generally vest over a period of three to five years. Options expire ten years after the date of grant.
RSUs issued under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. The RSUs granted to employees provide for time-based vesting, generally over a three to five-year period. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. PSUs issued under the Stock Plan provide for the issuance of a share of the Company’s common stock based on the achievement of various financial performance metric targets and market conditions, which are set at the time of grant.

The Company accounts for stock-based compensation by measuring all RSUs, PSUs and Options at fair value as of the grant date. The Company recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period). The fair value for RSU awards is calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the Options granted is calculated using a Black-Scholes option pricing model (“Black-Scholes”).
On December 23, 2021 and January 21, 2022, the Company entered into and finalized, respectively, an RSU agreement with Pacific Dental Services (“PDS”) which awarded PDS RSUs with a fair value of $12.5 million, or 273,522 RSUs, based on the Company’s stock price on December 23, 2021. The RSUs vest over approximately three years and contain performance milestones. All of the 273,522 RSUs remained unvested as of December 31, 2022.
The following summarizes the assumptions used in the Black-Scholes model to value Options granted during the years ended December 31:

	2022	2021	2020
Risk-free interest rate	1.9 – 3.1%	1.0 – 1.3%	0.4 – 1.2%
Weighted average volatility	33.6%	25.3%	25.3%
Dividend yield	—%	—%	—%
Expected years until exercise	6.0	6.0	6.0
The risk-free rate of interest for periods within the contractual life of the awards is based on a zero-coupon U.S. government instrument with a maturity period that approximates the award’s expected term. The weighted average volatility used in the Black-Scholes model to value Options was estimated based on an average historical stock price volatility of a peer group of companies. The dividend yield was 0.0% as the Company does not offer a dividend. To estimate the option exercise timing used in the valuation model, in addition to considering the vesting period and contractual term of the Option, the Company analyzes and considers actual historical exercise experience for previously granted awards.
The amount of stock-based compensation expense recognized during a period is also based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated an annual forfeiture rate of 6.0% for the years ended December 31, 2022, 2021 and 2020.
The following summarizes the components of the Company’s stock-based compensation expense for the years ended December 31 ($ in millions):

	2022	2021	2020

RSUs / PSUs	$19.3	$15.5	$13.3
Options	11.2	12.2	8.9
Total stock-based compensation expense	$30.5	$27.7	$22.2

The Company’s stock-based compensation is primarily recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2022, $43.6 million of total unrecognized compensation cost related to Options and RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years.

The following summarizes the Company’s Option activity (in millions; except price per share and numbers of years):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	8.0	$17.81
Granted	2.2	$26.14
Exercised	(1.0)	$14.01
Cancelled/forfeited	(1.1)	$21.17
Outstanding as of December 31, 2020	8.1	$20.08
Granted	1.7	$38.15
Exercised	(1.3)	$15.74
Cancelled/forfeited	(0.6)	$26.74
Outstanding as of December 31, 2021	7.9	$24.16
Granted	0.5	$48.23
Exercised	(1.2)	$18.61
Cancelled/forfeited	(0.7)	$30.29
Outstanding as of December 31, 2022	6.5	$26.24	6.3	$59.7
Vested and expected to vest as of December 31, 2022	6.3	$26.09	6.3	$58.8
Vested as of December 31, 2022	3.2	$22.01	5.4	$39.3

Options outstanding as of December 31, 2022 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Number of Stock Options	Average Exercise Price	Average Remaining Life (in years)	Number of Stock Options	Average Exercise Price
$9.74 to 12.65	0.4	$12.00	2.4	0.4	$12.00
$12.66 to 19.22	1.6	$17.95	4.8	1.3	$17.66
$19.23 to 26.50	2.7	$24.15	6.5	1.0	$24.10
$26.51 to $41.95	1.4	$36.74	7.9	0.5	$35.85
$41.96 to 48.52	0.4	$48.01	8.9	—	$43.30
The intrinsic value of Options is calculated as the amount by which the market price of the Company’s stock exceeds the exercise price of the Option. The aggregate intrinsic value of Options exercised during the years ended December 31, 2022, 2021 and 2020 was $31 million, $33 million and $12 million, respectively.

The following summarizes information on unvested RSU and PSU activity related to the Company’s employees and non-employee directors (in millions; except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	2.1	$19.60
Granted	0.7	$25.76
Vested	(0.5)	$17.87
Forfeited	(0.4)	$20.98
Unvested at December 31, 2020	1.9	$22.01
Granted	0.5	$38.76
Vested	(0.5)	$20.34
Forfeited	(0.2)	$26.54
Unvested at December 31, 2021	1.7	$26.82
Granted	0.6	$47.80
Vested	(0.5)	$24.85
Forfeited	(0.3)	$33.62
Unvested at December 31, 2022	1.5	$34.85

The Company recognizes tax benefits for stock compensation in certain jurisdictions, primarily the United States, where tax deductions are based on market value at exercise or release and may exceed the grant-date value. The Company realized such tax benefits of $4 million, $4 million and $1 million in 2022, 2021 and 2020, respectively, related to the exercise of Options and $1 million in each of the years ended December 31, 2022, 2021 and 2020, related to the vesting and release of RSUs and PSUs. For all periods presented, the tax benefits were included as a component of income tax expense and as an operating cash inflow in the accompanying Consolidated Financial Statements.
In connection with the exercise of certain Options and the vesting of RSUs and PSUs, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holders (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2022, 192.4 thousand shares with an aggregate value of $9 million were withheld to satisfy the requirement. During the year ended December 31, 2021, 181.7 thousand shares with an aggregate value of $7 million were withheld to satisfy the requirement.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(116.4)	$0.1	$(27.9)	$(144.2)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	26.0	(8.4)	3.9	21.5
Income tax impact	27.9	2.0	(1.1)	28.8
Other comprehensive income (loss) before reclassifications, net of income taxes	53.9	(6.4)	2.8	50.3
Amounts reclassified from accumulated other comprehensive (loss) income:
Increase	—	—	2.9	2.9
Income tax impact	—	—	(0.8)	(0.8)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	—	—	2.1	2.1
Net current period other comprehensive income (loss), net of income taxes	53.9	(6.4)	4.9	52.4
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)
Other comprehensive loss before reclassifications:
(Decrease) increase	(72.7)	6.1	21.9	(44.7)
Income tax impact	(17.0)	(1.5)	(4.7)	(23.2)
Other comprehensive (loss) income before reclassifications, net of income taxes	(89.7)	4.6	17.2	(67.9)
Amounts reclassified from accumulated other comprehensive loss income:
Increase	15.9	—	5.0	20.9
Income tax impact	(3.3)	—	(1.4)	(4.7)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	12.6	—	3.6	16.2
Net current period other comprehensive (loss) income, net of income taxes	(77.1)	4.6	20.8	(51.7)
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)
Other comprehensive loss before reclassifications:
(Decrease) increase	(80.5)	2.2	24.6	(53.7)
Income tax impact	(20.4)	(0.5)	(5.2)	(26.1)
Other comprehensive (loss) income before reclassifications, net of income taxes	(100.9)	1.7	19.4	(79.8)
Amounts reclassified from accumulated other comprehensive loss income:
Increase	—	—	(2.3)	(2.3)
Income tax impact	—	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(1.8)	(1.8)
Net current period other comprehensive (loss) income, net of income taxes	(100.9)	1.7	17.6	(81.6)
Balance, December 31, 2022	$(240.5)	$—	$15.4	$(225.1)

NOTE 19. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2022 and 2021 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, experienced extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Year Ended December 31, 2022
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$711.1	$655.3	$1,366.4
Western Europe	388.9	121.1	510.0
Other developed markets	91.0	38.6	129.6
Emerging markets	407.6	155.5	563.1
Total	$1,598.6	$970.5	$2,569.1

	Year Ended December 31, 2021
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$668.9	$659.3	$1,328.2
Western Europe	366.6	125.9	492.5
Other developed markets	98.2	41.2	139.4
Emerging markets	374.1	174.7	548.8
Total	$1,507.8	$1,001.1	$2,508.9

Sales by Major Product Group:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Consumables	$2,147.5	$2,067.9	$1,590.7
Equipment	421.6	441.0	338.4
Total	$2,569.1	$2,508.9	$1,929.1
Consumable products include implants, regenerative products, prosthetics, orthodontic brackets, aligners and lab products from our Specialty Products & Technologies business segment and traditional consumables such as bonding agents and cements, impression materials, infection prevention products and restorative products from the Company’s Equipment & Consumables business segment. The Company’s equipment products include digital imaging systems, software and other visualization and magnification systems.

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

As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $52.7 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2022 and 2021, the contract liabilities were $87.5 million and $65.2 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the years ended December 31, 2022 and 2021, is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period that was included in the contract liability balance at December 31, 2021 and 2020, respectively.
Revenue recognized during the years ended December 31, 2022 and 2021 that was included in the contract liability balance at December 31, 2021 and December 31, 2020 was $52.8 million and $38.4 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 11%, 12%, and 11% of sales for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 20. RESTRUCTURING ACTIVITIES AND RELATED IMPAIRMENTS
Restructuring Activities
The Company’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing the Company’s strategy, pursuant to significant restructuring programs.
The related liability which is included in accrued liabilities in the Consolidated Balance Sheets is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2021	$21.4	$0.5	21.9
Costs incurred	20.8	5.7	26.5
Paid/settled	(24.0)	(5.5)	(29.5)
Balance, December 31, 2022	$18.2	$0.7	$18.9

Restructuring related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2022	2021	2020
Specialty Products & Technologies	$14.7	$25.2	$43.8
Equipment & Consumables	19.7	32.1	34.6
Other	3.2	6.3	6.0
Total	$37.6	$63.6	$84.4

The restructuring related charges incurred during the years ended December 31, are reflected in the following captions in the accompanying Consolidated Statements of Operations ($ in millions):

	2022	2021	2020
Cost of sales	$13.6	$35.9	$18.3
Selling, general and administrative expenses	24.0	27.7	66.1
Total	$37.6	$63.6	$84.4
Impairments

During the year ended December 31, 2022 and 2021, the Company made the decision to consolidate certain facilities in an effort to improve its cost structure. For the year ended December 31, 2022, the Company recognized a non-cash loss of $11.1 million with the majority of this loss consisting of $4.8 million related to the impairment of certain fixed assets and leases, which are included in selling, general and administrative expense and cost of sales and $4.7 million of inventory write-offs, which is included in cost of sales. For the year ended December 31, 2021, the Company recognized a non-cash loss of $29.8 million with the majority of this loss consisting of $19.0 million related to the impairment of certain fixed assets and leases, which are included in selling, general and administrative expense and cost of sales and $10.8 million of inventory write-offs, which is included in cost of sales.

NOTE 21. INCOME TAXES
Income (loss) before income taxes for the years ended December 31 were as follows ($ in millions):

	2022	2021	2020
United States	$21.9	$35.0	$(64.3)
International	262.0	219.5	44.3
Total	$283.9	$254.5	$(20.0)
The provision (benefit) for income taxes for the years ended December 31 were as follows ($ in millions):

	2022	2021	2020
Current:
Federal U.S.	$42.5	$17.7	$13.1
Non-U.S.	22.4	26.9	13.5
State and local	8.6	4.4	0.9
Deferred:
Federal U.S.	(31.3)	(2.2)	(13.1)
Non-U.S.	11.3	(57.5)	(72.7)
State and local	(7.6)	1.7	(4.2)
Income tax provision (benefit)	$45.9	$(9.0)	$(62.5)

Deferred tax assets and deferred tax liabilities are classified as long-term and are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Significant components of deferred tax assets and liabilities as of December 31 were as follows ($ in millions):

	2022	2021
Deferred tax assets:
Inventories	$15.4	$17.4
Pension benefits	6.2	11.5
Other accruals and prepayments	45.3	54.3
Lease liabilities	35.5	34.2
Stock-based compensation expense	7.5	6.8
Interest expense	36.0	8.7
Capitalized research expenses	15.1	3.8
Tax credit and loss carryforwards	38.2	117.3
Valuation allowances	(38.7)	(90.0)
Total deferred tax asset	160.5	164.0
Deferred tax liabilities:
Property, plant and equipment	(5.7)	(9.6)
Unrealized gains and losses	(6.2)	(6.5)
Right-of-use assets	(31.5)	(30.3)
Goodwill and other intangible assets	(92.2)	(192.3)
Total deferred tax liability	(135.6)	(238.7)
Net deferred tax asset (liability)	$24.9	$(74.7)
Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of $15.1 million and $133.0 million as of December 31, 2022 and 2021, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax assets of $40.0 million and $58.5 million as of December 31, 2022 and 2021, respectively. During 2022, the Company’s valuation allowance decreased by $51.3 million primarily due to a corresponding expiration of certain foreign net operating losses.

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

The 2022 decrease in the deferred tax liability for goodwill and other intangible assets included an income tax benefit of approximately $100.2 million related primarily to the acquisition of amortizable deferred tax assets associated with the Intraoral Scanner Business acquisition partially offset with deferred tax liabilities established in connection with the Osteogenics acquisition.

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

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Income
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.3	1.2	17.0
Impact of foreign operations	(5.0)	(6.4)	80.4
Foreign-Derived Intangible Income (“FDII”)	(0.7)	—	—
Subpart F and GILTI, net of foreign tax credits	6.7	6.4	(72.4)
Change in uncertain tax positions	(0.5)	—	3.4
Research and experimentation credits and other	(1.6)	(1.6)	13.2
Permanent differences and other	(0.9)	2.7	(20.3)
Excess tax benefit from stock-based compensation	(1.6)	(1.9)	11.6
Valuation allowance release on certain Swiss NOLs	—	(8.1)	—
Impact of step-up of Swiss assets	(1.5)	(16.8)	258.6
Effective income tax rate	16.2%	(3.5)%	312.5%
The Company realized tax benefits of $7.2 million, $6.7 million, and $4.2 million in 2022, 2021 and 2020 respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $4.6 million, $4.8 million and $2.3 million in 2022, 2021 and 2020, respectively. As required by ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), the excess tax benefits for the years ended December 31, 2022, 2021 and 2020 have been included in the provision for income taxes.
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Included in deferred income taxes as of December 31, 2022 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $35.5 million ($29.1 million of which the Company does not expect to realize and has corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2023 through 2042.
As of December 31, 2022, gross unrecognized tax benefits totaled $6.6 million ($9.2 million, including $2.6 million associated with potential interest and penalties). As of December 31, 2021, gross unrecognized tax benefits totaled $5.7 million ($7.6 million, including $1.9 million associated with potential interest and penalties). The Company recognized $0.6 million, $(0.1) million and $0.0 million in potential interest and penalties associated with uncertain tax positions during 2022, 2021 and 2020, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, the tax expense in future periods would be reduced by $9.2 million based upon the tax positions as of December 31, 2022. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Operations. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 10.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2022	2021	2020
Unrecognized tax benefits, beginning of year	$5.7	$7.1	$9.1
Additions based on tax positions related to the current year	0.3	0.3	0.3
Additions for tax positions of prior years	4.2	—	0.3
Reductions for tax positions of prior years	—	(0.3)	(1.7)
Lapse of statute of limitations	(2.3)	(1.0)	(1.0)
Settlements	(1.1)	(0.4)	—
Effect of foreign currency translation	(0.2)	—	0.1
Unrecognized tax benefits, end of year	$6.6	$5.7	$7.1
The Company is routinely examined by various domestic and international taxing authorities and operations in certain U.S. states and foreign jurisdictions remain subject to routine examination for tax years beginning with 2009.
The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $2.7 million within twelve months through resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations.
The Company operates in various non-U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specific period. These tax benefits are not material to the Company’s financial statements.

NOTE 22.  EARNINGS PER SHARE
Earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company will settle any Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company will settle the principal amount of the Notes in cash upon conversion, the Notes do not have an impact on the Company's diluted earnings per share until the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of earnings per share below for the dilutive impact of the Notes for the years ended December 31, 2022, 2021 and 2020.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2022	2021		2020
Numerator:
Income from continuing operations, net of tax	$238.0	$263.5		42.5
Income (loss) from discontinued operations, net of tax	$5.1	$77.0		$(9.2)
Net income	$243.1	$340.5		$33.3

Denominator:
Weighted-average common shares outstanding used in basic earnings (loss) per share	162.9	161.2		159.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	3.2	4.4		2.2
Assumed conversion of the Notes	11.5	12.0		2.3
Weighted average common shares outstanding used in diluted earnings (loss) per share	177.6	177.6		164.1

Earnings per share:
Earnings from continuing operations - basic	$1.46	$1.63		$0.27
Earnings from continuing operations - diluted	$1.34	$1.48		$0.26

Earnings (loss) from discontinued operations - basic	$0.03	$0.48		$(0.06)
Earnings (loss) from discontinued operations - diluted	$0.03	$0.43		$(0.06)

Earnings - basic	$1.49	$2.11		$0.21
Earnings - diluted	$1.37	$1.92	*	$0.20
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

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Year Ended December 31,
	2022	2021	2020
Stock-based awards	1.5	1.2	4.1

NOTE 23. SEGMENT INFORMATION
The Company operates and reports its results in two separate business segments, the Specialty Products & Technologies and Equipment & Consumables segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income (expense), interest expense and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at combined totals.

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

Detailed segment data as of and for the years ended December 31 is as follows ($ in millions):

	2022	2021	2020
Sales:
Specialty Products & Technologies	$1,598.6	$1,507.8	$1,117.3
Equipment & Consumables	970.5	1,001.1	811.8
Total	$2,569.1	$2,508.9	$1,929.1

Operating profit and reconciliation to income (loss) before taxes:
Specialty Products & Technologies	$268.6	$272.3	$65.8
Equipment & Consumables	172.4	153.8	53.6
Other	(121.8)	(119.9)	(75.9)
Operating profit	319.2	306.2	43.5
Nonoperating income (expense):
Other income (expense)	3.1	2.4	(1.0)
Interest expense, net	(38.4)	(54.1)	(62.5)
Income (loss) before taxes	$283.9	$254.5	$(20.0)

Depreciation and amortization:
Specialty Products & Technologies	$80.7	$84.0	$80.6
Equipment & Consumables	54.6	31.4	38.7
Other	2.5	2.4	2.4
Total	$137.8	$117.8	$121.7

Capital expenditures, gross:
Specialty Products & Technologies	$48.8	$37.2	$36.4
Equipment & Consumables	20.6	10.6	5.8
Other	2.7	1.3	1.7
Total	$72.1	$49.1	$43.9

Identifiable assets:	December 31, 2022	December 31, 2021
Specialty Products & Technologies	$3,475.7	$3,498.2
Equipment & Consumables	2,455.3	1,946.1
Held for sale	—	12.2
Other	656.0	1,117.7
Total	$6,587.0	$6,574.2

Operations in Geographical Areas:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Sales:
United States	$1,261.9	$1,223.4	$960.1
China	222.2	236.7	198.2
All other (each country individually less than 5% of total sales)	1,085.0	1,048.8	770.8
Total	$2,569.1	$2,508.9	$1,929.1

Property, plant and equipment, net:	December 31, 2022	December 31, 2021
United States	$183.4	$157.1
Sweden	41.4	49.0
Mexico	15.2	8.8
All other (each country individually less than 5% of total long-lived assets)	53.6	49.2
Total	$293.6	$264.1

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2022 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Envista Holdings Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

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

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	125

(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Master Sale and Purchase Agreement, dated as of September 7, 2021, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021, Commission File No. 001-39054)

2.2
Amendment Agreement to the Master Sale and Purchase Agreement, dated as of December 30, 2021, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 2.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

2.3
Second Amendment Agreement to the Master Sale and Purchase Agreement, dated as of April 30, 2022, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, Commission File No. 001-39054)

2.4
Third Amendment Agreement to the Master Sale and Purchase Agreement, dated as of July 28, 2022, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, Commission File No. 001-39054)

2.5
Fourth Amendment Agreement to the Master Sale and Purchase Agreement, dated as of September 30, 2022, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, Commission File No. 001-39054)

2.6
Stock and Asset Purchase Agreement, dated as of December 21, 2021, by and between Carestream Dental Technology Parent Limited and Envista Holdings Corporation (incorporated by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

2.7
Closing Agreement, dated as of April 20, 2022, by and among Envista Holdings Corporation and Carestream Dental Technology Parent Limited (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, Commission File No. 001-39054)

3.1
Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, Commission File No. 001-39054)

3.2
Second Amended and Restated Bylaws of Envista Holdings Corporation effective as of August 23, 2021 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 27, 2021, Commission File No. 001-39054)

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)
4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)
4.3
Indenture, dated as of May 21, 2020, between Envista Holdings Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2020, Commission File No. 001-39054)

4.4	Form of certificate representing the 2.375% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.3)
10.1
Amended Credit Agreement, dated as of June 15, 2021, by and among Envista Holdings Corporation, each Guarantor party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 16, 2021, Commission File No. 001-39054)

10.2*
Envista Holdings Corporation Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 5, 2020, Commission File No. 001-39054)

10.3*
Envista Holdings Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.4*
Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-233810) filed on September 17, 2019)

10.5*
Form of Envista Holdings Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.6*	Form of Envista Holdings Corporation Restricted Stock Unit Agreement
10.7*
Form of Envista Holdings Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(a)

10.8*
Form of Envista Holdings Corporation Agreement Regarding Solicitation and Protection of Proprietary Interests (California) (incorporated by reference to Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(b)

10.9*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.10*
Form of Envista Holdings Corporation Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.11*
Amendment No. 1 to Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.12*
Form of Envista Holdings Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.13*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Amir Aghdaei (incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.14*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Patrik Eriksson (incorporated by reference to Exhibit 10.24 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.15*
Offer Letter Agreement, dated January 1, 2022, between DH Dental Employment Services LLC and Jean-Claude Kyrillos (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.16*
Offer Letter Agreement, dated June 7, 2019, between DH Dental Employment Services LLC and Mark Nance (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054

10.17*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Howard Yu (incorporated by reference to Exhibit 10.25 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.18*
Form of Envista Holdings Corporation Excess Contribution Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.19*
Form of Envista Holdings Corporation Executive Deferred Incentive Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.20*
Form of Envista Holdings Corporation Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.21	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2020, Commission File No. 001-39054)
10.22*
Composite copy of Envista Holdings Corporation Savings Plan, as amended and restated effective as of February 23, 2021 (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (c)
101.SCH	XBRL Taxonomy Extension Schema Document (c)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (c)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (c)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (c)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (c)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
(a)    Applies to Messrs. Aghdaei and Nance.
(b)    Applies to Messrs. Eriksson, Kyrillos and Yu.
(c)    Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2023	ENVISTA HOLDINGS CORPORATION
	By:	/s/ Amir Aghdaei
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

Signature	Title	Date

/s/ Amir Aghdaei	President, Chief Executive Officer (Principal Executive Officer) and Director	February 16, 2023
Amir Aghdaei

/s/ Howard H. Yu	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2023
Howard H. Yu

/s/ Scott Huennekens	Chairman of the Board	February 16, 2023
Scott Huennekens

/s/ Wendy Carruthers	Director	February 16, 2023
Wendy Carruthers

/s/ Kieran T. Gallahue	Director	February 16, 2023
Kieran T. Gallahue

/s/ Barbara Hulit	Director	February 16, 2023
Barbara Hulit

/s/ Vivek Jain	Director	February 16, 2023
Vivek Jain

/s/ Daniel A. Raskas	Director	February 16, 2023
Daniel A. Raskas

/s/ Christine Tsingos	Director	February 16, 2023
Christine Tsingos

ENVISTA HOLDINGS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write Offs, Write Downs & Deductions	Recoveries	Balance at End of Period (a)
Year ended December 31, 2022:
Allowances deducted from asset account	—	—	—	—	—	—
Allowance for credit losses	$20.7	$4.8	$(0.8)	$(4.1)	$(4.4)	$16.2
Year ended December 31, 2021:
Allowances deducted from asset account	—	—	—	—	—	—
Allowance for credit losses	$30.5	$4.7	$(1.5)	$(7.3)	$(5.7)	$20.7
Year ended December 31, 2020:
Allowances deducted from asset account	—	—	—	—	—	—
Allowance for credit losses	$18.7	$19.2	$0.3	$(7.7)	$—	$30.5
______________
(a)Amounts include allowance for credit losses classified as current.