Form 10-Q
period 2023-03-31
Envista Holdings Corp
filed 2023-05-03
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of April 28, 2023, was 163,702,043.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$585.2	$606.9
Trade accounts receivable, less allowance for credit losses of $16.0 and $16.2, respectively	401.8	393.5
Inventories, net	307.2	300.8
Prepaid expenses and other current assets	120.1	123.4
Total current assets	1,414.3	1,424.6
Property, plant and equipment, net	297.6	293.6
Operating lease right-of-use assets	132.9	131.8
Other long-term assets	158.3	153.7
Goodwill	3,506.4	3,496.6
Other intangible assets, net	1,065.5	1,086.7
Total assets	$6,575.0	$6,587.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$510.8	$510.0
Trade accounts payable	186.8	228.3
Accrued expenses and other liabilities	423.6	471.4
Operating lease liabilities	28.4	27.0
Total current liabilities	1,149.6	1,236.7
Operating lease liabilities	121.3	121.4
Other long-term liabilities	151.3	151.3
Long-term debt	873.8	870.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 164.4 million shares issued and 163.7 million shares outstanding at March 31, 2023; 163.7 million shares issued and 163.2 million shares outstanding at December 31, 2022	1.6	1.6
Additional paid-in capital	3,712.8	3,699.0
Retained earnings	775.2	731.4
Accumulated other comprehensive loss	(210.6)	(225.1)
Total stockholders’ equity	4,279.0	4,206.9
Total liabilities and stockholders’ equity	$6,575.0	$6,587.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended
	March 31, 2023	April 1, 2022
Sales	$627.2	$631.4
Cost of sales	264.5	257.3
Gross profit	362.7	374.1
Operating expenses:
Selling, general and administrative	266.1	258.2
Research and development	24.5	24.4
Operating profit	72.1	91.5
Nonoperating income (expense):
Other income	0.3	0.3
Interest expense, net	(16.7)	(5.9)
Income before income taxes	55.7	85.9
Income tax expense	11.9	15.5
Income from continuing operations, net of tax	43.8	70.4
Income from discontinued operations, net of tax (Note 3)	—	4.5
Net income	$43.8	$74.9
Earnings per share:
Earnings from continuing operations - basic	$0.27	$0.43
Earnings from continuing operations - diluted	$0.25	$0.39

Earnings from discontinued operations - basic	$—	$0.03
Earnings from discontinued operations - diluted	$—	$0.03

Earnings - basic	$0.27	$0.46
Earnings - diluted	$0.25	$0.42
Average common stock and common equivalent shares outstanding:
Basic	163.6	162.2
Diluted	177.4	179.8
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
($ in millions)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net income	$43.8	$74.9
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	14.8	(59.6)
Cash flow hedge adjustments	—	1.4
Pension plan adjustments	(0.3)	(0.1)
Total other comprehensive income (loss), net of income taxes	14.5	(58.3)
Comprehensive income	$58.3	$16.6
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity
Balance, December 31, 2022	$1.6	$3,699.0	$731.4	$(225.1)	$4,206.9
Common stock-based award activity	—	13.8	—	—	13.8
Net income	—	—	43.8	—	43.8
Other comprehensive income	—	—	—	14.5	14.5
Balance, March 31, 2023	$1.6	$3,712.8	$775.2	$(210.6)	$4,279.0

	Three Months Ended April 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2021	$1.6	$3,732.6	$466.9	$(143.5)	$4,057.6	$0.4
Cumulative effect of adjustment related to change in accounting principle. See Note 1	—	(77.8)	21.4	—	(56.4)	—
Balance, January 1, 2022	1.6	3,654.8	488.3	(143.5)	4,001.2	0.4
Change in noncontrolling interest	—	—	—	—	—	(0.4)
Common stock-based award activity	—	13.1	—	—	13.1	—
Net income	—	—	74.9	—	74.9	—
Other comprehensive loss	—	—	—	(58.3)	(58.3)	—
Balance, April 1, 2022	$1.6	$3,667.9	$563.2	$(201.8)	$4,030.9	$—

See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income	$43.8	$74.9
Noncash items:
Depreciation	8.5	7.8
Amortization	27.9	23.5
Allowance for credit losses	2.0	1.7
Stock-based compensation expense	15.0	7.5
Gain on sale of property, plant and equipment	—	(6.0)
Restructuring charges	0.1	(1.9)
Impairment charges	0.3	3.9
Amortization of right-of-use assets	6.5	6.4
Amortization of debt discount and issuance costs	1.0	1.0
Change in trade accounts receivable	(8.5)	(16.2)
Change in inventories	(7.1)	(20.3)
Change in trade accounts payable	(38.1)	(2.5)
Change in prepaid expenses and other assets	1.3	(16.8)
Change in accrued expenses and other liabilities	(41.3)	(51.5)
Change in operating lease liabilities	(8.3)	(8.0)
Net cash provided by operating activities	3.1	3.5
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(17.5)	(19.8)
Proceeds from sale of KaVo treatment unit and instrument business, net	—	30.0
All other investing activities, net	(4.5)	(5.1)
Net cash (used in) provided by investing activities	(22.0)	5.1
Cash flows from financing activities:
Proceeds from borrowing	—	0.3
Repayment of borrowing	—	(0.5)
Proceeds from stock option exercises	4.6	13.1
Tax withholding payment related to net settlement of equity awards	(6.1)	(7.6)
Net cash (used in) provided by financing activities	(1.5)	5.3
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(9.2)
Net change in cash and cash equivalents	(21.7)	4.7
Beginning balance of cash and cash equivalents	606.9	1,073.6
Ending balance of cash and cash equivalents	$585.2	$1,078.3

Supplemental data:
Cash paid for interest	$14.3	$2.8
Cash paid for taxes	$6.6	$14.1
ROU assets obtained in exchange for operating lease obligations	$7.6	$7.1
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of March 31, 2023 and December 31, 2022, and its results of operations and cash flows for the three month periods ended March 31, 2023 and April 1, 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2022, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 16, 2023.

As discussed in Note 3, Discontinued Operations, on December 31, 2021, the Company sold substantially all of its KaVo dental treatment unit and instrument business (the "KaVo Treatment Unit and Instrument Business"), which was part of the Company’s Equipment and Consumables segment. However, the transfer of assets in certain countries was not executed and closed until 2022 (“Deferred Local Closing”). As a result, the financial results related to the Deferred Local Closing countries were reported as discontinued operations and all segment information and descriptions exclude the activity related to those countries for the three months ended April 1, 2022. As of December 31, 2022, all Deferred Local Closings were completed and therefore there is no discontinued operations activity reported for the three months ended March 31, 2023.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic.

The extent of the impact of the COVID-19 pandemic on the Company remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. The global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. During the three months ended March 31, 2023, notwithstanding improvement in many markets in which the Company operates due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19.

In addition, Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on the Company’s business, including impacting the Company’s ability to market and sell products in the affected regions, potentially heightening the risk of cyber security attacks, impacting its ability to enforce its intellectual property rights in Russia, creating disruptions in the global supply chain, and by potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise.

Accounting Standards Recently Adopted

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40),” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 was effective for public entities for fiscal years beginning after December 15, 2021. On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective adoption approach. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption and resulted in a $75.0 million increase to the carrying value of the convertible notes due 2025, a decrease to additional paid-in capital of $77.8 million, a $21.4 million increase to retained earnings and an $18.6 million decrease to the related net deferred tax liability.

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

During the year ended December 31, 2022, the Company completed the following acquisitions which were accounted for under Accounting Standards Codification 805 Business Combinations using the acquisition method of accounting:

Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc.
On July 5, 2022, the Company acquired all of the equity of Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc. (together "Osteogenics") for total consideration of approximately $128.2 million, subject to certain customary adjustments as provided in the Equity Purchase Agreement dated May 17, 2022. Osteogenics develops innovative regenerative solutions for periodontists, oral and maxillofacial surgeons, and clinicians involved in implant dentistry throughout the world, and is part of the Company’s Specialty Products & Technologies segment. The finalization of the acquisition valuation assessment for Osteogenics may result in a change in the valuation of deferred taxes and goodwill, which could have a material impact on the Company’s financial statements.

Carestream Dental Technology Parent Limited’s Intraoral Scanner Business
On April 20, 2022, the Company completed the acquisition of Carestream Dental Technology Parent Limited’s (“Carestream Dental”) intraoral scanner business (the “Intraoral Scanner Business”) for total consideration of $580.3 million, including contingent consideration of $7.5 million, and subject to certain customary adjustments as provided in the Stock and Asset Purchase Agreement dated December 21, 2021 and as subsequently amended by the closing agreement dated as of April 20, 2022 (together, the “IOS Purchase Agreement”). The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of the Company’s Equipment & Consumables segment. The Company purchased the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities as well as the acquisition of all of the equity of certain subsidiaries of Carestream Dental.

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

NOTE 3. DISCONTINUED OPERATIONS
On December 31, 2021, the Company sold substantially all of the KaVo Treatment Unit and Instrument Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement (the “Purchase Agreement”) among the Company, Planmeca, and Planmeca Oy, as guarantor. However, the transfer of assets for Deferred Local Closing countries was not executed and closed until 2022. As of December 31, 2022, all Deferred Local Closings were completed and the Company received total net cash consideration of $386.4 million in accordance with the terms of the Purchase Agreement.

For the three months ended April 1, 2022, the Company recognized an earnout payment of $30.0 million. As all Deferred Local Closings were completed as of December 31, 2022, there are no discontinued operations reported for the three months ended March 31, 2023.

The operating results of the Divestiture for the three months ended April 1, 2022 are reflected in the Condensed Consolidated Statements of Operations within income from discontinued operations, net of tax as follows ($ in millions):

Three Months Ended
April 1, 2022
Sales	$6.9
Cost of sales	5.9
Gross profit	1.0
Operating expenses:
Selling, general and administrative	1.1
Research and development	—
Operating loss	(0.1)
Income tax expense	—
Loss from discontinued operations	(0.1)
Gain on sale of discontinued operations, net of tax	4.6
Net income from discontinued operations	$4.5

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2022	$16.2
Foreign currency translation	0.2
Provision for credit losses	2.0
Write-offs charged against the allowance	(1.8)
Recoveries	(0.6)
Balance at March 31, 2023	$16.0

NOTE 5. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	March 31, 2023	December 31, 2022
Finished goods	$234.6	$229.2
Work in process	24.5	23.9
Raw materials	105.7	103.4
Reserve for inventory obsolescence	(57.6)	(55.7)
Total	$307.2	$300.8

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	March 31, 2023	December 31, 2022
Land and improvements	$10.0	$10.0
Buildings and improvements	158.4	154.5
Machinery, equipment and other assets	384.9	370.2
Construction in progress	63.9	71.2
Gross property, plant and equipment	617.2	605.9
Less: accumulated depreciation	(319.6)	(312.3)
Property, plant and equipment, net	$297.6	$293.6

NOTE 7. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance at December 31, 2022	$2,047.8	$1,448.8	$3,496.6
Foreign currency translation	4.6	5.2	9.8
Balance at March 31, 2023	$2,052.4	$1,454.0	$3,506.4

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	March 31, 2023		December 31, 2022
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$107.1	$19.7	$148.0	$17.5
Sales and product allowances	58.2	1.4	85.1	1.3
Contract liabilities	94.1	8.4	78.9	8.6
Taxes, income and other	47.4	68.2	42.1	68.6
Restructuring-related employee severance, benefits and other	7.9	—	18.9	—
Pension benefits	5.6	16.1	5.6	17.5
Loss contingencies	11.1	25.7	8.1	27.6
Other	92.2	11.8	84.7	10.2
Total	$423.6	$151.3	$471.4	$151.3

NOTE 9.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On January 17, 2023, the Company entered into a two-year cross-currency swap derivative contract, with a notional value of $150.0 million, with respect to its $650.0 million senior term loan facility. This contract effectively converts a portion of the $650.0 million senior term loan facility to an obligation denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. This instrument matures on January 17, 2025.

The Company also has foreign currency denominated long-term debt in the amount of €208.0 million. This senior euro term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The senior euro term loan facility is designated and qualifies as a non-derivative hedging instrument. The senior euro term loan facility matures in September 2024. Refer to Note 13 for further discussion of the senior euro term loan facility.

The change in the fair value of the cross-currency swap instrument and the foreign currency translation of the senior euro term loan facility are recorded in accumulated other comprehensive loss in equity, in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 14.

The Company has also used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior term and senior euro term loan facilities. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments were recorded in accumulated other comprehensive loss in equity (see Note 14). The Company did not have any outstanding interest rate swap contracts as of March 31, 2023.

Any ineffective portions of the above net investment and cash flow hedges were reclassified from accumulated other comprehensive loss into income during the period of change. Additionally, the interest income or expense from the cross-currency and interest rate swaps were recorded in interest expense, net in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt.
The following table summarizes the notional values as of March 31, 2023 and April 1, 2022 and pretax impact of changes in the fair values of instruments designated as net investment and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three months ended March 31, 2023 and April 1, 2022 ($ in millions):

	Notional Amount	Loss Recognized in OCI
Three Months Ended March 31, 2023
Foreign currency denominated debt	$225.5	$(2.8)
Foreign currency contracts	150.0	—
Total	$375.5	$(2.8)

	Notional Amount	Gain Recognized in OCI
Three Months Ended April 1, 2022
Foreign currency denominated debt	$229.7	$6.8
Foreign currency contracts	650.0	17.9
Interest rate contracts	250.0	1.8
Total	$1,129.7	$26.5

The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three months ended March 31, 2023 and April 1, 2022. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges during the three months ended March 31, 2023 and April 1, 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	March 31, 2023	December 31, 2022
Derivative liabilities:
Accrued expenses and other liabilities	$—	$—

Nonderivative hedging instruments:
Long-term debt	$225.5	$222.7
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023
Liabilities:
Cross-currency swap derivative contracts	$—	$—	$—	$—
Deferred compensation plans	$—	$18.0	$—	$18.0
Contingent consideration	$—	$—	$6.0	$6.0

December 31, 2022:
Liabilities:
Deferred compensation plans	$—	$15.8	$—	$15.8
Contingent consideration	$—	$—	$6.0	$6.0

Derivative Instruments
The cross-currency swap derivative contract was classified as Level 2 in the fair value hierarchy as it is measured using the income approach with the relevant, foreign currency current exchange rates and forward curves as inputs. Refer to Note 9 for additional information.

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
Contingent Consideration
Contingent consideration represents a cash hold back intended to be used for certain liabilities related to the Company’s acquisition of the Intraoral Scanner Business (as further discussed in Note 2). Contingent consideration was classified as Level 3 in the fair value hierarchy as the estimated fair value was measured using a probability weighted discounted cash flow model.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Contingent consideration	$6.0	$6.0	$6.0	$6.0
Cross-currency swap derivative contracts	$—	$—	$—	$—
Convertible senior notes due 2025	$510.8	$1,033.5	$510.0	$873.0
Long-term debt	$873.8	$873.8	$870.7	$870.7

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on March 31, 2023 and December 31, 2022. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2022	$9.2
Accruals for warranties issued during the year	3.6
Settlements made	(3.0)
Effect of foreign currency translation	0.1
Balance at March 31, 2023	$9.9

NOTE 12. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $36.8 million and $35.7 million as of March 31, 2023 and December 31, 2022, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 13. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt issuance costs ($ in millions):

	March 31, 2023	December 31, 2022
Senior term loan facility due 2024 (the “Term Loan”)	$648.6	$648.3
Senior euro term loan facility due 2024 (the “Euro Term Loan”)	225.2	222.4
Convertible senior notes due 2025	510.8	510.0
Total debt	1,384.6	1,380.7
Less: current portion	(510.8)	(510.0)
Long-term debt	$873.8	$870.7

Credit Facilities
The Company maintains a $650.0 million Term Loan and a €208.0 million Euro Term Loan. Additionally, the Company maintains a revolving credit facility, (together with the Term Loan and the Euro Term Loan, the “Senior Credit Facilities”), with an aggregate available borrowing capacity of $750.0 million and a $20.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the revolving credit facility in an aggregate amount not to exceed $350.0 million. As of March 31, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility. The Senior Credit Facilities mature on September 20, 2024.

Under the Senior Credit Facilities, borrowings bear interest as follows: (1) Eurocurrency Rate Loans (as defined in the Amended Credit Agreement) bear interest at a variable rate equal to the London inter-bank offered (“LIBOR”) rate plus a margin of between 0.785% and 1.625%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement) as of the last day of the immediately preceding fiscal quarter; and (2) Base Rate Loans (as defined in the Amended Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time and (iii) the Eurocurrency Rate (as defined in the Amended Credit Agreement) plus 1.0%, plus (b) a margin of between 0.00% and 0.625%, depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter. In no event will Eurocurrency Rate Loans or Base Rate Loans bear interest at a rate lower than 0.0%. In the event of LIBOR cessation, the Secured Overnight Financing Rate will be used as a replacement rate. In addition, the Company is required to pay a per annum facility fee of between 0.09% and 0.225% depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and based on the aggregate commitments under the revolving credit facility, whether drawn or not.
The interest rates for borrowings under the Term Loan were 6.41% and 5.98% as of March 31, 2023 and December 31, 2022, respectively. The interest rates for borrowings under the Euro Term Loan were 4.09% and 3.28% as of March 31, 2023 and December 31, 2022, respectively. Interest is payable quarterly for both the Term and Euro Term Loans. The Company is required to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of March 31, 2023.

Convertible Senior Notes (the “Notes”)

On May 21, 2020, the Company issued the Notes due on June 1, 2025, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $67.5 million principal amount of the Notes, was $517.5 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $502.6 million. The Company used part of the net proceeds to pay for the capped call transactions (“Capped Calls”) as further described below. The Notes accrue interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The Notes have an initial conversion rate of 47.5862 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $21.01 per share of the Company’s common stock and is subject to adjustment upon the occurrence of specified events. The Notes are governed by an indenture dated as of May 21, 2020 (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. In December 2021, the Company made the irrevocable election to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash, shares of the Company’s common stock or a combination of both. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of March 31, 2023 and December 31, 2022, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended March 31, 2023 and December 31, 2022, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Contractual interest expense	$3.1	$3.1
Amortization of debt issuance costs	0.7	0.7
Total interest expense	$3.8	$3.8

For the three months ended March 31, 2023 and April 1, 2022, the debt issuance costs were amortized using an annual effective interest rate of 3.0% to interest expense over the term of the Notes.

As of March 31, 2023 and December 31, 2022, the if-converted value of the Notes exceeded the outstanding principal amount by $489.2 million and $311.7 million, respectively.

Debt Issuance Costs

The remaining unamortized debt issuance costs for the Convertible Senior Notes, Term Loan and Euro Term Loan were as follows ($ in millions):

	March 31, 2023	December 31, 2022
Convertible Senior Notes	$6.7	$7.5
Term Loan	1.4	1.7
Euro Term Loan	0.3	0.3
	$8.4	$9.5

The above unamortized debt issuance costs have been netted against their respective aggregate principal amounts of the related debt and are being amortized to interest expense over the term of the respective debt.
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

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended March 31, 2023
Balance, December 31, 2022	$(240.5)	$15.4	$(225.1)
Other comprehensive loss before reclassifications:
Increase (decrease)	14.1	—	14.1
Income tax impact	0.7	—	0.7
Other comprehensive income (loss) before reclassifications, net of income taxes	14.8	—	14.8
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	(0.4)	(0.4)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.3)	(0.3)
Net current period other comprehensive income (loss), net of income taxes	14.8	(0.3)	14.5
Balance, March 31, 2023	$(225.7)	$15.1	$(210.6)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended April 1, 2022
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(53.8)	1.8	—	(52.0)
Income tax impact	(5.8)	(0.4)	—	(6.2)
Other comprehensive (loss) income before reclassifications, net of income taxes	(59.6)	1.4	—	(58.2)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.2)	(0.2)
Income tax impact	—	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(59.6)	1.4	(0.1)	(58.3)
Balance, April 1, 2022	$(199.2)	$(0.3)	$(2.3)	$(201.8)

NOTE 15. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three months ended March 31, 2023 and April 1, 2022 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, experienced extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended March 31, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$185.3	$139.4	$324.7
Western Europe	117.0	32.1	149.1
Other developed markets	24.0	8.6	32.6
Emerging markets	83.7	37.1	120.8
Total	$410.0	$217.2	$627.2

	Three Months Ended April 1, 2022
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$179.3	$156.3	$335.6
Western Europe	106.3	32.0	138.3
Other developed markets	24.4	10.3	34.7
Emerging markets	87.1	35.7	122.8
Total	$397.1	$234.3	$631.4
Sales by Major Product Group:

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Consumables	$535.5	$529.9
Equipment	91.7	101.5
Total	$627.2	$631.4
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

As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $62.3 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2023 and December 31, 2022, the contract liabilities were $102.5 million and $87.5 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the three months ended March 31, 2023 and April 1, 2022 that was included in the contract liability balance at December 31, 2022 and December 31, 2021 was $32.9 million and $24.8 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 10% of sales for both the three months ended March 31, 2023 and April 1, 2022.
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
The related liability which is included in accrued liabilities in the Condensed Consolidated Balance Sheets is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2022	$18.2	$0.7	18.9
Costs incurred	2.4	1.5	3.9
Paid/settled	(12.9)	(2.0)	(14.9)
Balance, March 31, 2023	$7.7	$0.2	$7.9

Restructuring related charges by segment were as follows ($ in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Specialty Products & Technologies	$1.6	$4.0
Equipment & Consumables	2.6	(0.9)
Other	0.1	0.6
Total	$4.3	$3.7

Restructuring related charges were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Cost of sales	$1.5	$(0.3)
Selling, general and administrative expenses	2.8	4.0
Total	$4.3	$3.7

NOTE 17. INCOME TAXES
The Company’s effective tax rates from continuing operations of 21.4% and 18.0% for the three months ended March 31, 2023, and April 1, 2022, respectively, differ from the U.S. federal statutory rate of 21.0%, primarily due to the Company’s geographical mix of earnings and net discrete tax benefits.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, this legislation did not have a material impact on its Condensed Consolidated Financial Statements as of or for the three months ended March 31, 2023.

NOTE 18.  EARNINGS PER SHARE
Earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company will settle any Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company will settle the principal amount of the Notes in cash upon conversion, the Notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of earnings per share below for the dilutive impact of the Notes for the three months ended March 31, 2023 and April 1, 2022.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended
	March 31, 2023	April 1, 2022
Numerator:
Income from continuing operations, net of tax	$43.8	$70.4
Income from discontinued operations, net of tax	$—	$4.5
Net income	$43.8	$74.9

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	163.6	162.2
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	2.8	4.2
Assumed conversion of the Notes	11.0	13.4
Weighted average common shares outstanding used in diluted earnings per share	177.4	179.8

Earnings per share:
Earnings from continuing operations - basic	$0.27	$0.43
Earnings from continuing operations - diluted	$0.25	$0.39

Earnings from discontinued operations - basic	$—	$0.03
Earnings from discontinued operations - diluted	$—	$0.03

Earnings - basic	$0.27	$0.46
Earnings - diluted	$0.25	$0.42

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Stock-based awards	1.8	0.6

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

On December 31, 2021, the Company sold substantially all of its KaVo Treatment Unit and Instrument Business, which was part of the Company’s Equipment & Consumables segment. As a result, the financial results of the KaVo Treatment Unit and Instrument Business for the three months ended April 1, 2022, were reported as discontinued operations and all segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business. As of December 31, 2022, all activities related to the sale of the KaVo Treatment Unit and Instrument Business were completed and therefore there are no discontinued operations reported for the three months ended March 31, 2023. Refer to Note 3 for more information on the Company’s discontinued operations.

Segment related information is shown below ($ in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Sales:
Specialty Products & Technologies	$410.0	$397.1
Equipment & Consumables	217.2	234.3
Total	$627.2	$631.4

Operating profit and reconciliation to income before taxes from continuing operations:
Specialty Products & Technologies	$71.1	$70.3
Equipment & Consumables	32.5	45.5
Other	(31.5)	(24.3)
Operating profit	72.1	91.5
Nonoperating income (expense):
Other income	0.3	0.3
Interest expense, net	(16.7)	(5.9)
Income before taxes from continuing operations	$55.7	$85.9

Identifiable assets:	March 31, 2023	December 31, 2022
Specialty Products & Technologies	$3,486.1	$3,475.7
Equipment & Consumables	2,458.9	2,455.3
Other	630.0	656.0
Total	$6,575.0	$6,587.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our Condensed Consolidated Financial Statements and related notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Envista Holdings Corporation and its consolidated subsidiaries.

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations; projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the conditions in the U.S. and global economy, the impact of inflation and increasing interest rates, international economic, political, legal, compliance and business factors, the markets served by us and the financial markets, the impact of the COVID-19 pandemic, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, contractions or growth rates and cyclicality of markets we serve, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, disruptions relating to war, terrorism, climate change, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, security breaches or other disruptions of our information technology systems or violations of data privacy laws, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, our ability to attract, develop and retain our key personnel, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, risks relating to product, service or software defects, the impact of regulation on demand for our products and services, and labor matters, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2022 10-K and this Quarterly Report on Form 10-Q.

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
Sale of the KaVo Treatment Unit and Instrument Business
On December 31, 2021, we sold substantially all of the KaVo Treatment Unit and Instrument Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement (the “Purchase Agreement”) among us, Planmeca, and Planmeca Oy, as guarantor. However, the transfer of assets in certain countries was not executed and closed until 2022 (“Deferred Local Closing”). As of December 31, 2022, all Deferred Local Closings were completed and we received total net cash consideration of $386.4 million in accordance with the terms of the Purchase Agreement.

The Divestiture was part of our strategy to structurally improve our long-term margins and represented a strategic shift with a major effect on our operations and financial results as described in ASC 205-20. The sale met the criteria to be accounted for as a discontinued operation and therefore, we applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, we have reported the financial results of the Divestiture as discontinued operations in our Condensed Consolidated Statements of Operations and have excluded the KaVo Treatment Unit and Instrument Business from all segment information and descriptions for the three months ended April 1, 2022. Our Condensed Consolidated Statements of Cash Flows include the financial results of the KaVo Treatment Unit and Instrument Business for the three months ended April 1, 2022. As all Deferred Local Closings were completed as of December 31, 2022, there are no discontinued operations reported for the three months ended March 31, 2023.

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
For the three months ended March 31, 2023, sales derived from customers outside of the United States were 52.4%, compared to the three months ended April 1 2022, of 51.2%. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

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

Key Trends and Conditions Affecting Our Results of Operations
There have been no material changes to the key trends and conditions affecting our results of operations that were disclosed in our 2022 10-K, except as follows:

Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates negatively impacted reported sales by 1.6% for the three months ended March 31, 2023, compared to the comparable period of 2022, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

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

Pricing Controls

Certain countries, as well as some private payors, control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. For example, China has implemented volume-based procurement policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumables.

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing some volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our financial position or results of operations as of and for the three months ended March 31, 2023 and April 1, 2022.

COVID-19

The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. The global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. During the three months ended March 31, 2023, notwithstanding improvement in many markets in which we operate due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19.

For additional information on the risks of COVID-19 to our business, please refer to the “Item 1A. Risk Factors—Risks Related to our Business” section of our 2022 10-K.

Acquisitions
Our growth strategy contemplates future acquisitions and we continually evaluate potential acquisitions that either strategically fit with our existing portfolio or expand our portfolio into new and attractive business areas. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved. During the fiscal year 2022, we completed two acquisitions.

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

On April 20, 2022, we completed our acquisition of Carestream Dental’s Intraoral Scanner Business for total consideration of approximately $580.3 million, including contingent consideration of $7.5 million, and subject to certain customary adjustments as provided in the IOS Purchase Agreement. The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of our Equipment & Consumables segment. We purchased the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities as well as the acquisition of all of the equity of certain subsidiaries of Carestream Dental.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three months ended March 31, 2023, compared to the three months ended April 1, 2022.

	Three Months Ended
($ in millions)	March 31, 2023		April 1, 2022		% Change
Sales	$627.2	100.0%	$631.4	100.0%	(0.7)%
Cost of sales	264.5	42.2%	257.3	40.8%	2.8%
Gross profit	362.7	57.8%	374.1	59.2%	(3.0)%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	266.1	42.4%	258.2	40.9%	3.1%
Research and development (“R&D”) expenses	24.5	3.9%	24.4	3.9%	0.4%
Operating profit	72.1	11.5%	91.5	14.5%	(21.2)%
Nonoperating income (expense):
Other income	0.3	—%	0.3	—%	—%
Interest expense, net	(16.7)	(2.7)%	(5.9)	(0.9)%	183.1%
Income before income taxes	55.7	8.9%	85.9	13.6%	(35.2)%
Income tax expense	11.9	1.9%	15.5	2.5%	(23.2)%
Income from continuing operations	43.8	7.0%	70.4	11.1%	(37.8)%
Income from discontinued operations, net of tax	—	—%	4.5	0.7%	(100.0)%
Net income	$43.8	7.0%	$74.9	11.9%	(41.5)%

Effective tax rate from continuing operations	21.4%		18.0%
GAAP Reconciliation
Sales and Core Sales Growth

% Change Three Month Period Ended March 31, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	(0.7)%
Plus the impact of:
Acquisition	(3.3)%
Currency exchange rates	1.6%
Core sales growth (non-GAAP)	(2.4)%
Sales and core sales growth for the three months ended March 31, 2023 decreased 0.7% and 2.4%, respectively, compared to the comparable period in 2022. A decrease in sales volume negatively impacted sales growth by 2.8% on a period-over-period basis, slightly offset by an increase in price of 0.4%. Sales in developed markets decreased primarily due to a decrease in North America partially offset by growth in Western and Eastern Europe. Sales in emerging markets decreased primarily driven by China sales.

COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Cost of sales	264.5	257.3
Gross profit margin	57.8%	59.2%
The increase in cost of sales during the three months ended March 31, 2023 as compared to the comparable period in 2022, was primarily due to unfavorable product mix and the impact of higher costs due to inflation.
The decrease in gross profit margin percentage during the three months ended March 31, 2023, as compared to the comparable period in 2022, was primarily due to a decrease in sales volume, unfavorable product mix, and higher costs due to inflation, partially offset by period-over-period savings associated with productivity improvements.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 31, 2023	April, 2022
Selling, general and administrative expenses	$266.1	$258.2
Research and development expenses	$24.5	$24.4
SG&A as a % of sales	42.4%	40.9%
R&D as a % of sales	3.9%	3.9%
The increase in SG&A expenses as a percentage of sales for the three months ended March 31, 2023 as compared to the comparable period of 2022, was primarily due to higher compensation spend and increased amortization of intangible assets.
R&D expenses as a percentage of sales for the three months ended March 31, 2023, were consistent with the comparable period in 2022.
INTEREST COSTS AND FINANCING
Interest costs increased from $5.9 million during the three months ended April 1, 2022 to $16.7 million for the three months ended March 31, 2023 due primarily to higher interest rates on our variable rate Term Loan and Euro Term Loan borrowings.

INCOME TAXES

	Three Months Ended
	March 31, 2023	April 1, 2022
Effective tax rate from continuing operations	21.4%	18.0%

Our effective tax rate from continuing operations of 21.4% for the three months ended March 31, 2023, was higher compared to the comparable period in 2022 primarily due to the Company’s geographical mix of earnings and a decrease in certain discrete tax benefits.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. Based on our current analysis of the provisions, this legislation did not have a material impact on our Condensed Consolidated Financial Statements as of or for the three months ended March 31, 2023.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$410.0	$397.1
Operating profit	$71.1	$70.3
Operating profit as a % of sales	17.3%	17.7%
Sales and Core Sales Growth

% Change Three Month Period Ended March 31, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	3.2%
Plus the impact of:
Acquisitions	(2.2)%
Currency exchange rates	2.0%
Core sales growth (non-GAAP)	3.0%
Sales
Sales and core sales growth for the three months ended March 31, 2023 increased 3.2% and 3.0%, respectively, compared to the comparable period in 2022. Sales growth increased by 3.6% due to higher volume, partially offset by a decrease in sales price which impacted sales growth by 0.6% on a period-over-period basis. Additionally, sales for the three months ended March 31, 2023 were also positively impacted by the acquisition of Osteogenics.
Sales in developed markets, for the three months ended March 31, 2023, increased primarily due to an increase in Western and Eastern Europe, partially offset by a slight decrease in North America.
Operating Profit

Operating profit margin was 17.3% for the three months ended March 31, 2023, as compared to an operating profit margin of 17.7% for the comparable period of 2022. The decrease in operating profit margin for the three month period was primarily due to unfavorable product mix, investments in our long-term growth initiatives, and the impact of inflation, partially offset by an increase in sales volume and by period-over-period savings associated with productivity improvements.

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

Equipment & Consumables Selected Financial Data

	Three Months Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$217.2	$234.3
Operating profit	$32.5	45.5
Operating profit as a % of sales	15.0%	19.4%
Sales and Core Sales Growth

% Change Three Month Period Ended March 31, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	(7.3)%
Plus the impact of:
Acquisition	(5.2)%
Currency exchange rates	0.8%
Core sales growth (non-GAAP)	(11.7)%
Sales
Sales and core sales growth for the three months ended March 31, 2023 decreased 7.3% and 11.7%, respectively, compared to the comparable period in 2022. A decrease in sales volume negatively impacted sales growth by 13.9%, partially offset by the positive impact of a 2.2% price increase on a period-over-period basis. Sales for the three months ended March 31, 2023, were positively impacted by the acquisition of our Intraoral Scanner Business.
Sales in developed markets, for the three months ended March 31, 2023, decreased primarily due to a decrease in North America, Western Europe, and emerging markets.
Operating Profit
Operating profit margin was 15.0% for the three months ended March 31, 2023, as compared to an operating profit margin of 19.4% for the comparable period of 2022. The decrease in operating profit margin was primarily due to lower sales volume, increased amortization of intangible assets, and the impact of incremental material price cost due in part to inflation, partially offset by higher sales price.
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
Following is an overview of our cash flows and liquidity, which includes the cash flows of the KaVo Treatment Unit and Instrument Business for the three months ended April 1, 2022.

Overview of Cash Flows and Liquidity

	Three Months Ended
	March 31, 2023	April 1, 2022
Net cash provided by operating activities	$3.1	$3.5

Payments for additions to property, plant and equipment	$(17.5)	$(19.8)
Proceeds from sale of KaVo treatment unit and instrument business	—	30.0
All other investing activities, net	(4.5)	(5.1)
Net cash (used in) provided by investing activities	$(22.0)	$5.1

Proceeds from borrowings	$—	$0.3
Repayment of borrowings	—	(0.5)
Proceeds from stock option exercises	4.6	13.1
Tax withholding payment related to net settlement of equity awards	(6.1)	(7.6)
Net cash (used in) provided by financing activities	$(1.5)	$5.3

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $3.1 million during the three months ended March 31, 2023, as compared to net cash provided by operating activities of $3.5 million for the comparable period of 2022, primarily due to lower net income, offset by lower overall net cash payments during the three months ended March 31, 2023.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $22.0 million for the three months ended March 31, 2023, as compared to net cash provided by investing activities of $5.1 million for the comparable period in 2022, primarily due to the prior year period containing the earnout from the sale of the KaVo Treatment Unit and Instruments Business for the three months ended March 31, 2023.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash used in financing activities was $1.5 million during the three months ended March 31, 2023 as compared to net cash provided by financing activities of $5.3 million for the comparable period of 2022 primarily due to a reduction in cash flows associated with the issuance of common stock.

For a description of our outstanding debt as of March 31, 2023, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of March 31, 2023, we held $585.2 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $91.3 million was held within the United States and $493.9 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2022 10-K.

Generally, cash and cash equivalents held in these financial institutions may be withdrawn or redeemed at face value, and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our cash and cash equivalents will not be affected if the financial institutions where we hold our cash and cash equivalents fail.

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

As of March 31, 2023, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

There were no material changes to our contractual obligations during the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2022 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of March 31, 2023, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes to our critical accounting estimates described in the 2022 10-K that have had a material impact on our Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2022 10-K. There were no material changes to this information reported in our 2022 10-K during the quarter ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2022 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2022 10-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, “Item 1A. Risk Factors,” of our 2022 Form 10-
K. You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 10-K, which could materially affect our business, financial position, or future results of operations. The risks described in our 2022 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

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

10.1*	Form of Envista Holdings Corporation Performance Stock Unit Agreement
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: May 3, 2023	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)