Form 10-Q
period 2023-06-30
Envista Holdings Corp
filed 2023-08-02
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of July 28, 2023, was 163,823,852.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$651.7	$606.9
Trade accounts receivable, less allowance for credit losses of $16.3 and $16.2, respectively	415.2	393.5
Inventories, net	297.0	300.8
Prepaid expenses and other current assets	125.0	123.4
Total current assets	1,488.9	1,424.6
Property, plant and equipment, net	300.1	293.6
Operating lease right-of-use assets	129.6	131.8
Other long-term assets	151.7	153.7
Goodwill	3,493.8	3,496.6
Other intangible assets, net	1,043.1	1,086.7
Total assets	$6,607.2	$6,587.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$511.5	$510.0
Trade accounts payable	176.8	228.3
Accrued expenses and other liabilities	434.0	471.4
Operating lease liabilities	28.5	27.0
Total current liabilities	1,150.8	1,236.7
Operating lease liabilities	116.8	121.4
Other long-term liabilities	153.0	151.3
Long-term debt	875.6	870.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 164.5 million shares issued and 163.8 million shares outstanding at June 30, 2023; 163.7 million shares issued and 163.2 million shares outstanding at December 31, 2022	1.6	1.6
Additional paid-in capital	3,719.2	3,699.0
Retained earnings	827.1	731.4
Accumulated other comprehensive loss	(236.9)	(225.1)
Total stockholders’ equity	4,311.0	4,206.9
Total liabilities and stockholders’ equity	$6,607.2	$6,587.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$662.4	$645.8	$1,289.6	$1,277.2
Cost of sales	283.8	276.0	548.3	533.3
Gross profit	378.6	369.8	741.3	743.9
Operating expenses:
Selling, general and administrative	272.9	279.5	539.0	537.7
Research and development	26.8	25.1	51.3	49.5
Operating profit	78.9	65.2	151.0	156.7
Nonoperating income (expense):
Other income	7.1	0.3	7.4	0.6
Interest expense, net	(17.4)	(6.4)	(34.1)	(12.3)
Income before income taxes	68.6	59.1	124.3	145.0
Income tax expense	16.7	14.6	28.6	30.1
Income from continuing operations, net of tax	51.9	44.5	95.7	114.9
Income from discontinued operations, net of tax (Note 3)	—	2.6	—	7.1
Net income	$51.9	$47.1	$95.7	$122.0
Earnings per share:
Earnings from continuing operations - basic	$0.32	$0.27	$0.58	$0.71
Earnings from continuing operations - diluted	$0.29	$0.25	$0.54	$0.64

Earnings from discontinued operations - basic	$—	$0.02	$—	$0.04
Earnings from discontinued operations - diluted	$—	$0.01	$—	$0.04

Earnings - basic	$0.32	$0.29	$0.58	$0.75
Earnings - diluted	$0.29	$0.26	$0.54	$0.68
Average common stock and common equivalent shares outstanding:
Basic	164.0	162.9	163.8	162.6
Diluted	176.3	178.5	176.9	179.2
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$51.9	$47.1	$95.7	$122.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(25.9)	(72.9)	(11.1)	(132.5)
Cash flow hedge adjustments	—	0.5	—	1.9
Pension plan adjustments	(0.4)	(0.1)	(0.7)	(0.2)
Total other comprehensive loss, net of income taxes	(26.3)	(72.5)	(11.8)	(130.8)
Comprehensive income (loss)	$25.6	$(25.4)	$83.9	$(8.8)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2022	$1.6	$3,699.0	$731.4	$(225.1)	$4,206.9
Common stock-based award activity	—	13.8	—	—	13.8
Net income	—	—	43.8	—	43.8
Other comprehensive income	—	—	—	14.5	14.5
Balance, March 31, 2023	1.6	3,712.8	775.2	(210.6)	4,279.0
Common stock-based award activity	—	6.4	—	—	6.4
Net income	—	—	51.9	—	51.9
Other comprehensive loss	—	—	—	(26.3)	(26.3)
Balance, June 30, 2023	$1.6	$3,719.2	$827.1	$(236.9)	$4,311.0

	Six Months Ended July 1, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2021	$1.6	$3,732.6	$466.9	$(143.5)	$4,057.6	$0.4
Cumulative effect of adjustment related to change in accounting principle. See Note 1	—	(77.8)	21.4	—	(56.4)	—
Balance, January 1, 2022	1.6	3,654.8	488.3	(143.5)	4,001.2	0.4
Change in noncontrolling interest	—	—	—	—	—	(0.4)
Common stock-based award activity	—	13.1	—	—	13.1	—
Net income	—	—	74.9	—	74.9	—
Other comprehensive loss	—	—	—	(58.3)	(58.3)	—
Balance, April 1, 2022	1.6	3,667.9	563.2	(201.8)	4,030.9	—
Common stock-based award activity	—	10.5			10.5	—
Net income	—		47.1		47.1	—
Other comprehensive loss	—			(72.5)	(72.5)	—
Balance, July 1, 2022	$1.6	$3,678.4	$610.3	$(274.3)	$4,016.0	$—

See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income	$95.7	$122.0
Noncash items:
Depreciation	17.9	16.1
Amortization	52.0	50.3
Allowance for credit losses	3.2	3.6
Stock-based compensation expense	20.2	15.8
Gain on sale of equity investment	(6.9)	—
Gain on sale of property, plant and equipment	—	(1.1)
Gain on sale of KaVo treatment unit and instrument business	—	(8.9)
Restructuring charges	0.8	3.8
Impairment charges	0.2	4.9
Amortization of right-of-use assets	13.1	11.2
Amortization of debt discount and issuance costs	2.1	2.0
Change in trade accounts receivable	(24.0)	(56.6)
Change in inventories	(3.9)	(29.5)
Change in trade accounts payable	(47.1)	5.9
Change in prepaid expenses and other assets	(1.1)	(17.4)
Change in accrued expenses and other liabilities	(27.2)	(80.9)
Change in operating lease liabilities	(16.8)	(15.5)
Net cash provided by operating activities	78.2	25.7
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(31.6)	(31.9)
Proceeds from sale of equity investment	10.7	—
Acquisitions, net of cash acquired	—	(569.8)
Proceeds from sale of KaVo treatment unit and instrument business, net	—	28.8
All other investing activities, net	(3.9)	(13.6)
Net cash used in investing activities	(24.8)	(586.5)
Cash flows from financing activities:
Proceeds from stock option exercises	5.9	15.4
Tax withholding payment related to net settlement of equity awards	(6.4)	(8.1)
Proceeds from borrowings	—	0.3

Repayment of borrowings	—	(0.5)
All other financing activities	1.6	—
Net cash provided by financing activities	1.1	7.1
Effect of exchange rate changes on cash and cash equivalents	(9.7)	3.2
Net change in cash and cash equivalents	44.8	(550.5)
Beginning balance of cash and cash equivalents	606.9	1,073.6
Ending balance of cash and cash equivalents	$651.7	$523.1

Supplemental data:
Cash paid for interest	$35.3	$13.8
Cash paid for taxes	$33.5	$52.6
ROU assets obtained in exchange for operating lease obligations	$12.1	$18.3
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

The Company operates in two business segments: Specialty Products & Technologies and Equipment & Consumables.
The Company’s Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. The Company’s Equipment & Consumables segment primarily develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related consumables; and restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Basis of Presentation
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the financial statements. All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of June 30, 2023 and December 31, 2022, and its results of operations for the three and six month periods ended June 30, 2023 and July 1, 2022 and cash flows for the six month periods ended June 30, 2023 and July 1, 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2022, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 16, 2023.

As discussed in Note 3, Discontinued Operations, on December 31, 2021, the Company sold substantially all of its KaVo dental treatment unit and instrument business (the "KaVo Treatment Unit and Instrument Business"), which was part of the Company’s Equipment and Consumables segment. However, the transfer of assets in certain countries was not executed and closed until 2022 (“Deferred Local Closing”). As a result, the financial results related to the Deferred Local Closing countries were reported as discontinued operations and all segment information and descriptions exclude the activity related to those countries for the three and six months ended July 1, 2022. As of December 31, 2022, all Deferred Local Closings were completed and therefore there is no discontinued operations activity reported for the three and six months ended June 30, 2023.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic.

The extent of the impact of the COVID-19 pandemic on the Company remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. The global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. During the three and six months ended June 30, 2023, notwithstanding improvement in many markets in which the Company operates due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19.

In addition, Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on the Company’s overall business, including impacting the Company’s ability to market and sell products in the affected regions, potentially heightening the risk of cyber security attacks, impacting its ability to enforce its intellectual property rights in Russia, creating disruptions in the global supply chain, and by potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise.

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

For the three and six months ended July 1, 2022, legal, accounting, and other professional service costs associated with acquisitions were $8.2 million and $10.7 million, respectively, and have been recorded as selling, general and administrative expense in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, there were no legal, accounting, and other professional service costs associated with acquisitions.

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

For the six months ended July 1, 2022, the Company recognized an earnout payment of $30.0 million. As all Deferred Local Closings were completed as of December 31, 2022, there are no discontinued operations reported for the three and six months ended June 30, 2023.

The operating results of the Divestiture for the three and six months ended July 1, 2022 are reflected in the Condensed Consolidated Statements of Operations within income from discontinued operations, net of tax as follows ($ in millions):

	Three Months Ended	Six Months Ended
	July 1, 2022	July 1, 2022
Sales	$2.0	$8.9
Cost of sales	1.1	7.0
Gross profit	0.9	1.9
Operating expenses:
Selling, general and administrative	1.0	2.1
Research and development	—	—
Operating loss	(0.1)	(0.2)
Income tax expense	—	—
Loss from discontinued operations	(0.1)	(0.2)
Gain on sale of discontinued operations, net of tax	2.7	7.3
Net income from discontinued operations	$2.6	$7.1

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2022	$16.2
Foreign currency translation	(0.2)
Provision for credit losses	3.2
Write-offs charged against the allowance	(1.8)
Recoveries	(1.1)
Balance at June 30, 2023	$16.3

NOTE 5. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	June 30, 2023	December 31, 2022
Finished goods	$229.5	$229.2
Work in process	22.2	23.9
Raw materials	102.2	103.4
Reserve for inventory obsolescence	(56.9)	(55.7)
Total	$297.0	$300.8

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	June 30, 2023	December 31, 2022
Land and improvements	$10.0	$10.0
Buildings and improvements	158.3	154.5
Machinery, equipment and other assets	394.7	370.2
Construction in progress	63.8	71.2
Gross property, plant and equipment	626.8	605.9
Less: accumulated depreciation	(326.7)	(312.3)
Property, plant and equipment, net	$300.1	$293.6

NOTE 7. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance at December 31, 2022	$2,047.8	$1,448.8	$3,496.6
Foreign currency translation	(7.8)	5.0	(2.8)
Balance at June 30, 2023	$2,040.0	$1,453.8	$3,493.8

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	June 30, 2023		December 31, 2022
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$114.1	$21.1	$148.0	$17.5
Sales and product allowances	63.7	1.5	85.1	1.3
Contract liabilities	102.6	8.3	78.9	8.6
Taxes, income and other	37.8	65.8	42.1	68.6
Restructuring-related employee severance, benefits and other	11.1	—	18.9	—
Pension benefits	5.6	16.6	5.6	17.5
Loss contingencies	10.3	26.7	8.1	27.6
Derivative financial instruments	—	1.7	—	—
Other	88.8	11.3	84.7	10.2
Total	$434.0	$153.0	$471.4	$151.3

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

The Company has also used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior term and senior euro term loan facilities. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments were recorded in accumulated other comprehensive loss in equity (see Note 14). The interest income or expense from the cross-currency and interest rate swaps were recorded in interest expense, net in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. The Company did not have any outstanding interest rate swap contracts as of June 30, 2023.

The following table summarizes the notional values as of June 30, 2023 and July 1, 2022 and pretax impact of changes in the fair values of instruments designated as net investment and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three and six months ended June 30, 2023 and July 1, 2022 ($ in millions):

	Three Months Ended June 30, 2023		Three Months Ended July 1, 2022
	Notional Amount	Loss Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$227.0	$(1.5)	$216.6	$13.1
Foreign currency contracts	150.0	(1.7)	650.0	36.2
Interest rate contract	—	—	250.0	0.7
Total	$377.0	$(3.2)	$1,116.6	$50.0

	Six Months Ended June 30, 2023		Six Months Ended July 1, 2022
	Notional Amount	Loss Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$227.0	$(4.3)	$216.6	$19.9
Foreign currency contracts	150.0	(1.7)	650.0	54.1
Interest rate contracts	—	—	250.0	2.5
Total	$377.0	$(6.0)	$1,116.6	$76.5

The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three and six months ended June 30, 2023 and July 1, 2022. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges and therefore did not reclassify any portion of the above net investment and cash flow hedges from accumulated other comprehensive loss into income during the three and six months ended June 30, 2023 and July 1, 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	June 30, 2023	December 31, 2022
Derivative liabilities:
Other long-term liabilities	$1.7	$—

Nonderivative hedging instruments:
Long-term debt	$227.0	$222.7
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023
Liabilities:
Cross-currency swap derivative contracts	$—	$1.7	$—	$1.7
Deferred compensation plans	$—	$19.4	$—	$19.4
Contingent consideration	$—	$—	$6.0	$6.0

December 31, 2022:
Liabilities:
Deferred compensation plans	$—	$15.8	$—	$15.8
Contingent consideration	$—	$—	$6.0	$6.0

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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Contingent consideration	$6.0	$6.0	$6.0	$6.0
Cross-currency swap derivative contracts	$1.7	$1.7	$—	$—
Convertible senior notes due 2025	$511.5	$868.4	$510.0	$873.0
Long-term debt	$875.6	$875.6	$870.7	$870.7

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2025 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on June 30, 2023 and December 31, 2022. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2022	$9.2
Accruals for warranties issued during the year	6.7
Settlements made	(6.5)
Effect of foreign currency translation	0.1
Balance at June 30, 2023	$9.5

NOTE 12. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $37.0 million and $35.7 million as of June 30, 2023 and December 31, 2022, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 13. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt issuance costs ($ in millions):

	June 30, 2023	December 31, 2022
Senior term loan facility due 2024 (the “Term Loan”)	$648.8	$648.3
Senior euro term loan facility due 2024 (the “Euro Term Loan”)	226.8	222.4
Convertible senior notes due 2025	511.5	510.0
Total debt	1,387.1	1,380.7
Less: current portion	(511.5)	(510.0)
Long-term debt	$875.6	$870.7

Credit Facilities
The Company maintains a $650.0 million Term Loan and a €208.0 million Euro Term Loan. Additionally, the Company maintains a revolving credit facility (together with the Term Loan and the Euro Term Loan, the “Senior Credit Facilities”) with an aggregate available borrowing capacity of $750.0 million and a $20.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the revolving credit facility in an aggregate amount not to exceed $350.0 million. As of June 30, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility. The Senior Credit Facilities mature on September 20, 2024.

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
The interest rates for borrowings under the Term Loan were 6.44% and 5.98% as of June 30, 2023 and December 31, 2022, respectively. The interest rates for borrowings under the Euro Term Loan were 4.49% and 3.28% as of June 30, 2023 and December 31, 2022, respectively. Interest is payable quarterly for both the Term and Euro Term Loans. The Company is required to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of June 30, 2023.

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

Holders of the Notes may convert their Notes at any time on or after December 2, 2024 until the close of business on the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to December 2, 2024, but only upon the occurrence of specified events. In December 2021, the Company made the irrevocable election to settle all Notes conversions through combination settlement, satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash, shares of the Company’s common stock or a combination of both. If a fundamental change occurs prior to the maturity date, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such an event in certain circumstances. As of June 30, 2023 and December 31, 2022, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended June 30, 2023 and December 31, 2022, which satisfied one of the conditions permitting early conversion by holders of the Notes, therefore, the Notes are classified as short-term debt.

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

The following table sets forth total interest expense recognized related to the Notes ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Contractual interest expense	$3.0	$3.0	$6.1	$6.1
Amortization of debt issuance costs	0.8	0.8	1.5	1.5
Total interest expense	$3.8	$3.8	$7.6	$7.6

For the three and six months ended June 30, 2023 and July 1, 2022, the debt issuance costs were amortized using an annual effective interest rate of 3.0% to interest expense over the term of the Notes.

As of June 30, 2023 and December 31, 2022, the if-converted value of the Notes exceeded the outstanding principal amount by $315.8 million and $311.7 million, respectively.

Debt Issuance Costs

The remaining unamortized debt issuance costs for the Convertible Senior Notes, Term Loan and Euro Term Loan were as follows ($ in millions):

	June 30, 2023	December 31, 2022
Convertible Senior Notes	$6.0	$7.5
Term Loan	1.2	1.7
Euro Term Loan	0.2	0.3
	$7.4	$9.5

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

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2023
Balance, March 31, 2023	$(225.7)	$15.1	$(210.6)
Other comprehensive loss before reclassifications:
Decrease	(26.7)	—	(26.7)
Income tax impact	0.8	—	0.8
Other comprehensive loss before reclassifications, net of income taxes	(25.9)	—	(25.9)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	(0.5)	(0.5)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.4)	(0.4)
Net current period other comprehensive loss, net of income taxes	(25.9)	(0.4)	(26.3)
Balance, June 30, 2023	$(251.6)	$14.7	$(236.9)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended July 1, 2022
Balance, April 1, 2022	$(199.2)	$(0.3)	$(2.3)	$(201.8)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(60.4)	0.7	—	(59.7)
Income tax impact	(12.5)	(0.2)	—	(12.7)
Other comprehensive (loss) income before reclassifications, net of income taxes	(72.9)	0.5	—	(72.4)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	—	—
Income tax impact	—	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(72.9)	0.5	(0.1)	(72.5)
Balance, July 1, 2022	$(272.1)	$0.2	$(2.4)	$(274.3)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended June 30, 2023
Balance, December 31, 2022	$(240.5)	$15.4	$(225.1)
Other comprehensive loss before reclassifications:
Decrease	(12.6)	—	(12.6)
Income tax impact	1.5	—	1.5
Other comprehensive loss before reclassifications, net of income taxes	(11.1)	—	(11.1)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	(0.9)	(0.9)
Income tax impact	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.7)	(0.7)
Net current period other comprehensive loss, net of income taxes	(11.1)	(0.7)	(11.8)
Balance, June 30, 2023	$(251.6)	$14.7	$(236.9)

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended July 1, 2022
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(114.2)	2.5	—	(111.7)
Income tax impact	(18.3)	(0.6)	—	(18.9)
Other comprehensive (loss) income before reclassifications, net of income taxes	(132.5)	1.9	—	(130.6)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.2)	(0.2)
Income tax impact	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.2)	(0.2)
Net current period other comprehensive (loss) income, net of income taxes	(132.5)	1.9	(0.2)	(130.8)
Balance, July 1, 2022	$(272.1)	$0.2	$(2.4)	$(274.3)

NOTE 15. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and six months ended June 30, 2023 and July 1, 2022 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, experienced extended periods of accelerated growth in gross domestic product and infrastructure, to include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended June 30, 2023			Three Months Ended July 1, 2022
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$178.3	$162.1	$340.4	$179.5	$160.3	$339.8
Western Europe	114.6	30.3	144.9	100.5	29.4	129.9
Other developed markets	22.2	10.1	32.3	23.0	10.3	33.3
Emerging markets	101.9	42.9	144.8	104.7	38.1	142.8
Total	$417.0	$245.4	$662.4	$407.7	$238.1	$645.8

	Six Months Ended June 30, 2023			Six Months Ended July 1, 2022
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$363.6	$301.5	$665.1	$358.8	$316.6	$675.4
Western Europe	231.6	62.4	294.0	206.8	61.4	268.2
Other developed markets	46.2	18.7	64.9	47.4	20.6	68.0
Emerging markets	185.6	80.0	265.6	191.8	73.8	265.6
Total	$827.0	$462.6	$1,289.6	$804.8	$472.4	$1,277.2

Remaining Performance Obligations
Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.

As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $73.1 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2023 and December 31, 2022, the contract liabilities were $110.9 million and $87.5 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the six months ended June 30, 2023 and July 1, 2022 that was included in the contract liability balance at December 31, 2022 and December 31, 2021 was $53.2 million and $36.1 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 12% of sales for both of the three months ended June 30, 2023 and July 1, 2022, and 11% of sales for both of the six months ended June 30, 2023 and July 1, 2022.
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

The related liability which is included in accrued liabilities in the Condensed Consolidated Balance Sheets is summarized below ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, December 31, 2022	$18.2	$0.7	$18.9
Costs incurred	13.2	4.3	17.5
Paid	(21.2)	(4.1)	(25.3)
Balance, June 30, 2023	$10.2	$0.9	$11.1

Restructuring related charges by segment were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Specialty Products & Technologies	$6.2	$4.2	$7.8	$8.2
Equipment & Consumables	6.4	9.3	9.0	8.4
Other	1.0	1.3	1.1	1.9
Total	$13.6	$14.8	$17.9	$18.5
Restructuring related charges were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of sales	$4.8	$6.9	$6.3	$6.6
Selling, general and administrative expenses	8.8	7.9	11.6	11.9
Total	$13.6	$14.8	$17.9	$18.5

NOTE 17. INCOME TAXES
The Company’s effective tax rates from continuing operations of 24.3% and 23.0% for the three and six months ended June 30, 2023, respectively, and 24.7% and 20.8% for the three and six months ended July 1, 2022, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to the Company’s geographical mix of earnings and discrete tax benefits.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, this legislation did not have a material impact on its Condensed Consolidated Financial Statements as of or for the three and six months ended June 30, 2023.

NOTE 18.  EARNINGS PER SHARE
Earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of the Notes. The Company will settle any Notes conversions through a combination settlement by satisfying the principal amount outstanding with cash and any Notes conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As such, the Company uses the treasury stock method for the assumed conversion of the Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. As the Company will settle the principal amount of the Notes in cash upon conversion, the Notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price of $21.01 per share in any applicable period. See the computation of earnings per share below for the dilutive impact of the Notes for the three and six months ended June 30, 2023 and July 1, 2022.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator:
Income from continuing operations, net of tax	$51.9	$44.5	$95.7	$114.9
Income from discontinued operations, net of tax	$—	$2.6	$—	$7.1
Net income	$51.9	$47.1	$95.7	$122.0

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	164.0	162.9	163.8	162.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	2.4	3.3	2.6	3.8
Assumed conversion of the Notes	9.9	12.3	10.5	12.8
Weighted average common shares outstanding used in diluted earnings per share	176.3	178.5	176.9	179.2

Earnings per share:
Earnings from continuing operations - basic	$0.32	$0.27	$0.58	$0.71
Earnings from continuing operations - diluted	$0.29	$0.25	$0.54	$0.64

Earnings from discontinued operations - basic	$—	$0.02	$—	$0.04
Earnings from discontinued operations - diluted	$—	$0.01	$—	$0.04

Earnings - basic	$0.32	$0.29	$0.58	$0.75
Earnings - diluted	$0.29	$0.26	$0.54	$0.68

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Stock-based awards	2.1	1.9	2.0	1.3

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

The Company’s Specialty Products & Technologies products primarily include implants, regenerative products, prosthetics, orthodontic brackets, aligners and lab products. The Company’s Equipment & Consumables products primarily include traditional consumables such as bonding agents and cements, impression materials, infection prevention products and restorative products, while the Company’s equipment products primarily include digital imaging systems, software and other visualization and magnification systems.

On December 31, 2021, the Company sold substantially all of its KaVo Treatment Unit and Instrument Business, which was part of the Company’s Equipment & Consumables segment. As a result, the financial results of the KaVo Treatment Unit and Instrument Business for the three and six months ended July 1, 2022, were reported as discontinued operations and all segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business. As of December 31, 2022, all activities related to the sale of the KaVo Treatment Unit and Instrument Business were completed and therefore there are no discontinued operations reported for the three and six months ended June 30, 2023. Refer to Note 3 for more information on the Company’s discontinued operations.

Segment related information is shown below ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales:
Specialty Products & Technologies	$417.0	$407.7	$827.0	$804.8
Equipment & Consumables	245.4	238.1	462.6	472.4
Total	$662.4	$645.8	$1,289.6	$1,277.2

Operating profit and reconciliation to income before taxes from continuing operations:
Specialty Products & Technologies	$55.7	$74.0	$126.8	$144.3
Equipment & Consumables	48.4	30.2	80.9	75.7
Other	(25.2)	(39.0)	(56.7)	(63.3)
Operating profit	78.9	65.2	151.0	156.7
Nonoperating income (expense):
Other income	7.1	0.3	7.4	0.6
Interest expense, net	(17.4)	(6.4)	(34.1)	(12.3)
Income before taxes from continuing operations	$68.6	$59.1	$124.3	$145.0

Identifiable assets:			June 30, 2023	December 31, 2022
Specialty Products & Technologies			$3,438.2	$3,475.7
Equipment & Consumables			2,473.5	2,455.3
Other			695.5	656.0
Total			$6,607.2	$6,587.0

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

The Divestiture was part of our strategy to structurally improve our long-term margins and represented a strategic shift with a major effect on our operations and financial results as described in ASC 205-20. The sale met the criteria to be accounted for as a discontinued operation and therefore, we applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, we have reported the financial results of the Divestiture as discontinued operations in our Condensed Consolidated Statements of Operations and have excluded the KaVo Treatment Unit and Instrument Business from all segment information and descriptions for the three and six months ended July 1, 2022. Our Condensed Consolidated Statements of Cash Flows include the financial results of the KaVo Treatment Unit and Instrument Business for the six months ended July 1, 2022. As all Deferred Local Closings were completed as of December 31, 2022, there are no discontinued operations reported for the three and six months ended June 30, 2023.

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

We operate in two business segments: Specialty Products & Technologies and Equipment & Consumables. Our Specialty Products & Technologies segment develops, manufactures and markets products primarily related to dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. Our Equipment & Consumables segment develops, manufactures and markets products primarily related to dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related consumables; and restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.
For the three and six months ended June 30, 2023, sales derived from customers outside of the United States were 52.7% and 52.5%, respectively, compared to both the three and six months ended July 1, 2022, of 51.3%. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

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

Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates negatively impacted reported sales by 1.2% and 1.4% for the three and six months ended June 30, 2023, respectively, compared to the comparable period of 2022, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

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

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing some volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the three and six months ended June 30, 2023 and July 1, 2022.

COVID-19

The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. The global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. During the three and six months ended June 30, 2023, notwithstanding improvement in many markets in which we operate due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19.

For additional information on certain risks to our business, please refer to the “Item 1A. Risk Factors” section of our 2022 10-K.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and six months ended June 30, 2023, compared to the three and six months ended July 1, 2022.

	Three Months Ended
($ in millions)	June 30, 2023		July 1, 2022		% Change
Sales	$662.4	100.0%	$645.8	100.0%	2.6%
Cost of sales	283.8	42.8%	276.0	42.7%	2.8%
Gross profit	378.6	57.2%	369.8	57.3%	2.4%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	272.9	41.2%	279.5	43.3%	(2.4)%
Research and development (“R&D”) expenses	26.8	4.0%	25.1	3.9%	6.8%
Operating profit	78.9	11.9%	65.2	10.1%	21.0%
Nonoperating income (expense):
Other income	7.1	1.1%	0.3	—%	NM
Interest expense, net	(17.4)	(2.6)%	(6.4)	(1.0)%	171.9%
Income before income taxes	68.6	10.4%	59.1	9.2%	16.1%
Income tax expense	16.7	2.5%	14.6	2.3%	14.4%
Income from continuing operations	51.9	7.8%	44.5	6.9%	16.6%
Income from discontinued operations, net of tax	—	—%	2.6	0.4%	(100.0)%
Net income	$51.9	7.8%	$47.1	7.3%	10.2%

Effective tax rate from continuing operations	24.3%		24.7%

	Six Months Ended
($ in millions)	June 30, 2023		July 1, 2022		% Change
Sales	$1,289.6	100.0%	$1,277.2	100.0%	1.0%
Cost of sales	548.3	42.5%	533.3	41.8%	2.8%
Gross profit	741.3	57.5%	743.9	58.2%	(0.3)%
Operating costs:
SG&A expenses	539.0	41.8%	537.7	42.1%	0.2%
R&D expenses	51.3	4.0%	49.5	3.9%	3.6%
Operating profit	151.0	11.7%	156.7	12.3%	(3.6)%
Nonoperating income (expense):
Other income	7.4	0.6%	0.6	—%	NM
Interest expense, net	(34.1)	(2.6)%	(12.3)	(1.0)%	177.2%
Income before income taxes	124.3	9.6%	145.0	11.4%	(14.3)%
Income tax expense	28.6	2.2%	30.1	2.4%	(5.0)%
Income from continuing operations	95.7	7.4%	114.9	9.0%	(16.7)%
Income from discontinued operations, net of tax	—	—%	7.1	0.6%	(100.0)%
Net income	$95.7	7.4%	$122.0	9.6%	(21.6)%

Effective tax rate from continuing operations	23.0%		20.8%
Non-meaningful percentage change related to year-to-year comparisons are designated as NM.

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Month Period Ended June 30, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	2.6%	1.0%
Plus the impact of:
Acquisition	(1.7)%	(2.5)%
Currency exchange rates	1.2%	1.4%
Core sales growth (non-GAAP)	2.1%	(0.1)%
Sales and core sales growth for the three months ended June 30, 2023 increased 2.6% and 2.1%, respectively, compared to the comparable period in 2022. An increase in sales volume positively impacted sales growth by 2.7% on a period-over-period basis, offset by a decrease in sales price of 0.6%. Sales in developed markets increased due to growth in Western Europe, partially offset by a decrease in North America. Sales in emerging markets increased primarily due to Eastern Europe.
Sales growth for the six months ended June 30, 2023 increased by 1.0% while core sales growth decreased by 0.1%, for the comparable period in 2022. A sales price decrease of 0.1% negatively impacted sales growth and sales volume remained flat on a period-over-period basis. Sales in developed markets decreased primarily due to North America, partially offset by an increase in Western Europe. Sales in emerging markets increased due to Eastern Europe, partially offset by a decrease in China.
COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of sales	283.8	276.0	548.3	533.3
Gross profit margin	57.2%	57.3%	57.5%	58.2%
The increase in cost of sales during the three and six months ended June 30, 2023 as compared to the comparable periods in 2022, was primarily due to increased sales, unfavorable product mix and the impact of higher costs due to inflation.
Gross profit margin percentages during the three and six months ended June 30, 2023 decreased compared to the comparable periods in 2022. For the three months ended June 30, 2023, the slight decrease was primarily due to unfavorable product mix and higher costs due to inflation, offset by an increase in volume and the period-over-period savings associated with productivity improvements. For the six months ended June 30, 2023, the decrease was primarily due to unfavorable product mix and higher costs due to inflation, partially offset by period-over-period savings associated with productivity improvements.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Selling, general and administrative expenses	$272.9	$279.5	$539.0	$537.7
Research and development expenses	$26.8	$25.1	$51.3	$49.5
SG&A as a % of sales	41.2%	43.3%	41.8%	42.1%
R&D as a % of sales	4.0%	3.9%	4.0%	3.9%

SG&A expenses as a percentage of sales for the three and six months ended June 30, 2023 decreased as compared to the comparable periods of 2022. For the three months ended June 30, 2023, the decrease was primarily due to increased sales volume combined with lower acquisition related and sales and marketing expenses. For the six months ended June 30, 2023, the decrease was primarily due to lower acquisition related expenses combined with lower sales and marketing expenses.
R&D expenses as a percentage of sales for the three and six months ended June 30, 2023, were consistent with the comparable period in 2022.
OTHER INCOME (EXPENSE), NET
The increase in Other income (expense), net for both the three and six months ended June 30, 2023 is primarily due to a $6.9 million gain on the sale of an equity investment.

INTEREST COSTS AND FINANCING
Interest costs were $17.4 million and $6.4 million for the three months ended June 30, 2023 and July 1, 2022, respectively, and $34.1 million and $12.3 million for the six months ended June 30, 2023 and July 1, 2022, respectively. The increase in interest costs for the three and six months ended June 30, 2023 as compared to the comparable periods of 2022 was due primarily to higher interest rates on our variable rate Term Loan and Euro Term Loan borrowings.

INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Effective tax rate from continuing operations	24.3%	24.7%	23.0%	20.8%

Our effective tax rate from continuing operations of 24.3% and 23.0% for the three and six months ended June 30, 2023, respectively, differed from the comparable periods in 2022 primarily due to the Company’s geographical mix of earnings and a decrease in certain discrete tax benefits.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. Based on our current analysis of the provisions, this legislation did not have a material impact on our Condensed Consolidated Financial Statements as of or for the three and six months ended June 30, 2023.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$417.0	$407.7	$827.0	$804.8
Operating profit	$55.7	$74.0	$126.8	$144.3
Operating profit as a % of sales	13.4%	18.2%	15.3%	17.9%

Sales and Core Sales Growth

	% Change Three Month Period Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Month Period Ended June 30, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	2.3%	2.8%
Plus the impact of:
Acquisitions	(2.1)%	(2.1)%
Currency exchange rates	1.5%	1.7%
Core sales growth (non-GAAP)	1.7%	2.4%
Sales
Sales and core sales growth for the three months ended June 30, 2023 increased 2.3% and 1.7%, respectively, compared to the comparable period in 2022. Sales increased by 2.1% due to higher volume on a period-over-period basis, offset by a decrease in sales price of 0.4%. Sales in developed markets increased primarily due to growth in Western Europe, partially offset by a decrease in North America. Sales in emerging markets increased primarily due to Eastern Europe, partially offset by a decrease in Russia.
Sales and core sales growth for the six months ended June 30, 2023 increased 2.8% and 2.4%, respectively, compared to the comparable period in 2022. Sales increased by 2.9% due to higher volume on a period-over-period basis, slightly offset by a decrease in sales price of 0.5%. Sales in developed markets increased primarily due to growth in Western Europe, partially offset by a decrease in North America. Sales in emerging markets increased primarily due to Eastern Europe, partially offset by decreases in China and Russia.
Additionally, sales for the three and six months ended June 30, 2023 were also positively impacted by the acquisition of Osteogenics.
Operating Profit

Operating profit margin was 13.4% for the three months ended June 30, 2023, as compared to an operating profit margin of 18.2% for the comparable period of 2022. Operating profit margin was 15.3% for the six months ended June 30, 2023, as compared to an operating profit margin of 17.9% for the comparable period of 2022. The decrease in operating profit margin for both the three and six month periods was primarily due to unfavorable product mix, investments in our long-term growth initiatives, and the impact of inflation, partially offset by an increase in sales volume and by period-over-period savings associated with productivity improvements.
EQUIPMENT & CONSUMABLES
Our Equipment & Consumables segment primarily develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.
Equipment & Consumables Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$245.4	$238.1	$462.6	$472.4
Operating profit	$48.4	30.2	$80.9	$75.7
Operating profit as a % of sales	19.7%	12.7%	17.5%	16.0%

Sales and Core Sales Growth

	% Change Three Month Period Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six Month Period Ended June 30, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	3.1%	(2.1)%
Plus the impact of:
Acquisition	(1.0)%	(3.1)%
Currency exchange rates	0.8%	0.8%
Core sales growth (non-GAAP)	2.9%	(4.4)%
Sales
Sales and core sales growth for the three months ended June 30, 2023 increased 3.1% and 2.9%, respectively, compared to the comparable period in 2022. Sales growth increased by 3.7% due to higher volume on a period-over-period basis, offset by a decrease in sales price of 0.8%. Sales increased for the three months ended June 30, 2023 primarily due to emerging markets.
Sales and core sales growth for the six months ended June 30, 2023 decreased 2.1% and 4.4%, respectively, compared to the comparable period in 2022. A decrease in sales volume negatively impacted sales growth by 5.1% on a period-over-period basis, offset by an increase in sales price of 0.7%. Sales decreased in developed markets primarily in North America and Western Europe, while sales increased in emerging markets.
Sales for the three and six months ended June 30, 2023 were positively impacted by the acquisition of our Intraoral Scanner Business.
Operating Profit
Operating profit margin was 19.7% for the three months ended June 30, 2023, as compared to an operating profit margin of 12.7% for the comparable period of 2022. The increase in operating profit margin for the three months ended June 30, 2023 was primarily due to higher sales volume, period-over-period savings associated with productivity improvements, decreased amortization of intangible assets, and lower restructuring costs, partially offset by the impact of incremental material price cost due in part to inflation.
Operating profit margin was 17.5% for the six months ended June 30, 2023, as compared to an operating profit margin of 16.0% for the comparable period of 2022. The increase in operating profit margin for the six months ended June 30, 2023 was primarily due to favorable sales price and period-over-period savings associated with productivity improvements, partially offset by lower sales volume and the impact of higher costs due to inflation.
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
Following is an overview of our cash flows and liquidity, which includes the cash flows of the KaVo Treatment Unit and Instrument Business for the six months ended July 1, 2022.

Overview of Cash Flows and Liquidity

	Six Months Ended
	June 30, 2023	July 1, 2022
Net cash provided by operating activities	$78.2	$25.7

Payments for additions to property, plant and equipment	$(31.6)	$(31.9)
Proceeds from sale of equity investment	10.7	—
Acquisitions, net of cash acquired	—	(569.8)
Proceeds from sale of KaVo treatment unit and instrument business	—	28.8
All other investing activities, net	(3.9)	(13.6)
Net cash used in investing activities	$(24.8)	$(586.5)

Proceeds from stock option exercises	$5.9	$15.4
Tax withholding payment related to net settlement of equity awards	(6.4)	(8.1)
Proceeds from borrowings	—	0.3
Repayment of borrowings	—	(0.5)
All other financing activities	1.6	—
Net cash provided by financing activities	$1.1	$7.1

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $78.2 million during the six months ended June 30, 2023, as compared to net cash provided by operating activities of $25.7 million for the comparable period of 2022, primarily due to lower overall net cash payments during the six months ended June 30, 2023.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $24.8 million for the six months ended June 30, 2023, as compared to net cash used in investing activities of $586.5 million for the comparable period in 2022, primarily due to the prior year period reflecting cash paid with respect to the Intraoral Scanner Business acquisition and the earnout from the sale of the KaVo Treatment Unit and Instruments Business, offset by the proceeds received in the current quarter related to the sale of an equity investment.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash provided by finance activities was $1.1 million for the six months ended June 30, 2023 compared to net cash provided by financing activities of $7.1 million for the comparable period of 2022 primarily due to a reduction in cash flows associated with the issuance of common stock.

For a description of our outstanding debt as of June 30, 2023, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of June 30, 2023, we held $651.7 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $152.4 million was held within the United States and $499.3 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2022 10-K.

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

As of June 30, 2023, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

There were no material changes to our contractual obligations during the three and six months ended June 30, 2023.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2022 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of June 30, 2023, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2022 10-K. There were no material changes to this information reported in our 2022 10-K during the quarter ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)    During the quarter ended June 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, Commission File No. 001-39054)

3.2
Third Amended and Restated Bylaws of Envista Holdings Corporation effective as of May 22, 2023 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on May 26, 2023, Commission File No. 001-39054)

10.1*	Separation Agreement and General Release between DH Dental Employment Services LLC and Jean-Claude Kyrillos
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: August 2, 2023	By:	/s/ Howard H. Yu
Howard H. Yu
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)