Form 10-Q
period 2023-09-29
Envista Holdings Corp
filed 2023-11-01
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of October 27, 2023, was 171,402,370.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	September 29, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$824.2	$606.9
Trade accounts receivable, less allowance for credit losses of $16.0 and $16.2, respectively	417.1	393.5
Inventories, net	278.8	300.8
Prepaid expenses and other current assets	120.6	123.4
Total current assets	1,640.7	1,424.6
Property, plant and equipment, net	304.0	293.6
Operating lease right-of-use assets	126.6	131.8
Other long-term assets	152.9	153.7
Goodwill	3,458.2	3,496.6
Other intangible assets, net	1,001.4	1,086.7
Total assets	$6,683.8	$6,587.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$115.1	$510.0
Trade accounts payable	168.6	228.3
Accrued expenses and other liabilities	433.7	471.4
Operating lease liabilities	29.4	27.0
Total current liabilities	746.8	1,236.7
Operating lease liabilities	112.3	121.4
Other long-term liabilities	150.5	151.3
Long-term debt	1,381.0	870.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at September 29, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 173.2 million shares issued and 171.3 million shares outstanding at September 29, 2023; 163.7 million shares issued and 163.2 million shares outstanding at December 31, 2022	1.7	1.6
Additional paid-in capital	3,749.7	3,699.0
Retained earnings	848.6	731.4
Accumulated other comprehensive loss	(306.8)	(225.1)
Total stockholders’ equity	4,293.2	4,206.9
Total liabilities and stockholders’ equity	$6,683.8	$6,587.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$631.3	$631.1	$1,920.9	$1,908.3
Cost of sales	268.0	266.4	816.3	799.7
Gross profit	363.3	364.7	1,104.6	1,108.6
Operating expenses:
Selling, general and administrative	257.7	264.2	796.7	801.9
Research and development	22.3	26.0	73.6	75.5
Operating profit	83.3	74.5	234.3	231.2
Nonoperating (expense) income:
Other (expense) income	(32.1)	0.3	(24.7)	0.9
Interest expense, net	(15.4)	(11.6)	(49.5)	(23.9)
Income before income taxes	35.8	63.2	160.1	208.2
Income tax expense	14.3	13.6	42.9	43.7
Income from continuing operations, net of tax	21.5	49.6	117.2	164.5
(Loss) income from discontinued operations, net of tax (Note 3)	—	(2.0)	—	5.1
Net income	$21.5	$47.6	$117.2	$169.6
Earnings per share:
Earnings from continuing operations - basic	$0.13	$0.30	$0.71	$1.01
Earnings from continuing operations - diluted	$0.12	$0.28	$0.66	$0.92

(Loss) earnings from discontinued operations - basic	$—	$(0.01)	$—	$0.03
(Loss) earnings from discontinued operations - diluted	$—	$(0.01)	$—	$0.03

Earnings - basic	$0.13	$0.29	$0.71	$1.04
Earnings - diluted	$0.12	$0.27	$0.66	$0.95
Average common stock and common equivalent shares outstanding:
Basic	168.2	163.1	165.3	162.7
Diluted	175.2	176.9	176.3	178.4
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income	$21.5	$47.6	$117.2	$169.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(69.6)	(116.6)	(80.7)	(249.1)
Cash flow hedge adjustments	—	(0.2)	—	1.7
Pension plan adjustments	(0.3)	(0.1)	(1.0)	(0.3)
Total other comprehensive loss, net of income taxes	(69.9)	(116.9)	(81.7)	(247.7)
Comprehensive (loss) income	$(48.4)	$(69.3)	$35.5	$(78.1)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Nine Months Ended September 29, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2022	$1.6	$3,699.0	$731.4	$(225.1)	$4,206.9
Common stock-based award activity	—	13.8	—	—	13.8
Net income	—	—	43.8	—	43.8
Other comprehensive income	—	—	—	14.5	14.5
Balance, March 31, 2023	1.6	3,712.8	775.2	(210.6)	4,279.0
Common stock-based award activity	—	6.4	—	—	6.4
Net income	—	—	51.9	—	51.9
Other comprehensive loss	—	—	—	(26.3)	(26.3)
Balance, June 30, 2023	1.6	3,719.2	827.1	(236.9)	4,311.0
Common stock-based award activity	—	6.4	—	—	6.4
Partial exchange of convertible notes due 2025 and partial unwind of capped call transactions. See Note 13	0.1	24.1	—	—	24.2
Net income	—	—	21.5	—	21.5
Other comprehensive loss	—	—	—	(69.9)	(69.9)
Balance, September 29, 2023	$1.7	$3,749.7	$848.6	$(306.8)	$4,293.2

See the accompanying Notes to the Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity	Noncontrolling Interests
Balance, December 31, 2021	$1.6	$3,732.6	$466.9	$(143.5)	$4,057.6	$0.4
Cumulative effect of adjustment related to change in accounting principle. See Note 1	—	(77.8)	21.4	—	(56.4)	—
Balance, January 1, 2022	1.6	3,654.8	488.3	(143.5)	4,001.2	0.4
Change in noncontrolling interest	—	—	—	—	—	(0.4)
Common stock-based award activity	—	13.1	—	—	13.1	—
Net income	—	—	74.9	—	74.9	—
Other comprehensive loss	—	—	—	(58.3)	(58.3)	—
Balance, April 1, 2022	1.6	3,667.9	563.2	(201.8)	4,030.9	—
Common stock-based award activity	—	10.5	—	—	10.5	—
Net income	—	—	47.1	—	47.1	—
Other comprehensive loss	—	—	—	(72.5)	(72.5)	—
Balance, July 1, 2022	1.6	3,678.4	610.3	(274.3)	4,016.0	—
Common stock-based award activity	—	11.2	—	—	11.2	—
Net income	—	—	47.6	—	47.6	—
Other comprehensive loss	—	—	—	(116.9)	(116.9)	—
Balance, September 30, 2022	$1.6	$3,689.6	$657.9	$(391.2)	$3,957.9	$—

See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$117.2	$169.6
Noncash items:
Depreciation	26.8	23.9
Amortization	75.9	78.2
Allowance for credit losses	3.5	3.8
Stock-based compensation expense	26.2	23.1
Gain on equity investments, net	(3.6)	—
Gain on sale of property, plant and equipment	(2.0)	(1.1)
Gain on sale of KaVo treatment unit and instrument business	—	(8.9)
Restructuring charges	0.7	5.5
Impairment charges	0.3	5.8
Fair value adjustment of acquisition-related inventory	—	7.7
Amortization of right-of-use assets	19.9	17.7
Inducement expense related to exchange of convertible notes	28.5	—
Amortization of debt discount and issuance costs	3.4	3.0
Change in trade accounts receivable	(33.0)	(76.5)
Change in inventories	9.4	(35.9)
Change in trade accounts payable	(53.2)	11.3
Change in prepaid expenses and other assets	5.4	(21.7)
Change in accrued expenses and other liabilities	(26.1)	(109.7)
Change in operating lease liabilities	(25.6)	(23.4)
Net cash provided by operating activities	173.7	72.4
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(50.0)	(58.8)
Proceeds from sales of property, plant and equipment	—	1.6
Proceeds from sale of equity investment	10.7	—
Acquisitions, net of cash acquired	—	(696.2)
Proceeds from sale of KaVo treatment unit and instrument business, net	—	59.8
Proceeds from the settlement of derivative financial instruments	1.1	55.9
All other investing activities, net	(11.6)	(18.5)
Net cash used in investing activities	(49.8)	(656.2)
Cash flows from financing activities:
Proceeds from issuance of convertible notes due 2028	500.2	—
Debt issuance costs related to issuance of convertible notes due 2028	(13.5)	—
Principal paid related to exchange of convertible notes due 2025	(401.2)	—
Proceeds from borrowings	323.5	0.3
Repayment of borrowings	(288.8)	(0.5)

Debt issuance costs related to other borrowings	(4.5)	—
Proceeds from revolving line of credit	—	124.0
Repayment of revolving line of credit	—	(54.0)
Proceeds from stock option exercises	7.5	19.9
Tax withholding payment related to net settlement of equity awards	(7.8)	(8.9)
All other financing activities	0.2	—
Net cash provided by financing activities	115.6	80.8
Effect of exchange rate changes on cash and cash equivalents	(22.2)	(2.1)
Net change in cash and cash equivalents	217.3	(505.1)
Beginning balance of cash and cash equivalents	606.9	1,073.6
Ending balance of cash and cash equivalents	$824.2	$568.5

Supplemental data:
Cash paid for interest	$47.9	$21.1
Cash paid for taxes	$49.5	$80.2
ROU assets obtained in exchange for operating lease obligations	$18.9	$29.6
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of September 29, 2023 and December 31, 2022, and its results of operations for the three and nine month periods ended September 29, 2023 and September 30, 2022 and cash flows for the nine month periods ended September 29, 2023 and September 30, 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2022, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 16, 2023.

As discussed in Note 3, Discontinued Operations, on December 31, 2021, the Company sold substantially all of its KaVo dental treatment unit and instrument business (the "KaVo Treatment Unit and Instrument Business"), which was part of the Company’s Equipment and Consumables segment. However, the transfer of assets in certain countries was not executed and closed until 2022 (“Deferred Local Closing”). As a result, the financial results related to the Deferred Local Closing countries were reported as discontinued operations and all segment information and descriptions exclude the activity related to those countries for the three and nine months ended September 30, 2022. As of December 31, 2022, all Deferred Local Closings were completed and therefore there is no discontinued operations activity reported for the three and nine months ended September 29, 2023.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic.

The extent of the impact of the COVID-19 pandemic on the Company remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. The global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. During the three and nine months ended September 29, 2023, notwithstanding improvement in many markets in which the Company operates due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19.

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

Carestream Dental Technology Parent Limited’s Intraoral Scanner Business
On April 20, 2022, the Company completed the acquisition of Carestream Dental Technology Parent Limited’s (“Carestream Dental”) intraoral scanner business (the “Intraoral Scanner Business”) for total consideration of $580.3 million and subject to certain customary adjustments as provided in the Stock and Asset Purchase Agreement dated December 21, 2021 and as subsequently amended by the closing agreement dated as of April 20, 2022 (together, the “IOS Purchase Agreement”). The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of the Company’s Equipment & Consumables segment. The Company purchased the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities as well as the acquisition of all of the equity of certain subsidiaries of Carestream Dental.

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

For the three and nine months ended September 30, 2022, legal, accounting, and other professional service costs associated with acquisitions were $1.5 million and $13.4 million, respectively, and have been recorded as selling, general and administrative expense in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 29, 2023, there were no legal, accounting, and other professional service costs associated with acquisitions.

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

For the nine months ended September 30, 2022, the Company recognized an earnout payment of $30.0 million. As all Deferred Local Closings were completed as of December 31, 2022, there are no discontinued operations reported for the three and nine months ended September 29, 2023.

The operating results of the Divestiture for the three and nine months ended September 30, 2022 are reflected in the Condensed Consolidated Statements of Operations within income from discontinued operations, net of tax as follows ($ in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Sales	$2.8	$11.7
Cost of sales	2.1	9.1
Gross profit	0.7	2.6
Operating expenses:
Selling, general and administrative	1.1	3.2
Research and development	—	—
Operating loss	(0.4)	(0.6)
Income tax expense	—	—
Loss from discontinued operations	(0.4)	(0.6)
(Loss) gain on sale of discontinued operations, net of tax	(1.6)	5.7
Net (loss) income from discontinued operations	$(2.0)	$5.1

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2022	$16.2
Foreign currency translation	(0.4)
Provision for credit losses	3.5
Write-offs charged against the allowance	(2.4)
Recoveries	(0.9)
Balance at September 29, 2023	$16.0

NOTE 5. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	September 29, 2023	December 31, 2022
Finished goods	$210.3	$229.2
Work in process	19.5	23.9
Raw materials	101.5	103.4
Reserve for inventory obsolescence	(52.5)	(55.7)
Total	$278.8	$300.8

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	September 29, 2023	December 31, 2022
Land and improvements	$10.0	$10.0
Buildings and improvements	158.5	154.5
Machinery, equipment and other assets	398.3	370.2
Construction in progress	68.6	71.2
Gross property, plant and equipment	635.4	605.9
Less: accumulated depreciation	(331.4)	(312.3)
Property, plant and equipment, net	$304.0	$293.6

NOTE 7. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance at December 31, 2022	$2,047.8	$1,448.8	$3,496.6
Foreign currency translation	(33.1)	(5.3)	(38.4)
Balance at September 29, 2023	$2,014.7	$1,443.5	$3,458.2

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	September 29, 2023		December 31, 2022
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$121.6	$20.8	$148.0	$17.5
Sales and product allowances	69.8	1.5	85.1	1.3
Contract liabilities	100.9	7.9	78.9	8.6
Taxes, income and other	26.7	68.7	42.1	68.6
Restructuring-related employee severance, benefits and other	13.3	—	18.9	—
Pension benefits	5.6	15.5	5.6	17.5
Loss contingencies	9.8	26.9	8.1	27.6
Other	86.0	9.2	84.7	10.2
Total	$433.7	$150.5	$471.4	$151.3

NOTE 9.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On January 17, 2023, the Company entered into a two-year cross-currency swap derivative contract, with a notional value of $150.0 million. This contract effectively converts a portion of the Company’s U.S. dollar denominated senior term loan facilities to obligations denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. This instrument matures on January 17, 2025.

The Company also has foreign currency denominated long-term debt consisting of a senior euro term loan facility. The senior euro term loan facility represents a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The senior euro term loan facility is designated and qualifies as a non-derivative hedging instrument.
Refer to Note 13 for further discussion of the Company’s debt and credit facilities.

The change in the fair value of the cross-currency swap instrument and the foreign currency translation of the senior euro term loan facilities are recorded in accumulated other comprehensive loss in equity in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 14.

The Company has also used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior term and senior euro term loan facilities. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments were recorded in accumulated other comprehensive loss in equity (see Note 14). The interest income or expense from the cross-currency and interest rate swaps were recorded in interest expense, net in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. The Company did not have any outstanding interest rate swap contracts as of September 29, 2023.

The following table summarizes the notional values as of September 29, 2023 and September 30, 2022 and pretax impact of changes in the fair values of instruments designated as net investment and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the three and nine months ended September 29, 2023 and September 30, 2022 ($ in millions):

	Three Months Ended September 29, 2023		Three Months Ended September 30, 2022
	Notional Amount	Gain Recognized in OCI	Notional Amount	Gain (Loss) Recognized in OCI
Foreign currency denominated debt	$370.1	$11.6	$203.9	$12.8
Foreign currency contracts	150.0	4.2	—	14.4
Interest rate contract	—	—	—	(0.3)
Total	$520.1	$15.8	$203.9	$26.9

	Nine Months Ended September 29, 2023		Nine Months Ended September 30, 2022
	Notional Amount	Gain Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$370.1	$7.3	$203.9	$32.7
Foreign currency contracts	150.0	2.5	—	68.5
Interest rate contracts	—	—	—	2.2
Total	$520.1	$9.8	$203.9	$103.4

The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the three and nine months ended September 29, 2023 and September 30, 2022. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges and therefore did not reclassify any portion of the above net investment and cash flow hedges from accumulated other comprehensive loss into income during the three and nine months ended September 29, 2023 and September 30, 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	September 29, 2023	December 31, 2022
Derivative Assets:
Other long-term assets	$2.5	$—

Nonderivative hedging instruments:
Long-term debt	$370.1	$222.7
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 29, 2023
Assets:
Cross-currency swap derivative contracts	$—	$2.5	$—	$2.5
Liabilities:
Deferred compensation plans	$—	$19.2	$—	$19.2
Contingent consideration	$—	$—	$3.9	$3.9

December 31, 2022:
Liabilities:
Deferred compensation plans	$—	$15.8	$—	$15.8
Contingent consideration	$—	$—	$6.0	$6.0

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
Contingent Consideration
Contingent consideration represents a cash hold back intended to be used for certain liabilities related to the Company’s acquisitions. Contingent consideration was classified as Level 3 in the fair value hierarchy as the estimated fair value was measured using a probability weighted discounted cash flow model.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 29, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cross-currency swap derivative contracts	$2.5	$2.5	$—	$—
Liabilities:
Contingent consideration	$3.9	$3.9	$6.0	$6.0
Convertible senior notes due 2028	$486.3	$442.7	$—	$—
Convertible senior notes due 2025	$115.1	$162.6	$510.0	$873.0
Other debt	$894.7	$894.7	$870.7	$870.7

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on September 29, 2023 and December 31, 2022. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2022	$9.2
Accruals for warranties issued during the year	9.8
Settlements made	(9.7)
Effect of foreign currency translation	(0.1)
Balance at September 29, 2023	$9.2

NOTE 12. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $36.7 million and $35.7 million as of September 29, 2023 and December 31, 2022, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 13. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt issuance costs ($ in millions):

	September 29, 2023	December 31, 2022
Senior term loan facility due 2028 (the “2028 Term Loan”)	$525.6	$—
Senior term loan facility due 2024 (the “2024 Term Loan”)	—	648.3
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	369.1	—
Senior euro term loan facility due 2024 (the “2024 Euro Term Loan”)	—	222.4
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	486.3	—
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	115.1	510.0
Total debt	1,496.1	1,380.7
Less: current portion	(115.1)	(510.0)
Long-term debt	$1,381.0	$870.7

Credit Facilities
On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. The amended and restated credit agreement dated June 15, 2021, consisted of the $650.0 million 2024 Term Loan and the €208.0 million 2024 Euro Term Loan. Additionally, the amended and restated credit agreement dated June 15, 2021, included a revolving credit facility with an aggregate available borrowing capacity of $750.0 million and a $20.0 million sublimit for the issuance of standby letters of credit. There were no borrowings outstanding under this revolving credit facility at December 31, 2022.

Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million, (collectively the “2028 Term Loans”). The Second Amended Credit Agreement also includes a revolving credit facility (together with the 2028 Term Loans, the “New Senior Credit Facilities”) with an aggregate available borrowing capacity of $750.0 million and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the revolving credit facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of September 29, 2023 there were no borrowings outstanding under this revolving credit facility. The New Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

The proceeds from the 2028 Term Loans were used to pay outstanding balances of the 2024 Term Loan and the 2024 Euro Term Loan. Additionally, the Company paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement.

Under the New Senior Credit Facilities, borrowings bear interest as follows: (1) Term SOFR Loans (as defined in the Second Amended Credit Agreement) bear interest at a variable rate on a forward-looking Secured Overnight Financing Rate (“SOFR”) term rate plus 0.10% credit spread adjustment plus a margin of between 0.910% and 1.625%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Second Amended Credit Agreement) as of the last day of the immediately preceding fiscal quarter; and (2) Base Rate Loans (as defined in the Second Amended Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time, (iii) the Term SOFR (as defined in the Second Amended Credit Agreement) plus 1.0% and (iv) 1.0%, plus a margin of between 0.0% and 0.625%, depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter. In no event will Term SOFR Loans or Base Rate Loans bear interest at a rate lower than 0.0%. In addition, the Company is required to pay a per annum facility fee of between 0.09% and 0.225% depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and based on the aggregate commitments under the revolving credit facility, whether drawn or not.

The interest rates for borrowings under the 2028 Term Loan and 2028 Euro Term Loan were 6.74% and 5.05% as of September 29, 2023, respectively. Interest is payable monthly for the 2028 Term Loans. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of September 29, 2023.

The interest rates for borrowings as of December 31, 2022, for the 2024 Term Loan and the 2024 Euro Term Loan were 5.98% and 3.28%, respectively.

2028 Convertible Notes

On August 10, 2023, the Company issued the 2028 Convertible Notes due on August 15, 2028, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $65.2 million principal amount, was $500.2 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $485.9 million. The Company used a portion of the net proceeds to pay the cash portion of the consideration in the exchange transaction described below under “Convertible Debt Exchanges”.

The 2028 Convertible Notes will accrue interest at a rate of 1.75% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2028 Convertible Notes have an initial conversion rate of 21.5942 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $46.31 per share of the Company’s common stock and is subject to adjustment upon the occurrence of specified events. The 2028 Convertible Notes are governed by an indenture dated as of August 10, 2023 (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

The 2028 Convertible Notes are senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2028 Convertible Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle conversion by paying the principal amount in cash and any conversion value in excess of the principal amount in cash or a combination of cash and shares of the Company’s common stock. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of September 29, 2023, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

The 2028 Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 17, 2026 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any 2028 Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that 2028 Convertible Note, in which case the conversion rate applicable to the conversion will be increased in certain circumstances if it is converted after it is called for redemption.

The 2028 Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470 “Debt” and ASC 815 “Derivatives and Hedging”. The Company has evaluated all the embedded conversion options contained in the 2028 Convertible Notes to determine if there are embedded features that require bifurcation as a derivative as required by U.S. GAAP. Based on the Company’s analysis, it accounts for the 2028 Convertible Notes as single units of accounting, a liability, because the Company concluded that the conversion features do not require bifurcation as a derivative.

2025 Convertible Senior Notes

On May 21, 2020, the Company issued the 2025 Convertible Notes due on June 1, 2025, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $67.5 million principal amount was $517.5 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $502.6 million. The Company used part of the net proceeds to pay for the capped call transactions (“Capped Calls”) as further described below. The 2025 Convertible Notes accrue interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The 2025 Convertible Notes have an initial conversion rate of 47.5862 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $21.01 per share of the Company’s common stock and is subject to adjustment upon the occurrence of specified events. The 2025 Convertible Notes are governed by an indenture dated as of May 21, 2020 (the “2025 Convertible Note Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Convertible Note Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

The 2025 Convertible Notes are senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Convertible Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

Holders may convert at any time on or after December 2, 2024, until the close of business on the second scheduled trading day preceding the maturity date. Holders will also have the right to convert prior to December 2, 2024, but only upon the occurrence of specified events. The Company will settle conversion requests by paying the principal amount in cash and any conversion value in excess of the principal amount in cash or a combination of cash and shares of the Company’s common stock. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2025 Convertible Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of September 29, 2023 and December 31, 2022, the stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended September 29, 2023 and December 31, 2022, which satisfied one of the conditions permitting early conversion by holders, therefore, the 2025 Convertible Notes are classified as short-term debt.

The 2025 Convertible Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, after June 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amounts to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130.0% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any 2025 Convertible Note for redemption will constitute a “Make-Whole Fundamental Change”, as defined in the 2025 Convertible Note Indenture, in which case the conversion rate applicable to the conversion will be increased in certain circumstances if it is converted after it is called for redemption. On August 10, 2023, the Company settled $401.2 million of principal amount of 2025 Convertible Notes in the exchange transaction described below.

Convertible Debt Exchanges

On August 10, 2023, the Company entered into exchange agreements with a limited number of holders of the 2025 Convertible Notes to exchange $401.2 million principal amount of the 2025 Convertible Notes for aggregate consideration which consisted of approximately $403.0 million in cash, which included accrued interest, and approximately 8.4 million shares of the Company’s common stock (“Notes Exchanges”). The Company recognized a non-cash inducement charge of $28.5 million in connection with the Notes Exchanges which was recorded within Other Expense in the Condensed Consolidated Statements of Operations, a reduction of $4.4 million of unamortized debt issuance costs, and an increase in additional paid-in capital of $24.1 million.

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Contractual interest expense:
2028 Convertible Notes	$1.2	$—	$1.2	$—
2025 Convertible Notes	2.3	3.1	8.4	9.2
Amortization of debt issuance costs:
2028 Convertible Notes	0.3	—	$0.3	—
2025 Convertible Notes	0.4	0.7	$1.9	2.2
Total interest expense	$4.2	$3.8	$11.8	$11.4

For the three and nine months ended September 29, 2023, the debt issuance costs were amortized using an annual effective interest rate of 2.4% and 3.0% for the 2028 Convertible Notes and the 2025 Convertible Notes, respectively.

As of September 29, 2023 and December 31, 2022, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $38.0 million and $311.7 million, respectively.
Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	September 29, 2023	December 31, 2022
2028 Convertible Notes	$13.9	$—
2025 Convertible Notes	1.2	7.5
Term Loans	4.4	1.7
Euro Term Loans	1.0	0.3
	$20.5	$9.5

The above unamortized debt issuance costs have been netted against their respective aggregate principal amounts of the related debt and are being amortized to interest expense over the term of the respective debt.

Capped Call Transactions

In connection with the offering of the 2025 Convertible Notes, the Company entered into Capped Calls with certain counterparties. The Capped Calls have an initial strike price of approximately $21.01 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Convertible Notes. The Capped Calls have initial cap prices of $23.79 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of common stock issued upon any conversion of the 2025 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to the Company's own stock and are considered equity classified, they are recorded in equity and are not accounted for as derivatives. The cost of $20.7 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

On August 10, 2023, in connection with the Notes Exchanges, the Company completed a partial unwind of the Capped Calls resulting in the receipt of 1.0 million shares of its common stock.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended September 29, 2023
Balance, June 30, 2023	$(251.6)	$14.7	$(236.9)
Other comprehensive loss before reclassifications:
Decrease	(65.7)	—	(65.7)
Income tax impact	(3.9)	—	(3.9)
Other comprehensive loss before reclassifications, net of income taxes	(69.6)	—	(69.6)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	(0.4)	(0.4)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.3)	(0.3)
Net current period other comprehensive loss, net of income taxes	(69.6)	(0.3)	(69.9)
Balance, September 29, 2023	$(321.2)	$14.4	$(306.8)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2022
Balance, July 1, 2022	$(272.1)	$0.2	$(2.4)	$(274.3)
Other comprehensive (loss) income before reclassifications:
Decrease	(109.9)	(0.3)	—	(110.2)
Income tax impact	(6.7)	0.1	—	(6.6)
Other comprehensive loss before reclassifications, net of income taxes	(116.6)	(0.2)	—	(116.8)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.1)	(0.1)
Income tax impact	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.1)	(0.1)
Net current period other comprehensive loss, net of income taxes	(116.6)	(0.2)	(0.1)	(116.9)
Balance, September 30, 2022	$(388.7)	$—	$(2.5)	$(391.2)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 29, 2023
Balance, December 31, 2022	$(240.5)	$15.4	$(225.1)
Other comprehensive loss before reclassifications:
Decrease	(78.3)	—	(78.3)
Income tax impact	(2.4)	—	(2.4)
Other comprehensive loss before reclassifications, net of income taxes	(80.7)	—	(80.7)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	(1.3)	(1.3)
Income tax impact	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(1.0)	(1.0)
Net current period other comprehensive loss, net of income taxes	(80.7)	(1.0)	(81.7)
Balance, September 29, 2023	$(321.2)	$14.4	$(306.8)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 30, 2022
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)
Other comprehensive (loss) income before reclassifications:
(Decrease) increase	(224.1)	2.2	—	(221.9)
Income tax impact	(25.0)	(0.5)	—	(25.5)
Other comprehensive (loss) income before reclassifications, net of income taxes	(249.1)	1.7	—	(247.4)
Amounts reclassified from accumulated other comprehensive loss:
Increase	—	—	(0.3)	(0.3)
Income tax impact	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.3)	(0.3)
Net current period other comprehensive (loss) income, net of income taxes	(249.1)	1.7	(0.3)	(247.7)
Balance, September 30, 2022	$(388.7)	$—	$(2.5)	$(391.2)

NOTE 15. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and nine months ended September 29, 2023 and September 30, 2022 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world, which prior to the COVID-19 pandemic, experienced extended periods of accelerated growth in gross domestic product and infrastructure, to include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended September 29, 2023			Three Months Ended September 30, 2022
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$170.1	$161.9	$332.0	$176.5	$163.5	$340.0
Western Europe	95.4	24.1	119.5	77.7	23.6	101.3
Other developed markets	22.0	8.4	30.4	21.7	8.6	30.3
Emerging markets	112.0	37.4	149.4	119.5	40.0	159.5
Total	$399.5	$231.8	$631.3	$395.4	$235.7	$631.1

	Nine Months Ended September 29, 2023			Nine Months Ended September 30, 2022
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$533.7	$463.4	$997.1	$535.3	$480.1	$1,015.4
Western Europe	327.0	86.5	413.5	284.5	85.0	369.5
Other developed markets	68.2	27.1	95.3	69.1	29.2	98.3
Emerging markets	297.6	117.4	415.0	311.3	113.8	425.1
Total	$1,226.5	$694.4	$1,920.9	$1,200.2	$708.1	$1,908.3

Remaining Performance Obligations
Remaining performance obligations include noncancelable purchase orders, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.

As of September 29, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $73.6 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 29, 2023 and December 31, 2022, the contract liabilities were $108.8 million and $87.5 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the nine months ended September 29, 2023 and September 30, 2022 that was included in the contract liability balance at December 31, 2022 and December 31, 2021 was $66.4 million and $48.4 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 13% and 11% of sales for the three and nine months ended September 29, 2023, respectively. Sales to the Company’s largest customer were 11% of sales for both the three and nine months ended September 30, 2022.

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
Restructuring related charges by segment were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Specialty Products & Technologies	$1.7	$4.5	$9.5	$12.7
Equipment & Consumables	5.0	4.2	14.0	12.6
Other	0.1	0.9	1.2	2.8
Total	$6.8	$9.6	$24.7	$28.1
Restructuring related charges were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of sales	$1.0	$3.4	$7.3	$10.0
Selling, general and administrative expenses	5.8	6.2	17.4	18.1
Total	$6.8	$9.6	$24.7	$28.1

At September 29, 2023 and December 31, 2022, the restructuring liability was $13.3 million and $18.9 million, respectively.

NOTE 17. INCOME TAXES
The Company’s effective tax rates from continuing operations of 39.9% and 26.8% for the three and nine months ended September 29, 2023, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to the nondeductible nature of the convertible debt inducement expense for U.S. tax purposes, the Company’s geographical mix of earnings, and discrete tax items.

The Company’s effective tax rates from continuing operations of 21.5% and 21.0% for the three and nine months ended September 30, 2022, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to the Company’s geographical mix of earnings and discrete tax items.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, this legislation did not have a material impact on its Condensed Consolidated Financial Statements as of or for the three and nine months ended September 29, 2023.

NOTE 18.  EARNINGS PER SHARE
Earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes and 2025 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the three and nine months ended September 29, 2023 and September 30, 2022.

In connection with the offering of the 2025 Convertible Notes, the Company entered into Capped Calls, which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The Company completed a partial unwind of the Capped Calls in connection with the Notes Exchanges. Refer to Note 13 for further discussion of the Capped Calls.

The impact of the Capped Calls is not included when calculating potentially dilutive shares since their effect is anti-dilutive. The Capped Calls will mitigate dilution for the conversion of the remaining 2025 Convertible Notes up to the Company’s common stock price of $23.79. If the remaining 2025 Convertible Notes are converted at a price higher than $23.79 per share, the Capped Calls will no longer mitigate dilution from the conversion of the remaining 2025 Convertible Notes.

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator:
Income from continuing operations, net of tax	$21.5	$49.6	$117.2	$164.5
Income from discontinued operations, net of tax	—	(2.0)	—	5.1
Net income	$21.5	$47.6	$117.2	$169.6

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	168.2	163.1	165.3	162.7
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units	2.1	2.8	2.4	3.5
Assumed conversion of 2025 Convertible Notes	4.9	11.0	8.6	12.2
Weighted average common shares outstanding used in diluted earnings per share	175.2	176.9	176.3	178.4

Earnings per share:
Earnings from continuing operations - basic	$0.13	$0.30	$0.71	$1.01
Earnings from continuing operations - diluted	$0.12	$0.28	$0.66	$0.92

Earnings from discontinued operations - basic	$—	$(0.01)	$—	$0.03
Earnings from discontinued operations - diluted	$—	$(0.01)	$—	$0.03

Earnings - basic	$0.13	$0.29	$0.71	$1.04
Earnings - diluted	$0.12	$0.27	$0.66	$0.95

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Stock-based awards	1.9	1.9	2.0	1.5
2028 Convertible Notes	2.6	—	0.9	—
Total	4.5	1.9	2.9	1.5

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

On December 31, 2021, the Company sold substantially all of its KaVo Treatment Unit and Instrument Business, which was part of the Company’s Equipment & Consumables segment. As a result, the financial results of the KaVo Treatment Unit and Instrument Business for the three and nine months ended September 30, 2022, were reported as discontinued operations and all segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business. As of December 31, 2022, all activities related to the sale of the KaVo Treatment Unit and Instrument Business were completed and therefore there are no discontinued operations reported for the three and nine months ended September 29, 2023. Refer to Note 3 for more information on the Company’s discontinued operations.

Segment related information is shown below ($ in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales:
Specialty Products & Technologies	$399.5	$395.4	$1,226.5	$1,200.2
Equipment & Consumables	231.8	235.7	694.4	708.1
Total	$631.3	$631.1	$1,920.9	$1,908.3

Operating profit and reconciliation to income before taxes from continuing operations:
Specialty Products & Technologies	$61.4	$62.3	$188.2	$206.6
Equipment & Consumables	43.9	44.7	124.8	120.4
Other	(22.0)	(32.5)	(78.7)	(95.8)
Operating profit	83.3	74.5	234.3	231.2
Nonoperating income (expense):
Other (expense) income	(32.1)	0.3	(24.7)	0.9
Interest expense, net	(15.4)	(11.6)	(49.5)	(23.9)
Income before taxes from continuing operations	$35.8	$63.2	$160.1	$208.2

Identifiable assets:			September 29, 2023	December 31, 2022
Specialty Products & Technologies			$3,384.5	$3,475.7
Equipment & Consumables			2,428.4	2,455.3
Other			870.9	656.0
Total			$6,683.8	$6,587.0

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

The Divestiture was part of our strategy to structurally improve our long-term margins and represented a strategic shift with a major effect on our operations and financial results as described in ASC 205-20. The sale met the criteria to be accounted for as a discontinued operation and therefore, we applied discontinued operations treatment for the Divestiture as required by ASC 205-20. In accordance with ASC 205-20, we have reported the financial results of the Divestiture as discontinued operations in our Condensed Consolidated Statements of Operations and have excluded the KaVo Treatment Unit and Instrument Business from all segment information and descriptions for the three and nine months ended September 30, 2022. Our Condensed Consolidated Statements of Cash Flows include the financial results of the KaVo Treatment Unit and Instrument Business for the nine months ended September 30, 2022. As all Deferred Local Closings were completed as of December 31, 2022, there are no discontinued operations reported for the three and nine months ended September 29, 2023.

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
For the three and nine months ended September 29, 2023, sales derived from customers outside of the United States were 51.1% and 52.1%, respectively, compared to the three and nine months ended September 30, 2022, of 49.7% and 50.8%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

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
Debt Financing Transactions
During the quarter ended September 29, 2023, we issued $500.2 of 2028 Convertible Notes, entered into the Second Amended Credit Agreement, and executed Notes Exchanges with a limited number of holders of the 2025 Convertible Notes consisting of approximately $403.0 in cash, which includes accrued interest, and approximately 8.4 million shares of our common stock. We recognized a non-cash inducement charge of $28.5 million in connection with the Notes Exchanges which was recorded within Other Expense in the Condensed Consolidated Statements of Operations.
See “Liquidity and Capital Resources ─ Debt Financing Transactions” in this Quarterly Report on Form 10-Q for further discussion.
Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates negatively impacted reported sales by 0.8% and 1.2% for the three and nine months ended September 29, 2023, respectively, compared to the comparable periods of 2022, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

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

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the three and nine months ended September 29, 2023 and September 30, 2022.
Israel-Hamas War

In response to the attacks in Israel and the subsequent hostilities, we continue to monitor the social, political, and economic environment in Israel and in the region for any impact to our operations. Revenue generated from Israel is approximately $15 million annually. We also maintain a production facility in Israel related to our Alpha-Bio Tech Implant brand. While we anticipate some volatility in the region, the Israel-Hamas War has not had a material impact on our business.

COVID-19

The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. The global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. During the three and nine months ended September 29, 2023, notwithstanding improvement in many markets in which we operate due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19.

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

On April 20, 2022, we completed our acquisition of Carestream Dental’s Intraoral Scanner Business for total consideration of approximately $580.3 million and subject to certain customary adjustments as provided in the IOS Purchase Agreement. The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of our Equipment & Consumables segment. We purchased the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities as well as the acquisition of all of the equity of certain subsidiaries of Carestream Dental.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and nine months ended September 29, 2023, compared to the three and nine months ended September 30, 2022.

	Three Months Ended
($ in millions)	September 29, 2023		September 30, 2022		% Change
Sales	$631.3	100.0%	$631.1	100.0%	—%
Cost of sales	268.0	42.5%	266.4	42.2%	0.6%
Gross profit	363.3	57.5%	364.7	57.8%	(0.4)%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	257.7	40.8%	264.2	41.9%	(2.5)%
Research and development (“R&D”) expenses	22.3	3.5%	26.0	4.1%	(14.2)%
Operating profit	83.3	13.2%	74.5	11.8%	11.8%
Nonoperating income (expense):
Other (expense) income	(32.1)	(5.1)%	0.3	—%	NM
Interest expense, net	(15.4)	(2.4)%	(11.6)	(1.8)%	32.8%
Income before income taxes	35.8	5.7%	63.2	10.0%	(43.4)%
Income tax expense	14.3	2.3%	13.6	2.2%	5.1%
Income from continuing operations	21.5	3.4%	49.6	7.9%	(56.7)%
Loss from discontinued operations, net of tax	—	—%	(2.0)	(0.3)%	(100.0)%
Net income	$21.5	3.4%	$47.6	7.5%	(54.8)%

Effective tax rate from continuing operations	39.9%		21.5%

	Nine Months Ended
($ in millions)	September 29, 2023		September 30, 2022		% Change
Sales	$1,920.9	100.0%	$1,908.3	100.0%	0.7%
Cost of sales	816.3	42.5%	799.7	41.9%	2.1%
Gross profit	1,104.6	57.5%	1,108.6	58.1%	(0.4)%
Operating costs:
SG&A expenses	796.7	41.5%	801.9	42.0%	(0.6)%
R&D expenses	73.6	3.8%	75.5	4.0%	(2.5)%
Operating profit	234.3	12.2%	231.2	12.1%	1.3%
Nonoperating income (expense):
Other (expense) income	(24.7)	(1.3)%	0.9	—%	NM
Interest expense, net	(49.5)	(2.6)%	(23.9)	(1.3)%	107.1%
Income before income taxes	160.1	8.3%	208.2	10.9%	(23.1)%
Income tax expense	42.9	2.2%	43.7	2.3%	(1.8)%
Income from continuing operations	117.2	6.1%	164.5	8.6%	(28.8)%
Income from discontinued operations, net of tax	—	—%	5.1	0.3%	(100.0)%
Net income	$117.2	6.1%	$169.6	8.9%	(30.9)%

Effective tax rate from continuing operations	26.8%		21.0%
Non-meaningful percentage change related to year-to-year comparisons are designated as NM.

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	—%	0.7%
Plus the impact of:
Acquisition	—%	(1.7)%
Currency exchange rates	0.8%	1.2%
Core sales growth (non-GAAP)	0.8%	0.2%
Sales growth for the three months ended September 29, 2023 remained flat while core sales growth increased by 0.8% for the comparable period in 2022. An increase in sales volume positively impacted sales growth by 3.7% on a period-over-period basis, partially offset by a decrease in sales price of 2.9%. Sales increased due to growth in Europe, partially offset by a decrease in North America.
Sales and core sales growth for the nine months ended September 29, 2023 increased by 0.7% and 0.2%, respectively, compared to the comparable period in 2022. An increase in sales volume positively impacted sales growth by 1.2% on a period-over-period basis, offset by a decrease in sales price of 1.0%. The increase in sales is primarily due to growth from Europe, partially offset by lower demand from North America, and China.
COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of sales	$268.0	$266.4	$816.3	$799.7
Gross profit margin	57.5%	57.8%	57.5%	58.1%
Cost of sales for the three and nine months ended September 29, 2023 increased as compared to the comparable periods in 2022 primarily due to increased sales and unfavorable product mix, partially offset by the absence of the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions.
Gross profit margin percentages during the three and nine months ended September 29, 2023 decreased compared to the comparable periods in 2022. For the three months ended September 29, 2023, the slight decrease was primarily due to unfavorable sales price and product mix, partially offset by an increase in volume, the absence of the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, and by period-over-period savings associated with productivity improvements. For the nine months ended September 29, 2023, the decrease was primarily due to unfavorable product mix, unfavorable sales price and higher costs due to inflation, partially offset by an increase in volume, the absence of the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, and by period-over-period savings associated with productivity improvements.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Selling, general and administrative expenses	$257.7	$264.2	$796.7	$801.9
Research and development expenses	$22.3	$26.0	$73.6	$75.5
SG&A as a % of sales	40.8%	41.9%	41.5%	42.0%
R&D as a % of sales	3.5%	4.1%	3.8%	4.0%

SG&A expenses as a percentage of sales for the three and nine months ended September 29, 2023 decreased as compared to the comparable periods of 2022 primarily due to lower sales and marketing expenses and lower acquisition related costs.
R&D expenses as a percentage of sales for the three and nine months ended September 29, 2023, were consistent with the comparable periods in 2022.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net for the three months ended September 29, 2023 primarily consists of $29.0 million of inducement and other expenses associated with the Notes Exchanges and a loss on equity investments of $3.3 million. Other expense, net for the nine months ended September 29, 2023 consists primarily of $29.0 million of inducement and other expenses associated with the Notes Exchanges, offset by a $3.6 million net gain on equity investments.
INTEREST COSTS AND FINANCING
Interest costs were $15.4 million and $11.6 million for the three months ended September 29, 2023 and September 30, 2022, respectively, and $49.5 million and $23.9 million for the nine months ended September 29, 2023 and September 30, 2022, respectively. The increase in interest costs for the three and nine months ended September 29, 2023 as compared to the comparable periods of 2022 was due primarily to higher interest rates on our variable rate term borrowings and increased borrowing during the quarter ended September 29, 2023.

INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Effective tax rate from continuing operations	39.9%	21.5%	26.8%	21.0%

Our effective tax rate from continuing operations of 39.9% and 26.8% for the three and nine months ended September 29, 2023, respectively, differed from the comparable periods in 2022 primarily due to the nondeductible nature of the convertible debt inducement expense for U.S. tax purposes, our geographical mix of earnings, and a decrease in certain discrete tax benefits.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. Based on our current analysis of the provisions, this legislation did not have a material impact on our Condensed Consolidated Financial Statements as of or for the three and nine months ended September 29, 2023.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$399.5	$395.4	$1,226.5	$1,200.2
Operating profit	$61.4	$62.3	$188.2	$206.6
Operating profit as a % of sales	15.4%	15.8%	15.3%	17.2%

Sales and Core Sales Growth

	% Change Three Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	1.0%	2.2%
Plus the impact of:
Acquisitions	—%	(1.4)%
Currency exchange rates	1.2%	1.5%
Core sales growth (non-GAAP)	2.2%	2.3%
Sales
Sales and core sales growth for the three months ended September 29, 2023 increased 1.0% and 2.2%, respectively, compared to the comparable period in 2022. Sales increased by 4.7% due to higher volume on a period-over-period basis, offset by a decrease in sales price of 2.5%. The increase in sales is primarily due to growth from Europe and China, partially offset by lower demand in North America and Russia.
Sales and core sales growth for the nine months ended September 29, 2023 increased 2.2% and 2.3%, respectively, compared to the comparable period in 2022. Sales increased by 3.5% due to higher volume on a period-over-period basis, offset by a decrease in sales price of 1.2%. The increase in sales is primarily due to growth in Europe, partially offset by lower demand from North America, Russia and China.
Additionally, sales for the nine months ended September 29, 2023 were also positively impacted by the acquisition of Osteogenics.
Operating Profit

Operating profit margin was 15.4% for the three months ended September 29, 2023, as compared to an operating profit margin of 15.8% for the comparable period of 2022. For the three months ended September 29, 2023, the decrease was primarily due to unfavorable product mix and unfavorable sales price, partially offset by an increase in sales volume and by period-over-period savings associated with productivity improvements.
Operating profit margin was 15.3% for the nine months ended September 29, 2023, as compared to an operating profit margin of 17.2% for the comparable period of 2022. For the nine months ended September 29, 2023, the decrease was primarily due to unfavorable product mix, unfavorable sales price, investments in our long-term growth initiatives and the impact of inflation, partially offset by an increase in sales volume and by period-over-period savings associated with productivity improvements.
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
Equipment & Consumables Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$231.8	$235.7	$694.4	$708.1
Operating profit	$43.9	44.7	$124.8	$120.4
Operating profit as a % of sales	18.9%	19.0%	18.0%	17.0%

Sales and Core Sales Growth

	% Change Three Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	(1.7)%	(1.9)%
Plus the impact of:
Acquisition	—%	(2.0)%
Currency exchange rates	0.1%	0.4%
Core sales growth (non-GAAP)	(1.6)%	(3.5)%
Sales
Sales and core sales growth for the three months ended September 29, 2023 decreased 1.7%, and 1.6%, respectively, compared to the comparable period in 2022. Sales growth increased by 2.1% due to higher volume on a period-over-period basis, offset by a decrease in sales price of 3.7%. The decrease in sales is primarily due to lower demand from North America and China.
Sales and core sales growth for the nine months ended September 29, 2023 decreased 1.9% and 3.5%, respectively, compared to the comparable period in 2022. A decrease in sales volume negatively impacted sales growth by 2.7% on a period-over-period basis combined with a decrease in sales price of 0.8%. The decrease in sales is primarily due to lower demand from North America, Europe and China.
Sales for the nine months ended September 29, 2023 were positively impacted by the acquisition of our Intraoral Scanner Business.
Operating Profit
Operating profit margin was 18.9% for the three months ended September 29, 2023, as compared to an operating profit margin of 19.0% for the comparable period of 2022. The slight decrease in operating profit margin for the three months ended September 29, 2023 was primarily due to unfavorable sales price, offset by favorable product mix and decreased amortization of intangible assets.
Operating profit margin was 18.0% for the nine months ended September 29, 2023, as compared to an operating profit margin of 17.0% for the comparable period of 2022. The increase in operating profit margin for the nine months ended September 29, 2023 was primarily due to period-over-period savings associated with productivity improvements and decreased amortization of intangible assets, offset by lower sales volume, unfavorable sales price and the impact of higher costs due to inflation.
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
Following is an overview of our cash flows and liquidity, which includes the cash flows of the KaVo Treatment Unit and Instrument Business for the nine months ended September 30, 2022.

Overview of Cash Flows and Liquidity

	Nine Months Ended
	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$173.7	$72.4

Payments for additions to property, plant and equipment	$(50.0)	$(58.8)
Proceeds from sales of property, plant and equipment	—	1.6
Proceeds from sale of equity investment	10.7	—
Acquisitions, net of cash acquired	—	(696.2)
Proceeds from sale of KaVo treatment unit and instrument business	—	59.8
Proceeds from the settlement of derivative financial instruments	1.1	55.9
All other investing activities, net	(11.6)	(18.5)
Net cash used in investing activities	$(49.8)	$(656.2)

Proceeds from issuance of convertible notes due 2028	500.2	—
Debt issuance costs related to issuance of convertible notes due 2028	(13.5)	—
Principal paid related to exchange of convertible notes due 2025	(401.2)	—
Proceeds from borrowings	323.5	0.3
Repayment of borrowings	(288.8)	(0.5)
Debt issuance costs related to other borrowings	(4.5)	—
Proceeds from revolving line of credit	—	124.0
Repayment of revolving line of credit	—	(54.0)
Proceeds from stock option exercises	7.5	$19.9
Tax withholding payment related to net settlement of equity awards	(7.8)	(8.9)
All other financing activities	0.2	—
Net cash provided by financing activities	$115.6	$80.8

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $173.7 million during the nine months ended September 29, 2023, as compared to net cash provided by operating activities of $72.4 million for the comparable period of 2022, primarily due to lower overall net cash payments during the nine months ended September 29, 2023.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $49.8 million for the nine months ended September 29, 2023, as compared to net cash used in investing activities of $656.2 million for the comparable period in 2022, primarily due to the prior year period reflecting cash paid with respect to acquisitions, partially offset by the earnout from the sale of the KaVo Treatment Unit and Instruments Business along with proceeds received from settlement of derivatives, offset by the proceeds received related to the sale of an equity investment.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash provided by finance activities was $115.6 million for the nine months ended September 29, 2023 compared to net cash provided by financing activities of $80.8 million for the comparable period of 2022 is primarily due to higher net borrowings during 2023 partially offset by lower proceeds from stock options as compared to prior year.

For a description of our outstanding debt as of September 29, 2023, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of September 29, 2023, we held $824.2 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $246.8 million was held within the United States and $577.4 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2022 10-K and “Part II, Other information, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

As of September 29, 2023, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

There were no material changes to our contractual obligations during the three and nine months ended September 29, 2023.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2022 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.

Debt Financing Transactions

Credit Facilities

On August 31, 2023, we entered into the Second Amended Credit Agreement, whereby we entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million. The Second Amended Credit Agreement also includes a revolving credit facility with an aggregate available borrowing capacity of $750.0 million. The New Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

The proceeds from the Second Amended Credit Agreement were used to repay outstanding indebtedness for the senior Term Loan facility due 2024 and the senior euro Term Loan facility due 2024. Additionally, we paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement.

Convertible Senior Notes due 2028

On August 10, 2023, we issued the 2028 Convertible Notes due on August 15, 2028, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $65.2 million principal amount of the 2028 Convertible Notes, was $500.2 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $485.9 million. We used a portion of the net proceeds to partially exchange the 2025 Convertible Notes. The 2028 Convertible Notes will accrue interest at a rate of 1.75% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 14, 2024. The 2028 Convertible Notes have an initial conversion rate of 21.5942 shares of our common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $46.31 per share of our common stock and is subject to adjustment upon the occurrence of specified events. The 2028 Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture governing the 2028 Convertible Notes).

Notes Exchanges

Concurrently with the offering of the 2028 Convertible Notes, in separate, privately negotiated transactions, we entered into exchange agreements with a limited number of holders of the 2025 Convertible Notes to exchange $401.2 million principal amount of the 2025 Convertible Notes for aggregate consideration, which consisted of approximately $403.0 in cash, including accrued interest, and approximately 8.4 million shares of our common stock. We may engage in additional exchanges, or we may repurchase or induce conversions, of the remaining 2025 Convertible Notes.

Capped Call Transactions

In connection with the offering of the 2025 Convertible Notes, we entered into the Capped Calls with certain counterparties. The Capped Calls have an initial strike price of approximately $21.01 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Convertible Notes. The Capped Calls have initial cap prices of $23.79 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of common stock issued upon any conversion with such reduction or offset, as the case may be, subject to a cap based on the cap price. The cost of $20.7 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

Simultaneously with the Notes Exchanges, we also completed a partial unwind of the Capped Calls resulting in a repurchase of 1.0 million shares of our common stock. The Capped Calls will mitigate dilution for the conversion of the remaining 2025 Convertible Notes up to our common stock price of $23.79. If the remaining 2025 Convertible Notes are converted at a price higher than $23.79 per share, the Capped Calls will no longer mitigate dilution from the conversion of the 2025 Convertible Notes.

For a description of our outstanding debt as of September 29, 2023, refer to Note 13 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2022 10-K. There were no material changes to this information reported in our 2022 10-K during the quarter ended September 29, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer, and Principal Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2022 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2022 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 10-K, which could materially affect our business, financial position, or future results of operations. The risks described in our 2022 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our 2022 10-K.

Risks Related to Our Indebtedness

We have outstanding indebtedness of approximately $1.5 billion, and in the future we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations.
As of September 29, 2023, we had outstanding indebtedness of approximately $1.5 billion, including approximately $0.9 billion under our Second Amended Credit Agreement, $500.2 million under our 2028 Convertible Notes, $116.3 million under our 2025 Convertible Notes (together with the 2028 Convertible Notes, the “Notes”), and had an additional $750 million of borrowing capacity under the revolving credit facility pursuant to the Second Amended Credit Agreement, with the ability to request further increases to the revolving credit facility up to $525 million.

Please refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This debt could have important, adverse consequences to us and our security holders, including:

•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our businesses and industry;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. The Second Amended Credit Agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long-term interest, including for example EBITDA-based leverage and interest coverage ratios. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements.

The risks described above will increase with the amount of indebtedness we incur, and in the future we may incur significant indebtedness in addition to the indebtedness described above.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful and may adversely affect our ability to pay dividends (if we pay dividends in the future).

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy (if we pay dividends in the future), seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that may govern our indebtedness in the future may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

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

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock if we pay dividends in the future.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.
Holders of the Notes may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase the Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indentures governing the 2028 Convertible Notes and the 2025 Convertible Notes between us and Wilmington Trust, National Association, as trustee, dated as of August 10, 2023 and May 21, 2020, respectively. A default under the 2028 Convertible Notes Indenture, the 2025 Convertible Notes Indenture (together, the “Indentures”), or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. We made an irrevocable election to satisfy the principal amounts of Notes outstanding upon conversion with cash. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of September 29, 2023, none of the conditions allowing the Note holders to convert the 2028 Convertible Notes was satisfied. As a result, as of September 29, 2023, the 2028 Convertible Notes are classified as a non-current liability. As of September 29, 2023, one of the conditions allowing the Note holders to convert the 2025 Convertible Notes was satisfied. As a result, as of September 29, 2023, the 2025 Convertible Notes are classified as a current liability. The conversion conditions are tested quarterly.

The existing capped call transactions we entered into in connection with the 2025 Notes may affect the value of the Notes and our common stock.

In connection with the sale of the 2025 Convertible Notes, we entered into capped call transactions (the “Capped Calls”) with the initial purchasers of the 2025 Convertible Notes, their respective affiliates and other financial institutions (the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution upon any conversion of the 2025 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their hedges of the Capped Calls, the option counterparties or their affiliates entered into various derivative transactions with respect to our common stock. These parties may modify their hedge positions in the future by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible 2025 Notes (and are likely to do so during any observation period related to a conversion of the Convertible 2025 Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Notes.

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

Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.

Borrowings under certain of our facilities, including our Second Amended Credit Agreement, are made at variable rates of interest and expose us to interest rate volatility. Interest rates increased during 2022 and 2023. If interest rates continue to increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, we reference the Secured Overnight Financing Rate ("SOFR") as the primary benchmark rate for our variable rate indebtedness, in lieu of the London Interbank Offered Rate ("LIBOR"). SOFR is a relatively new reference rate and with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict.

Risks Related to Ownership of Our Stock

The price of our common stock may continue to be volatile, which could lead to securities litigation brought against us or cause investors to lose the value of their investment.

We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through September 29, 2023, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $52.03 on March 29, 2022. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

•our quarterly or annual earnings, or those of other companies in our industry;
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimated by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•changes to the regulatory and legal environment in which we operate;
•macroeconomic conditions and the economic impact of the COVID-19 pandemic, inflation and rising interest rates and global conflicts, including the Russia-Ukraine war and the Israel-Hamas war;
•unusual events such as significant acquisitions by us and our competitors, divestitures, litigation, regulatory actions and other factors, including factors unrelated to our operating performance;
•overall market fluctuations and domestic and worldwide economic conditions; and
•other factors described in these “Risk Factors” and elsewhere in our 2022 10-K and in this Quarterly Report.

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

Certain provisions in our second amended and restated certificate of incorporation, our third amended and restated bylaws, the Indentures governing the Notes, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our second amended and restated certificate of incorporation and third amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt an unsolicited takeover not approved by our board of directors. These provisions include, among others:

•the inability of our stockholders to call a special meeting;
•the inability of our stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our board of directors to issue preferred stock without stockholder approval;
•the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, subject to a phased-in declassification whereby Class III directors were elected to a one-year term at the 2022 annual meeting, Class I directors were elected to a one-year term at the 2023 annual meeting and Class II directors will be elected to a one-year term at the 2024 annual meeting such that effective as of the 2024 annual meeting, our board of directors will be fully declassified, and until the full declassification of the Board as of the date of the 2024 annual meeting, this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•prior to our board of directors being fully declassified, stockholders may only remove directors with cause; and
•the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of our board of directors) on our board of directors.

Additionally, certain provisions in the Notes and the Indentures governing the Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then holders of the Notes will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our securities may view as favorable.

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

Our second amended and restated certificate of incorporation provides that unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or third amended and restated bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended or any other claim for which the federal courts have exclusive jurisdiction.

In addition, our third amended and restated bylaws provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, unless we consent in writing to the selection of an alternative forum.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved 20,656,197 shares of common stock for the exercise of stock options or vesting of restricted stock units. The Indentures for the Notes do not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of Notes who have received shares of our common stock upon conversion of their Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)    During the quarter ended September 29, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, Commission File No. 001-39054)

3.2
Third Amended and Restated Bylaws of Envista Holdings Corporation effective as of May 22, 2023 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on May 26, 2023, Commission File No. 001-39054)

4.1
Indenture, dated as of August 10, 2023, between Envista Holdings Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2023)

4.2
Form of certificate representing the 1.75% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2023)

10.1
The Second Amended Credit Agreement, dated August 31, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023, Commission File No. 001-39054)

10.2*	Amendment No. 2 to Envista Holdings Corporation 2019 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: November 1, 2023	By:	/s/ Faez Kaabi
Faez Kaabi
Vice President and Chief Accounting Officer