Form 10-K
period 2023-12-31
Envista Holdings Corp
filed 2024-02-15
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes   ☐     No  ☒
As of February 9, 2024, the number of shares of the Registrant’s common stock outstanding was 171,550,131. The aggregate market value of the common stock of the Registrant held by non-affiliates on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $4.9 billion (based upon the closing price of $33.84 of the Registrant's common stock as reported on the New York Stock Exchange on such date).
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2024 Proxy Statement specifically incorporated herein by reference, the 2024 Proxy Statement is not deemed to be filed as part of this Form 10-K.
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

PART I
ITEM 1. BUSINESS
Overview
Envista is a global family of more than 30 trusted dental brands, including Nobel Biocare, Ormco, DEXIS and Kerr united by a shared purpose: to partner with professionals to improve lives by digitizing, personalizing and democratizing oral care. We help our customers deliver the best possible patient care through industry-leading solutions, technologies, and services. Our diversified portfolio of solutions covers a broad range of dentists' clinical needs for diagnosing, treating, and preventing dental conditions as well as improving the aesthetics of the human smile. We offer comprehensive solutions to support implant-based tooth replacements, orthodontic treatments and diagnostic solutions. We further support the dental community with leading solutions in restoratives, endodontics, rotary, infection prevention and loupes.

We were formed in 2018, as a wholly-owned subsidiary of Danaher Corporation (“Danaher”). In 2019, we completed our initial public offering and separated from Danaher.

With a foundation comprised of the proven Envista Business System (“EBS”) methodology, an experienced leadership team, and a strong culture grounded in continuous improvement, commitment to innovation, and deep customer focus, we are well equipped to meet the end-to-end needs of dental professionals worldwide. We are one of the largest global dental products companies, with significant market positions in some of the most attractive segments of the dental products industry. We serve dental professionals in over 130 countries through one of the largest commercial organizations in the dental products industry and through our dealer partners. In 2023, we generated total sales of $2.6 billion, of which approximately 85% were derived from sales of consumables, services and spare parts.
Our business is operated through two segments: Specialty Products & Technologies, which is comprised of our Implant-Based Tooth Replacement and Orthodontic Solutions businesses, and Equipment & Consumables, which is comprised of our Diagnostic Solutions and Consumables businesses.
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2023 and 2022 ($ in millions).

	Specialty Products & Technologies	Equipment & Consumables	Total
Year ended December 31, 2023
Geographical region:
North America	$702.0	$610.5	$1,312.5
Western Europe	447.7	121.7	569.4
Other developed markets	90.4	36.9	127.3
Emerging markets	402.3	155.0	557.3
Total	$1,642.4	$924.1	$2,566.5

Year ended December 31, 2022
Geographical region:
North America	$711.1	$655.3	$1,366.4
Western Europe	388.9	121.1	510.0
Other developed markets	91.0	38.6	129.6
Emerging markets	407.6	155.5	563.1
Total	$1,598.6	$970.5	$2,569.1

Acquisitions and Divestitures
Our growth strategy contemplates future investments and acquisitions and we continually evaluate potential investments and acquisitions that either strategically fit with our existing portfolio or expand our portfolio into new and attractive business areas. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.
On July 5, 2022, we acquired all of the equity of Osteogenics Biomedical Inc., Allotech LLC and OBI Biologics, Inc. (together "Osteogenics"). Osteogenics develops innovative regenerative solutions for periodontists, oral and maxillofacial surgeons, and clinicians involved in implant dentistry throughout the world, and is part of the Company’s Specialty Products & Technologies segment.
On April 20, 2022, we completed the acquisition of Carestream Dental Technology Parent Limited’s (“Carestream Dental”) intraoral scanner business (the “Intraoral Scanner Business”). The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of our Equipment & Consumables segment.
For more information regarding our acquisition activity, please refer to Note 3 in our Consolidated Financial Statements included elsewhere in this Annual Report.

Additionally, on December 31, 2021, we closed the divestiture of our KaVo Treatment Unit and Instrument Business (the “Divestiture”). For more information regarding the Divestiture, please refer to Note 4 in our Consolidated Financial Statements included elsewhere in this Annual Report. With the Divestiture and our recent acquisitions, we continue to make significant progress toward our long-term goal of transforming our product portfolio towards higher growth and higher margin segments of dentistry.

Restructuring Activities
We implemented significant restructuring activities across our businesses to execute our strategy, streamline operations, take advantage of available capacity and resources and to adjust our cost structure. For additional information regarding our restructuring activities, please refer to Note 20 to our Consolidated Financial Statements included elsewhere in this Annual Report.
Our Business Segments
The table below describes the percentage of our total annual sales attributable to each of our segments over each of the three years ended December 31, 2023. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 23 in our Consolidated Financial Statements included elsewhere in this Annual Report.

	2023	2022	2021
Specialty Products & Technologies	64%	62%	60%
Equipment & Consumables	36%	38%	40%
Specialty Products & Technologies
Our Specialty Products & Technologies segment develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We typically market these products directly to end-users through our commercial organization, and 88% of our 2023 sales for this segment were direct sales. In 2023, our Specialty Products & Technologies segment generated $1.6 billion of sales, representing year-over-year sales and core sales increase of 2.7% and 2.9%, respectively. In 2023, 43% of segment sales were derived from North America, 27% from Western Europe, 6% from other developed markets, and 24% from emerging markets. Sales of consumables, services and spare parts comprised 94% of segment sales in 2023. We believe strong industry fundamentals and new product solution introductions in this segment will continue to drive substantial growth for us.

Implant-Based Tooth Replacements
We are a world leader in the field of innovative implant-based tooth replacements offering a full portfolio of solutions that enable dentists to deliver single-tooth to full-mouth restorations. One of our brands, Nobel Biocare, is the pioneer of implant science grounded in clinical research and has introduced a number of innovations that have become widely adopted in the implant industry. Our comprehensive product offering includes dental implant systems, guided surgery systems, biomaterials, and prefabricated and custom-built prosthetics. Other well-known brands in our portfolio include Alpha-Bio TecTM, Implant DirectTM, and NobelProceraTM. We also offer a comprehensive education program to fully train our broad range of clinical customers, from clinicians performing basic implant procedures to the most advanced practitioners, with the goal of enhancing patient access to high-quality dental care. Our customers include oral surgeons, prosthodontists and periodontists, prosthodontists, and general dentists.
Our Implant-Based Tooth Replacement brands have a long history of innovation, which include both the first documented case of a titanium implant being placed in a human and the introduction of the concept of living bone adhering to an artificial implant (known as osseointegration). Today, our Nobel Biocare brand offers several implant systems and is integrating them with the DTX suite of software applications described below. Through our Implant Direct and Alpha-Bio Tec value implant businesses, we also offer a variety of implant systems that cover a broad range of price points in the market. Our recent Osteogenics acquisition added innovative regenerative solutions to our portfolio.
Since being acquired in 2014, Nobel Biocare has focused on reinvigorating its product offerings and has released over 30 new products. Among these are comprehensive software packages which are used for treatment planning of dental implants and prosthetics treatment planning. These software packages are integrated in our broader DTX software suite, which also includes the ‘DTX Studio Clinic’ software package. With DTX, clinicians can use one software ecosystem from image acquisition and diagnosis to treatment planning, implant surgery, and restoration planning and placement, as well as collaborate with treatment partners such as other dentists or laboratories on one digital platform. We believe this will enable significant clinical workflow efficiencies and more predictable clinical outcomes.
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
Our clear aligner system, Spark, is designed for mild to complex malocclusion and is made with TruGEN™ and TruGEN XR™, the latest generation of aligner material. It is designed to deliver higher sustained force retention for efficiency and a high level of transparency for aesthetics. Spark aligners are also designed with polished, scalloped edges to enhance patient comfort. Over the past three years, we have launched a suite of upgrades to our Spark clear aligner Approver™ software designed to improve the customer experience with flexibility and customization features. We have partnered with industry leading intra oral scanner companies, including our own DEXIS IOS scanner, as part of our commitment to making imaging integrations seamless. We believe that Spark will provide growth opportunities for our Orthodontic Solutions business over the next several years.
Equipment & Consumables
Our Equipment & Consumables segment develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related products; restorative materials, rotary burs, impression materials, bonding agents and cements; and infection prevention products. In 2023, our Equipment & Consumables segment generated $0.9 billion of sales. In 2023, 66% of segment sales were derived from North America, 13% from Western Europe, 4% from other developed markets, and 17% from emerging markets. We distribute our Equipment & Consumables segment products primarily through our channel partners, representing approximately 88% of sales in this segment in 2023. Sales from consumables, services and spare parts comprised approximately 69% of segment sales in 2023.

Diagnostic Solutions
Our Diagnostic Solutions business is focused on dental imaging, X-ray, and intraoral scanner solutions used in dental offices, clinics and hospitals. Our Diagnostic Solutions business was the pioneer in 2D/panoramic and 3D imaging and has one of the largest installed bases of dental imaging devices utilized in dental practices. We hold a leading position in 3D imaging through the i-CAT and DEXIS brands. Our DEXIS brand is an industry leader in intraoral X-Ray digital sensors, which provide two-dimensional images of the mouth. Our acquisition of the Intraoral Scanner Business in April 2022 added intraoral scanners and related software to our portfolio.

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
Consumables Solutions
Our Consumables business markets a broad offering of general dental products that are used in dental offices, clinics and hospitals. The business was primarily established through the acquisition of Sybron Dental Specialties in 2006, as well as numerous other acquisitions. Our products are marketed under a variety of brands, including KerrTM, MetrexTM, Total Care, PentronTM, OptibondTM, HarmonizeTM, SonicfillTM, Sybron EndoTM and CaviWipesTM.

Our products have strong brand and product recognition across many product categories, including restorative, endodontics, and infection control. We offer several products designed to repair and restore fractured or otherwise damaged teeth. We also offer cements and bonding agents. Our Endodontics business offers a variety of products used in the endodontic workflow which help clinicians to locate, shape, clean and fill root canals. We also produce curing lights and other products including impression materials, burs, and waxes under several brands. Through our Metrex brand, we have a significant position within infection prevention products, which include the CaviWipes and CaviCideTM product lines, and are well positioned in both the dental and general medical market segments.

Our Strategy
Our strategic focus is comprised of three key elements, which are based on the EBS strategic areas of Lean, Innovation, Growth and Leadership.
•“Establish a Strong Foundation”: We have been successful in the past in driving continuous improvements and margin expansion through the application of EBS. EBS is a set of lean, innovation, growth and leadership-focused tools and processes that differentiates us from our competitors. Beginning in 2016, we consolidated our operating companies, substantially reduced our manufacturing sites, consolidated sales offices, streamlined our R&D organization, and centralized our direct and indirect procurement organizations. We simplified our portfolio by reducing the number of our imaging brands and exiting lower growth/margin businesses. We have also executed cost reduction initiatives. We continue to pursue a number of ongoing strategic initiatives across our operating companies relating to efficient sourcing and improvements in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

◦“Reinvest for Growth”: Streamlining our business operations and reducing costs has allowed us to reposition ourselves to create a digital and consumable workflow-oriented portfolio. We have invested in our Specialty Products & Technology segment, adding manufacturing capacity and personnel to these businesses, with plans for further investment in 2024. We intend to drive shareholder value by deploying capital to acquire or invest in other businesses that strategically fit into or extend our product offering into new or attractive adjacent markets - the Intraoral Scanner Business and Osteogenics acquisitions in 2022 are examples of this strategy in action. We are planning to expand our clinical training and education infrastructure to further increase brand loyalty, deepen our relationships with dental practitioners and further enhance patient access to high quality dental care. We believe these investments better position us to effectively meet the needs of our customers, particularly the growing Dental Service Organization (“DSO”) segment, which values a comprehensive, end-to-end product offering with the ability to roll out new technologies and procedure-focused trainings at scale.

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

▪Specialty Products & Technologies: We have launched several new products in our Orthodontic Solutions business over the past few years, which have contributed meaningfully to our overall sales in the segment. Since 2020, we have expanded capacity for our Spark clear aligners and added over 1,000 new employees to our Orthodontic Solutions business. Our research and development (“R&D”) expenditures in our Implant-Based Tooth Replacement business accelerated the development of new implant systems such as N1. We will continue to invest in our global commercial footprint and product innovation to grow our strong position in the Implant and Orthodontics markets, both of which are underpenetrated.

▪Emerging Markets: We are a leading dental product provider in emerging markets (which we have historically defined as developing markets of the world experiencing periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia)) with R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources focused on these markets. We have built a business that generated less than $30 million in sales in 2011 to one that generated approximately $557 million in sales in 2023. We expect to continue to invest in emerging markets as we believe this will be a strong growth driver for our business in the future and is in-line with our purpose of democratizing dental care. We have succeeded in emerging markets by harnessing our existing go-to-market infrastructure, building familiarity with local customer needs and regulations, and establishing dedicated locally-based management resources.

Our Industry
The dental market is large, attractive, and has a number of secular drivers that we believe will support future growth. These include the digitization of dental practices globally, which is transforming the way dentists diagnose and treat patients, leading to better clinical outcomes. In addition, we believe future growth of the dental products industry will be driven by an aging population, the current under penetration of dental procedures - especially in emerging markets, improving access to complex procedures due to increasing technological innovation, an increasing demand for cosmetic dentistry, and growth of DSOs, which are expected to drive increasing penetration and access to care globally. Within the global dental products industry, we believe segments such as Implant-Based Tooth Replacements, Orthodontic Solutions, and Diagnostic Solutions will grow at a more rapid pace than the overall market.
While both equipment and consumables represent significant expenditures for dental service providers, the sales dynamics for each differ. The sale of equipment depends on technological advancements, dentists’ willingness to invest in new technologies, opening of new offices and replacement demand. On the other hand, consumables are more dependent on patient volume. We believe large multi-category manufacturers that provide a broad range of equipment and consumables have more recession-resilient portfolios and can gain meaningful competitive advantage over their peers as larger customers increasingly seek package deals and consolidate suppliers, and digital dentistry adoption creates links between different products in the dental practitioners’ offices.
While developed markets represent a significant portion of the global dental products industry, we have also been focused on building significant scale in emerging markets. Prevalence and penetration of treatments is largely tied to socio-economic factors such as availability and affordability of care. We expect generally improving economic trends and increased consumer disposable income in emerging markets, as well as advancements in technological innovation that reduces complexity and cost and increases efficiency, will help drive penetration of dental care in these under-served markets.

Key Solutions Within the Dental Products Industry
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
◦Orthodontic Solutions: Traditional wires and brackets systems continue to be the preferred choice in complex and young adult cases, due to their better clinical outcomes. In recent years, clear aligners have become an increasingly popular treatment option and are expected to grow at a significantly faster pace than traditional metal wires and brackets. Clear aligners are more aesthetically pleasing and clinically proven to be effective for many cases. With the technology continuing to advance and more clinicians becoming proficient in aligner therapy, the addressable market for orthodontic treatment has expanded. Going forward, we believe orthodontic solutions will continue to grow at a fast pace as aesthetics become increasingly important to patients.
◦Diagnostic Solutions: Imaging (both x-ray and other visualization solutions) is often the first step of many dental exams and therefore serves as the entry-point for many high-value treatments. The rapid adoption of digital technologies within diagnostic solutions has transformed dental practices and has increased access to care as well as the quality of care delivered to patients. We believe enhanced connectivity amongst different types of dental imaging/diagnostic equipment and integration with downstream treatment planning and treatment delivery solutions will further improve dental workflows and lead to better treatment outcomes. We believe digitalization and connectivity will continue to drive high growth in this area.
Competition
Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment because none of our competitors offer all of the same product and service lines and serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. We face increased competition in a number of our served markets as a result of the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. Key competitive factors vary among our businesses and product and service lines, but include the specific factors noted above with respect to each segment and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors—Risks Related to Our Industry.”
Our Competitive Strengths
We believe we have significant competitive strengths, including:
◦Envista Business System. We believe our deep-rooted commitment to EBS helps drive our success and market leadership and differentiates us in the dental industry. EBS encompasses not only lean tools and processes, but also methods for driving innovation, growth and leadership.

◦Brand leadership with a long track record and strong brand recognition. We built our business around brands with long histories of innovation and strong brand recognition in the dental products market. We believe the heritage and leadership of our well-known brands in the dental products industry enhances our connections with both patients and providers and supports our strong market position.

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

◦Global commercial reach. We serve dental professionals in over 130 countries through one of the largest customer-facing sales teams in the dental products industry and through a diverse, global dealer network. In 2023, we generated 53% of our sales from markets outside of the U.S.
◦Strong position in emerging markets. Emerging markets represented 22% of our total sales in 2023. We are a leading dental provider in emerging markets with dedicated R&D, product management, operations, regulatory affairs, sales and marketing, and customer service resources focused on these markets. With this structure, we believe that we are well positioned to capture additional share in emerging markets.
◦Track record of innovation. Our businesses have a long track record of successful innovation such as NobelActive dental implants, Spark clear aligners, Damon bracket and wire system and DEXIS OP - 3D imaging system. Our new product development activities are complemented by externally sourcing technologies through a broad network of partnerships, collaborations, and investments involving third-party research institutions, universities and innovative start-up companies.
◦Experienced management team with extensive industry experience. Our executive officer team has extensive dental and healthcare industry experience and a proven track record of applying EBS to execute on our strategic and operational goals. Under their leadership, we have undertaken a significant transformation to better position our business for organic and inorganic growth and diversify our sales globally. We believe our management team will continue to drive growth and profitability in our business in the future.
International Operations
We are a global dental company. Our products and services are available worldwide, and our principal markets outside the U.S. are in Europe, Asia, the Middle East and Latin America. In 2023, we generated 51% of our sales in North America, 22% of our sales in Western Europe, 22% of our sales in emerging markets and 5% of our sales in other developed markets.
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
Our commercial organization includes over 3,000 employees with deep clinical, product and workflow expertise who interact with dental practitioners on a daily basis. Through our trusted brands, innovative product offerings and comprehensive customer service, we have established strong relationships globally with key constituencies, including DSOs, dental specialists, general dentists, and dental laboratories. We believe the continuing expansion of our global commercial organization will provide us with significant opportunities for future growth as we increase our penetration in various geographic markets.

In 2023, we distributed approximately 40% of our products through third-party distributors. Certain highly technical products, such as dental implant systems, orthodontic appliances, dental laboratory equipment and consumables, and endodontic instruments and materials are typically sold directly to dental professionals and dental laboratories.

One customer, Henry Schein, Inc. (“Henry Schein”), accounted for approximately 10% of our sales for 2023, 11% of our sales for 2022 and 12% of our sales for 2021. Other than Henry Schein, no single customer accounted for more than 10% of combined sales in 2023, 2022, or 2021.
While a sizable portion of our sales are derived from distributors, most of our marketing and advertising activities are directed towards the end-users of our products. In addition to our marketing efforts, as noted above, we conduct significant training and education programs globally for these end-users to enhance patient access to high-quality dental care. In these programs, our employees and/or experts in the respective clinical fields demonstrate the proper use of our products. We maintain educational and consulting relationships with key experts who assist us in developing new products, new indicated uses for our products and educational programs for health care providers and consumers. We also maintain educational and consulting relationships with dental associations around the world.
Research and Development
Innovation is a core part of our strategy and our R&D expenditure has been approximately $294 million since 2021. We conduct R&D activities for the purpose of designing and developing new products and applications that address customer needs and emerging trends, as well as enhancing the functionality, effectiveness, ease of use and reliability of our existing products. Our R&D efforts include internal initiatives as well as collaborations with external parties such as research institutions, dental and medical schools and initiatives that use licensed or acquired technology. We expect to continue investing in R&D at a rate consistent with our past practice, with the goal of maintaining or improving our competitive position, and entering new markets.

We generally conduct R&D activities on a business-by-business basis, primarily in North America, the Middle East, Asia, and Europe. We anticipate that we will continue to make significant expenditures for R&D as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” Customer-sponsored R&D was not significant in 2023, 2022 or 2021.
Intellectual Property
We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in the aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. Our products and technologies are protected by over 1,700 granted patents. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, us.
Human Capital Resources
As of December 31, 2023, we employed approximately 12,800 persons, of whom approximately 3,000 were employed in the U.S. and approximately 9,800 were employed outside of the U.S. We have collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors—General Risks.”

Our success depends on our ability to attract, develop and retain a talented employee base. We aspire to help our employees thrive both personally and professionally. As part of these efforts, we strive to embody our core values, offer a competitive compensation and benefits program, foster an inclusive community and provide professional development opportunities.

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

Core Values

We endeavor to embody our values in everything we do and in our various programs and initiatives:
•Customer Centricity
•Innovation
•Respect
•Continuous Improvement
•Leadership

Compensation and Benefits Program

Our compensation programs and practices are designed to attract employees, motivate and reward performance, drive growth and support retention. We offer competitive compensation packages based on market data, which include base salary with annual merit increases and may also include annual cash performance incentives, commissions, overtime opportunities, allowances and, in some countries where these are customary, additional monthly payments. In addition, employees in select senior management roles may receive long-term compensation in the form of equity awards. We regularly review our compensation structure to ensure that we remain competitive, reward top performance, as well as to ensure internal equity. We partner with independent third-party experts to conduct annual pay assessments. Our most recent pay equity review demonstrated that we had maintained 99% gender pay equity in the U.S. and 99% race/ethnicity pay equity in the U.S. In the U.S., our benefits package includes health (medical, dental & vision) insurance, paid time off, paid parental leave, a retirement plan and life and disability coverage. Outside of the U.S., we offer our employees robust benefits based on local regulations and best practices of the countries in which we operate. Globally, we offer an Employee Assistance Program to all employees to support the mental health and well-being of employees and their families.

Diversity and Inclusion

Our strategy to cultivate diversity and inclusion (“D&I”) in the workplace encompasses efforts across our organization, with specific direction from executive leadership. We believe it is all of our leaders’ responsibility to ensure Envista’s D&I initiatives are appropriately aligned with our strategic business priorities. In coordination with efforts being made by our Human Resources professionals, we emphasize the engagement and recruitment of diverse talent in leadership positions across Envista.

Learning and Development Opportunities

We aim to empower our employees to thrive in their current roles, as well as to support employees’ aspirations to move into different roles. We have a promote-from-within culture with opportunities across our operating companies. We periodically assess succession planning for certain key positions and review our workforce to identify high potential employees for future growth and development. We support our employees through a multitude of training and development programs, including training on EBS through our Envista Business System University, individual development plans (which encourages our employees to take charge of their learning and growth opportunities), job rotations, and various management trainings. This commitment to our employees’ professional development reflects both our Continuous Improvement and Leadership core values.

Employee Engagement

We conduct an annual employee engagement survey to solicit employees’ input and perspectives on our performance. In 2023, we had a 92% participation rate in this survey, with 76% of respondents reporting feeling engaged at work and 80% believing their managers are leading effectively. We use the feedback from these surveys to better understand whether our employees have the tools, resources, training and development opportunities to succeed. Future surveys will help us benchmark our progress over time and compare our results with companies in our sector. Communication is at the core of our engagement efforts and we host numerous CEO Forums for all employees, to keep our employees informed and to provide opportunities for employees globally to ask questions to senior management.

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

Safe Work Environment

We value the safety of our employees and in 2023, we updated our bi-annual EHS Risk Assessment tool to increase environmental health and safety (“EHS”) results and engagement. EHS significant sites, such as manufacturing, distribution, R&D sites and large offices, are supported through a combination of on-site and remote EHS professionals. Incident reporting and investigation, auditing, and corporate oversight provide for a collaborative and transparent environment to address and minimize potential gaps.

Additional information about our human capital resources, as well as information related to our sustainability efforts, is included in our annual Sustainability Report (located on the Investors subpage of our website www.envistaco.com). Information on our website, including the Sustainability Report, shall not be deemed incorporated by reference into this Form 10-K.

Materials
Our manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, and plastics, and prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. For certain components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2023, we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.”
Seasonal Nature of Business
General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the end markets and regions that they serve. For example, sales of capital equipment have historically been stronger in the fourth calendar quarter. However, as a whole, we are not subject to material seasonality.
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

Any medical devices we manufacture and distribute are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to the Current Good Manufacturing Practices (“cGMP”) requirements, as set forth in the Quality Systems Regulation (“QSR”), which require, manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process.
We must also comply with post-market surveillance regulations, including medical device reporting (“MDR”), requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.
Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
In the European Union (“EU”), our products are subject to the medical device laws of the various member states, which for many years were based on Directives of the European Commission. However, in May 2017, the EU adopted new, formal regulations to replace such Directives; specifically, the EU Medical Device Regulation (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU regulations were adopted with staggered transitional periods that have since been updated. In February 2023, the European Parliament and European Council adopted legislation that extended the compliance dates for EU MDR to 2027 or 2028, based upon the risk class of the device. Regulatory requirements in the United Kingdom (“UK”) are also changing as a result of Brexit (the UK’s withdrawal from the EU), and regulatory requirements in Switzerland are changing as a result of the country’s withdrawal from its Mutual Recognition Agreement with the EU Commission. Complying with the EU MDR and the evolving regulatory regimes in the UK and Switzerland requires modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes.

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

We are also subject to the General Data Protection Regulation (“GDPR”), the primary data protection law in the European Economic Area, including the European Union (collectively, the “EU”), as well as associated EU member state data protection laws and the UK GDPR in the United Kingdom. These laws impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, an individual data rights regime, timelines for data breach notifications, limitations on retention and secondary uses of information, requirements pertaining to health data and pseudonymised (i.e., deidentified) data, restrictions on data transfers outside of the EU, and obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Other administrative penalties may be imposed under the applicable national data protection laws of the EU member states.

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

Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. In addition, certain of our products are regulated by the U.S. Environmental Protection Agency and comparable state regulatory agencies. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 15 to our Consolidated Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”

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
Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Please refer to Note 15 to our Consolidated Financial Statements in this Annual Report for more information.
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
•Our restructuring and site consolidation actions could have long-term adverse effects on our business.
•Climate related risks and regulations may have an impact on our business.
•We have outstanding indebtedness of approximately $1.5 billion as of February 9, 2024, and in the future we may incur additional indebtedness.
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
•Our variable rate indebtedness exposes us to interest rate volatility.
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
•We have recognized substantial impairment charges for our goodwill and indefinite-lived intangible assets and may be required to recognize additional impairment charges for our goodwill and other intangible assets in the future.
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
Our business is sensitive to general economic conditions. Sustained inflation, rising interest rates, slower global economic growth, threatened or actual recessions, continuing supply chain disruptions, geopolitical tensions, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, consumer confidence, high levels of unemployment or underemployment (and a corresponding increase in the uninsured and underinsured population), reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, social or political unrest, the impact of the COVID-19 pandemic and other challenges that affect the global economy have previously and may continue to adversely affect us and our distributors, customers and suppliers. Our success also depends upon the continued strength of the markets we serve. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be susceptible to changes in economic conditions. The above factors can have the effect of:
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
In 2023, 53% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the emerging markets. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
◦interruption in the transportation of materials to us and finished goods to our customers;
◦differences in terms of sale, including payment terms;
◦local product preferences and product requirements;
◦changes in a country’s or region’s political or economic conditions, such as the devaluation of particular currencies;
◦trade protection measures, sanctions, increased trade barriers, imposition of significant tariffs on imports or exports, embargoes and import or export restrictions and requirements;
◦regulatory requirements, including, without limitation, anti-bribery, anti-corruption and laws pertaining to the accuracy of our internal books and records;
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
◦greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals; and
◦other factors beyond our control, such as terrorism, war, natural disasters and pandemics.
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

In addition, Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, has had and may continue to have an adverse impact on our business, including by impacting our ability to market and sell products in Russia, by potentially heightening our risk of cyberattacks, by impacting our ability to enforce our intellectual property rights in Russia, by creating disruptions in the global supply chain, and by potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise.

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

Additionally, in connection with the ongoing conflict between Russia and Ukraine, governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. Russia also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia. Although these export controls and sanctions did not have a material impact on our financial position or results of operations as of and for the year ended December 31, 2023, the outcome and future impacts of the conflict and governmental responses thereto remain highly uncertain. Existing and future sanctions may have broad and pervasive impacts to the global economy and our operations, which could materially and adversely affect our business and results of operations.

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
As further discussed in the section entitled “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities, including metallic-based components, electronic components, chemicals, and plastics. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items, including as a result of shipping risks, such as container shortages, blocked shipping lanes, and port backlogs, could adversely affect our business. In addition, due to, among other items, the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers, and the terms of certain contracts we are party to, there can be no assurance that the marketplace will support higher prices or that price increases and productivity gains, procurement deflation projects or savings will fully offset any raw material cost increases in the future. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline and our financial statements could be adversely affected.

If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third parties for use in our manufacturing operations, including metallic-based components, electronic components, chemicals, and plastics. Our profitability could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer. For example, we have recently experienced and may continue to experience inflationary increases in our manufacturing costs and operating expenses. Prolonged inflation may also reduce or delay orders for our products and for certain products we may be unable to satisfy demand, both of which could adversely impact our sales and results of operations.

In addition, some of our businesses purchase certain materials, components and services from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we may not be able to establish additional or replacement suppliers in a timely or cost-effective manner, including as a result of FDA and other regulations that require, among other things, validation of materials and components prior to their use in our products, which could further negatively impact our business and results of operations. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues and restrictions, war, terrorist actions, cyberattacks, widespread protests and civil unrest, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies. The supply chains for our businesses have also been impacted by the COVID-19 related lockdowns in China and the Russia-Ukraine conflict. Failure to obtain the needed supply of these products or to offset the increased costs could adversely impact our operating results.
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
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crises and pandemics, war, terrorism, widespread protests and civil unrest, or other natural or man-made disasters. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which is prone to earthquakes and wildfires, in addition to the other risks discussed above. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
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

These systems, products and services (including those we acquire through business acquisitions) may be materially impacted and/or disrupted by information security incidents. This includes incidents such as ransomware, malware, viruses, phishing, social engineering, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. This existing risk is potentially compounded by the increased number of our employees with hybrid or full-time remote schedules and the related increase in remote access to our systems. Cyberattacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and design increasingly sophisticated cybersecurity attacks. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers.

Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyberattacks, and we expect the sophistication and frequency of such attacks to continue to increase. In particular, the increasing number of cyberattacks in the healthcare sector poses additional risks to our information technology systems, the products and services we provide, and the data contained therein. Security breaches of our systems, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third parties’ systems on which we rely to process, store, or transmit electronic information, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or our employees, partners, customers, patients or suppliers. Even security incidents that occur on third and fourth party systems could have a material adverse impact on our business.
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

Any of the cyberattacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers, suppliers, partners or distributors; prevent order placement and fulfillment; delay production and shipments; result in theft of our and our customers’ intellectual property and trade secrets; damage customer, patient, business partner and employee relationships; harm our reputation; result in defective products or services; or lead to legal or regulatory claims, proceedings, liability and/or penalties. These events may also result in increased costs for security and remediation. All of the foregoing could adversely affect our business, reputation and financial statements. For example, during the second half of 2023, one of our largest distributors experienced a cybersecurity incident which impacted their ability to place orders and consequently impacted the timing of orders received. This incident, however, did not have a material impact to our financial results.
As cyber threats and regulatory requirements continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents, including unauthorized access to protected health information and personal information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, and the potential for reputational harm and lost revenues due to a loss in confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation.
We have installed privacy/security protection systems and devices on our network in an attempt to prevent cyberthreats and other unauthorized access to information. However, no organization can definitively prevent all security incidents. Where an incident does occur despite the controls we have in place, and sensitive data is impacted, we may be held liable to individuals and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business, impact operations, and divert the attention of management while addressing the incident, at the expense of our business. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats, increased regulatory enforcement and the expansion of consumer rights under data privacy and security laws.

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
As a global healthcare organization, we are subject to relatively stringent data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, security, and breach notification rules require certain of our operations to maintain controls to protect the confidentiality, availability, and integrity of patient health information. In addition, individual states regulate data breach notification requirements as well as more general privacy and security requirements. Entities within the U.S. that are found to be in violation of HIPAA, for example as the result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Based on the annual revisions for 2023, penalties for HIPAA violations can range from $137 to $2.067 million dollars per violation, with a maximum fine of $2.067 million for identical violations during a calendar year. In 2018, a nation-wide health benefit company paid $16 million to HHS following a data breach. Prior to this record payment, the largest HIPAA fine was $5.55 million. Under the law, state attorneys general have authority to bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. In addition, any penalties assessed under HIPAA could be in addition to other penalties assessed by a state for a data breach in violation of state laws.

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

Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security, and data breach laws, including, for example, the CCPA include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation. Specifically, the CCPA gave California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The California Privacy Rights Act, which went into effect on January 1, 2023, significantly amended the CCPA and imposed additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk processing, and opt outs for certain uses of sensitive data. It also created a new California privacy protection agency authorized to issue substantive regulations and enforce the CCPA, which could result in increased privacy and information security enforcement.

In addition, as federal, state and local governments consider adopting new privacy and security legislation, our operations may be subject to different standards in different geographical regions. This may require significantly more resources for compliance and increase the risk of regulatory enforcement and private litigation with respect to our privacy and security practices.

We are also subject to the General Data Protection Regulation (“GDPR”), the primary data protection law in the European Economic Area, including the European Union (collectively, the “EU”), as well as associated EU member state data protection laws and the UK GDPR in the United Kingdom. These laws impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, standards for obtaining consent from individuals to process their personal data, disclosures to individuals, an individual data rights regime, specified timelines for data breach notifications, limitations on retention and secondary uses of information, requirements pertaining to health data and pseudonymised (i.e., deidentified) data, restrictions on data transfers outside of the EU, and obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Other administrative penalties may be imposed under the applicable national data protection laws of the EU member states.

We rely on legal mechanisms for transferring certain personal data outside of the EU. These mechanisms include the EU Standard Contractual Clauses, or SCCs. In July 2020, the Court of Justice of the European Union issued the “Schrems II” decision requiring additional due diligence and assessments to be carried out when using Standard Contractual Clauses as transfer mechanisms. This decision may transfer data out of the EU and may result in increased costs and complexity for external transfers of data out of the EU.

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
◦obtain necessary regulatory approvals of appropriate scope (including by demonstrating satisfactory clinical results where required); and
◦stimulate customer demand for and convince customers to adopt new technologies, including assisted or artificial intelligence.
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
Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel and on our ability to continue to attract, retain, and develop qualified personnel. The competition for these employees is intense. The loss of the services of key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for key personnel increase significantly or if we are unable to continue to attract qualified personnel. We have experienced several executive officer departures over the past year, including our Chief Financial Officer. While such departures have not had a material effect on our operating results to date, we cannot be certain that these or any subsequent departures would not have a material adverse effect.

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
◦We have in the past and could in the future experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers.
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by the effects of trade tensions and increased global scrutiny of foreign investments. For example, a number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions could negatively impact our business and financial results.

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
Historically, a substantial portion of our sales had come from a limited number of distributors, particularly Henry Schein, which accounted for approximately 10% of our sales in 2023 and 11% of our sales in 2022. It is anticipated that Henry Schein will continue to be the largest contributor to our sales for the foreseeable future. We do not currently have a master distribution agreement in place with Henry Schein for the distribution of our products in the U.S. and Canada. There can be no assurance that Henry Schein or any particular distributor will purchase any particular quantity of products from us or continue to purchase any products at all. If Henry Schein or any other key distributor or channel partner significantly reduces the volume of products purchased from us, it would have an adverse effect on our consolidated financial statements.

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

As of February 9, 2024, we had outstanding indebtedness of approximately $1.5 billion, including approximately $904.8 million under our Second Amended Credit Agreement, $487.2 million under our 2028 Convertible Notes, $115.4 million under our 2025 Convertible Notes (together with the 2028 Convertible Notes, the “Notes”), and had an additional $750.0 million of borrowing capacity under the revolving credit facility pursuant to the Second Amended Credit Agreement, with the ability to request further increases to the revolving credit facility up to the greater of consolidated EBITDA or $525.0 million.
Please refer to Note 16 to our Consolidated Financial Statements included in this Annual Report. This debt could have important, adverse consequences to us and our security holders, including:
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. We made an irrevocable election to satisfy the principal amounts of Notes outstanding upon conversion with cash. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of December 31, 2023, none of the conditions allowing the Note holders to convert the 2028 Convertible Notes was satisfied. As a result, as of December 31, 2023, the 2028 Convertible Notes are classified as a non-current liability. As of December 31, 2023, one of the conditions allowing the Note holders to convert the 2025 Convertible Notes was satisfied. As a result, as of December 31, 2023, the 2025 Convertible Notes are classified as a current liability.

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

In connection with establishing their hedges of the Capped Calls, the option counterparties or their affiliates entered into various derivative transactions with respect to our common stock. These parties may modify their hedge positions in the future by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Convertible Notes (and are likely to do so during any observation period related to a conversion of the 2025 Convertible Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Notes.

In August 2023, we completed a partial unwind of the Capped Calls in connection with a partial exchange of our 2025 Convertible Notes.

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
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors. See “Item 1. Business—Competition.” In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers and external experts, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including emerging markets. In addition, significant shifts in industry market share have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. Some of our competitors have a broader product portfolio than we do. In addition, we are exposed to the risk that our competitors or our customers may introduce private label, generic, or low-cost products that compete with our products at lower price points. New disruptive technologies may emerge that displace our existing technologies. If these competitors’ products capture significant market share or decrease market prices overall, this could have an adverse effect on our financial statements.

Risks Related to Laws and Regulations
Changes in governmental regulations may reduce demand for our products or services or increase our expenses.
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs and privacy. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services. We are also incorporating artificial intelligence into certain of our products to make them more effective for us and our customers; however, this subjects us to risks of compliance with the expanding and changing regulations regarding the use of artificial intelligence.

Certain of our businesses are subject to extensive regulation by the FDA and comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, ability to do business and financial statements.

Most of our products are medical devices subject to regulation by the U.S. Food and Drug Administration (the “FDA”), by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials (or the manufacture and sale of products containing any such materials). The FDA and these other regulatory authorities enforce additional regulations regarding the safety of X-ray emitting devices. The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the EU MDR imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Medical devices that have been assessed and/or certified under the EU Medical Device Directive may continue to be placed on the market until 2027/2028 (or until the expiry of their certificates, if applicable and earlier); however, requirements regarding the distribution, marketing and sale including quality systems and post-market surveillance have to be observed by manufacturers, importers and distributors as of the application date. Complying with the EU MDR required modifications to our quality management systems, additional resources in certain functions, and required and will continue to require updates to technical files, among other changes. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 15 to our Consolidated Financial Statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.
In addition to the environmental, health, safety, health care, medical device, anticorruption, data privacy and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in countries that have experienced corruption. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related stockholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.

We are also required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.
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
We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through February 9, 2024, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $52.03 on March 29, 2022. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

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
◦announcements by us or our competitors of new products or technological innovation;
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

In addition, our third amended and restated bylaws, provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, unless we consent in writing to the selection of an alternative forum.

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

General Risks

We have recognized substantial impairment charges for our goodwill and indefinite-lived assets and may be required to recognize additional impairment charges for our goodwill and other intangible assets in the future.
As of December 31, 2023, the net carrying value of our goodwill and other intangible assets totaled approximately $4.2 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management’s best estimates. We conducted our annual goodwill and indefinite-lived intangibles impairment test during the fourth quarter of 2023 and recorded a pre-tax goodwill impairment charge of $212.3 million and a pre-tax impairment charge related to certain indefinite-lived trade names for $46.0 million. As the fair value of these reporting units and indefinite-lived intangible assets approximate carrying value as of December 31, 2023, any further decline in key assumptions could result in additional impairment in future periods.

Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may further impair our goodwill and other intangible assets. Any additional charges relating to such impairments would adversely affect our results of operations in the periods recognized.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
We are committed to protecting our information assets and systems. We have an enterprise-wide information security program designed to identify, protect against, detect, and respond to and manage reasonably foreseeable cybersecurity risks and threats. We have installed privacy/security protection systems and devices on our network in an attempt to prevent cyberthreats and other unauthorized access to information.

We have adopted a comprehensive Information Security Policy applicable to all of our employees and business partners. We also maintain a Global Security Incident Response Plan (“GSIRP”) to ensure we remain prepared in the event of a cyberattack or other form of network penetration. Our GSIRP is a cross functional plan that documents the details and decision-making process required during a response to a security incident, as well as the reporting protocol with clear escalation timelines and responsibilities. We test our GSIRP with tabletop exercises administered by a third party security consultant. We also maintain cyber liability insurance to help mitigate potential liabilities resulting from cyber issues.

Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyberattacks, and we expect the sophistication and frequency of such attacks to continue to increase. To date, no attempted cyberattack or other attempted intrusion on our information technology networks has resulted in a material adverse impact on our business strategy, results of operations or financial condition. There can be no assurance that future incidents will not materially affect us, including our business strategy, results of operations or financial condition. Please refer to “Item 1A. Risk Factors—Risks Related to Our Business” for further detail about the material cybersecurity risks we face.

Our Senior Director of Information Security reports to our Chief Information Officer and is responsible for leading our enterprise-wide information security team. The team focuses on developing and implementing strategies, processes and response plans to protect the confidentiality, integrity, and availability of our assets. Our Senior Director of Information Security has prior experience as a chief information security officer and over 25 years of experience in Technology and Security. Our security team also includes members who maintain industry security certificates. Our team is additionally supported by third parties to assist in the operations of our program, compliance audits and security penetration testing.
We evaluate and manage risks relating to cybersecurity as part of our overall enterprise risk management program. We perform an annual assessment across the Company to identify and review potential risks. Risks are prioritized based on threat models to improve cybersecurity throughout the Company. Our Board of Directors oversees our enterprise risk management program.

The Audit Committee of our Board of Directors has the responsibility of exercising oversight with respect to our cybersecurity risk management and risk controls. Our Chief Information Officer provides periodic reports to the Audit Committee regarding our cybersecurity program, including our information risk management and oversight, security education and training, cyber threat detection and response processes, and relevant internal and industry cybersecurity attacks. The Board also receives a report out on cybersecurity issues and governance at least annually, with periodic updates as needed.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Brea, California in a facility that we lease. As of December 31, 2023, our facilities included approximately 33 significant office, research and development, manufacturing and distribution facilities. Thirteen of these facilities are located in the U.S. in six states and 20 are located outside the U.S. in 12 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and the Middle East. These facilities cover approximately 2.6 million square feet, of which approximately 0.6 million square feet are owned and approximately 2.0 million square feet are leased. Particularly outside the U.S., facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 8 to our Consolidated Financial Statements for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our financial position, results of operations or cash flows. For additional information, please see Note 15 to our Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information with Respect to our Common Stock
Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “NVST.”
The number of holders of record of our common stock as of February 9, 2024 was 18. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the S&P Health Care Index from September 18, 2019, the first day our stock traded on the NYSE, through December 31, 2023. The graph assumes $100 was invested in each of our common stock, the S&P 500 Index, and the S&P Health Care Index as of the market close on September 18, 2019. The S&P 500 Stock Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Performance Graph Table
	September 18, 2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Envista Holdings Corporation	$100	$106	$121	$161	$120	$86
S&P 500 Index	$100	$108	$128	$165	$135	$170
S&P 500 Health Care Index	$100	$113	$126	$156	$150	$151

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations of our business is designed to provide a reader of our financial statements with a narrative from the perspective of management. You should read the following discussion in conjunction with the sections entitled “Envista Holdings Corporation Audited Consolidated Financial Statements” included in this Annual Report on Form 10-K. This section of the Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into six sections:
◦Overview
◦Results of Operations
◦Liquidity and Capital Resources
◦Qualitative and Quantitative Disclosures About Market Risk
◦Critical Accounting Estimates
◦New Accounting Standards

OVERVIEW
General
We provide products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. We help our customers deliver the best possible patient care through industry-leading solutions, technologies, and services. With leading brand names, innovative technology and significant market positions, we are a leading worldwide provider of a broad range of solutions to support implant-based tooth replacements, orthodontic treatments, and diagnostic solutions, as well as general dental consumables, equipment and services, and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries across North America, Asia, Europe, the Middle East and Latin America.

During 2023, 53% of our sales were derived from customers outside the United States. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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

Key Trends and Conditions Affecting Our Results of Operations
Debt Financing Transactions
During the year ended December 31, 2023, we issued $500.2 million of 2028 Convertible Notes, entered into the Second Amended Credit Agreement, and executed exchanges with a limited number of holders of the 2025 Convertible Notes consisting of approximately $403.0 million in cash, which includes accrued interest, and approximately 8.4 million shares of our common stock (the “Notes Exchanges”). We recognized a non-cash inducement charge of $28.5 million in connection with the Notes Exchanges which was recorded within Other (expense) income in the Consolidated Statements of Operations.
See “Liquidity and Capital Resources ─ Debt Financing Transactions” in this Annual Report on Form 10-K for further discussion.

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

Pricing Controls
Certain countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. For example, China has implemented volume-based procurement (“VBP”) policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumables.

Industry Trends
We operate in the large and growing global dental products industry. We believe growth in the global dental industry will be driven by:
◦an aging population;
◦the current under penetration of dental procedures, especially in emerging markets;
◦improving access to complex procedures due to increasing technological innovation;
◦an increasing demand for cosmetic dentistry; and
◦the growth of DSOs, which are expected to drive increasing penetration of, and access to, dental care globally.

Product Development, New Product Launches and Commercial Investment
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation. Our future growth and success depend on both our pipeline of new products and technologies, including new products and technologies that we may obtain through license or acquisition, and the expansion of the use of our existing products and technologies. We believe we are a leader in dental R&D, with $294.4 million of R&D expenditures since 2021 and a track record of product innovation, business development and commercialization.

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

Foreign Exchange Rates
Significant portions of our sales and costs are exposed to changes in foreign exchange rates. During the year ended December 31, 2023, our products were sold in more than 130 countries and 53% of our sales were to customers outside of the United States. We seek to manage our foreign exchange risk, in part, through our operations, including managing same-currency sales in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As our operations use multiple foreign currencies, including the euro, British pound, Brazilian real, Australian dollar, Japanese yen, Canadian dollar and Chinese yuan, changes in those currencies relative to the U.S. dollar will impact our sales, cost of sales and expenses, and consequently, net income. Exchange rate fluctuations in emerging markets may also directly affect our customers’ ability to buy our products in these geographic markets.

On a year-over-year basis, currency exchange rates negatively impacted reported sales by 0.9% for the year ended December 31, 2023 compared to the comparable period of 2022, primarily due to the strengthening of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations.

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

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the years ended December 31, 2023 and 2022.

Israel-Hamas War
In response to the attacks in Israel and the subsequent hostilities, we continue to monitor the social, political, and economic environment in Israel and in the region for any impact to our operations. Revenue generated from Israel is approximately $13.0 million annually. We also maintain a production facility in Israel related to our Alpha-Bio Tech Implant brand. While we have experienced some volatility in the region, the Israel-Hamas War has not had a material impact on our business.

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
Nonoperating income (expense) consists of the non-service cost components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses), net gains or losses on equity investments, inducement charges related to convertible debt exchanges, and interest expense, net.
Business Performance
During the year ended December 31, 2023, our sales decreased 0.1%, while core sales decreased 0.4% as compared to the comparable period of 2022. The impact of foreign currency exchange rates reduced sales in the year ended December 31, 2023, by 0.9% compared to the comparable period of 2022.
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

On April 20, 2022, we completed our acquisition of Carestream Dental’s Intraoral Scanner Business for total consideration of approximately $580.3 million, subject to certain customary adjustments as provided in the Purchase Agreement. The Intraoral Scanner Business manufactures, markets, sells, commercializes, distributes, services, trains, supports, and maintains operations of intraoral scanners and software, and is part of our Equipment & Consumables segment. We purchased the Intraoral Scanner Business through the acquisition of certain assets and the assumption of certain liabilities as well as the acquisition of all of the equity of certain subsidiaries of Carestream Dental.

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

On December 31, 2021, we sold substantially all of the KaVo Treatment Unit and Instrument Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement (the “Purchase Agreement”) among the Company, Planmeca, and Planmeca Oy, as guarantor. However, the transfer of assets in Russia, China and Brazil was not executed and closed until 2022 (the “Deferred Local Closings”). As of December 31, 2022, all Deferred Local Closings were completed and we received total net cash consideration of $386.4 million in accordance with the terms of the Purchase Agreement.

The Divestiture was part of our strategy to structurally improve our long-term margins and represented a strategic shift with a major effect on our operations and financial results as described in Accounting Standards Codification (“ASC“) 205-20. The sale met the criteria to be accounted for as a discontinued operation. Accordingly, we have applied discontinued operations treatment for the Divestiture as required by ASC 205-20 and reclassified the financial results in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. Our Consolidated Statements of Cash Flows include the financial results of the KaVo Treatment Unit and Instrument Business for the years ended December 31, 2022 and 2021. We also revised our discussion and presentation of operating and financial results to be reflective of our continuing operations as required by ASC 205-20. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business.

With the sale of the KaVo Treatment Unit and Instrument Business and our two recent acquisitions, we continue to make significant progress toward our long-term goal of re-calibrating our product portfolio to higher growth and higher margin segments. The Divestiture and the acquisitions shifted our revenue mix from approximately 50% each for the Specialty Products & Technology and Equipment & Consumables segments to 64% for the Specialty Products & Technology segment and 36% for the Equipment & Consumables segment. The Specialty Products & Technology segment is a higher growth and higher margin business than the Equipment & Consumables segment. These transactions have allowed us to focus more on higher value and higher margin consumables, imaging, and digital workflow solutions.
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

RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated statements of earnings should be read along with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all financial data in this Annual Report on Form 10-K refer to continuing operations only. For more information on the consolidated basis of preparation, see Note 1 to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,						% Change	% Change
($ in millions)	2023		2022		2021		2023/2022	2022/2021
Sales	$2,566.5	100.0%	$2,569.1	100.0%	$2,508.9	100.0%	(0.1)%	2.4%
Cost of sales	1,126.0	43.9%	1,094.3	42.6%	1,082.4	43.1%	2.9%	1.1%
Gross profit	1,440.5	56.1%	1,474.8	57.4%	1,426.5	56.9%	(2.3)%	3.4%
Operating costs:
SG&A expenses	1,056.9	41.2%	1,055.5	41.1%	1,019.8	40.6%	0.1%	3.5%
R&D expenses	93.8	3.7%	100.1	3.9%	100.5	4.0%	(6.3)%	(0.4)%
Goodwill and intangible asset impairment	258.3	10.1%	—	—%	—	—%	NM	—%
Operating profit	31.5	1.2%	319.2	12.4%	306.2	12.2%	(90.1)%	4.2%
Nonoperating (expense) income:
Other (expense) income, net	(23.0)	(0.9)%	3.1	0.1%	2.4	0.1%	NM	29.2%
Interest expense, net	(63.4)	(2.5)%	(38.4)	(1.5)%	(54.1)	(2.2)%	65.1%	(29.0)%
(Loss) income before income taxes	(54.9)	(2.1)%	283.9	11.1%	254.5	10.1%	(119.3)%	11.6%
Income tax expense (benefit)	45.3	1.8%	45.9	1.8%	(9.0)	(0.4)%	(1.3)%	NM
(Loss) income from continuing operations	(100.2)	(3.9)%	238.0	9.3%	263.5	10.5%	(142.1)%	(9.7)%
Income from discontinued operations, net of tax	—	—%	5.1	0.2%	77.0	3.1%	(100.0)%	(93.4)%
Net (loss) income	$(100.2)	(3.9)%	$243.1	9.5%	$340.5	13.6%	(141.2)%	(28.6)%

Effective tax rate	(82.5)%		16.2%		(3.5)%
NM - Non-meaningful percentage change related to year-to-year comparisons
Business Segments
Sales by business segment were as follows ($ in millions):

	For the Years Ended December 31,
	2023	2022	2021
Specialty Products & Technologies	$1,642.4	$1,598.6	$1,507.8
Equipment & Consumables	924.1	970.5	1,001.1
Total	$2,566.5	$2,569.1	$2,508.9

GAAP Reconciliation
Sales and Core Sales Growth

	2023 vs. 2022	2022 vs. 2021
Total sales growth (GAAP)	(0.1)%	2.4%
Less the impact of:
Acquisitions	(1.2)%	(1.8)%
Currency exchange rates	0.9%	3.5%
Core sales growth (non-GAAP)	(0.4)%	4.1%
Sales and core sales growth for the year ended December 31, 2023 decreased 0.1% and 0.4%, respectively, compared to the comparable period in 2022. An increase in sales volume positively impacted sales growth by 0.7% on a period-over-period basis, offset by a decrease in sales price of 1.1%. The decrease in sales is driven by lower demand from North America, partially offset by higher demand in Europe.
COST OF SALES AND GROSS PROFIT MARGIN

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Cost of sales	$1,126.0	$1,094.3	$1,082.4
Gross profit margin	56.1%	57.4%	56.9%
The increase in cost of sales during the year ended December 31, 2023, as compared to the comparable period in 2022, was primarily due to unfavorable product mix and higher costs due to the impact of foreign currency exchange rates, partially offset by the absence of the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, and by period-over-period savings associated with productivity improvements.
The decrease in gross profit margin during the year ended December 31, 2023, as compared to the comparable period in 2022, was primarily due to unfavorable product mix, unfavorable sales price, and higher costs due to the impact of foreign currency exchange rates, partially offset by an increase in volume, the absence of the amortization of the fair value adjustments related to acquired inventory as part of our acquisitions, and by period-over-period savings associated with productivity improvements.
OPERATING EXPENSES

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Selling, general and administrative expenses	$1,056.9	$1,055.5	$1,019.8
Research and development expenses	$93.8	$100.1	$100.5
Goodwill and intangible asset impairment	$258.3	$—	$—
SG&A as a % of sales	41.2%	41.1%	40.6%
R&D as a % of sales	3.7%	3.9%	4.0%
SG&A expenses as a percentage of sales for the year ended December 31, 2023, was consistent with the comparable period in 2022.
R&D expenses as a percentage of sales for the year ended December 31, 2023, was consistent with the comparable period in 2022.

Goodwill and intangible asset impairment for the year ended December 31, 2023 consisted of a $212.3 million goodwill charge and a $46.0 million intangible asset charge. Approximately $134.5 million of the goodwill impairment charge related to our Specialty Products & Technologies segment and $77.8 million related to our Equipment & Consumables segment. The reduction in value is primarily due to significant increases in discount rates utilized in valuing these reporting units, adverse macroeconomic factors such as higher cost of borrowing and inflationary pressures, geopolitical factors, and lower forecast of operating results which contributed to reduced expectation of future cash flows. The intangible asset impairment charge related to certain indefinite-lived trade names within the Specialty Products & Technologies segment. The reduction in the intangible value is primarily due to higher discount rates and reduction in projected cash flows as discussed above.

OTHER (EXPENSE) INCOME, NET
Other (expense) income, net for the year ended December 31, 2023 consists primarily of $29.0 million of inducement and other expenses associated with the Notes Exchanges, offset by $2.5 million of net periodic benefit costs and $3.6 million net gain on equity investments.

INTEREST COSTS AND FINANCING
Interest costs were $63.4 million and $38.4 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest expense for the year ended December 31, 2023 as compared to the comparable period of 2022 was primarily due to higher interest rates on our variable rate term borrowings and increased borrowing during the year ended December 31, 2023.
For a discussion of our outstanding indebtedness, refer to Note 16 to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

INCOME TAXES

	For the Years Ended December 31,
	2023	2022	2021
Effective tax rate	(82.5)%	16.2%	(3.5)%

Our effective tax rate for the year ended December 31, 2023 was (82.5)% compared to 16.2% in 2022. The change in the effective rate was primarily due to the impact of the nondeductible impairment of goodwill and nondeductible convertible debt inducement expense for U.S. income tax purposes, establishing a valuation allowance against certain U.S. non-deductible interest carryforwards, and a decrease in certain discrete tax benefits.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. This legislation did not have a material impact on our Consolidated Financial Statements.

SPECIALTY PRODUCTS & TECHNOLOGIES
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative products, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	For the Years Ended December 31,
($ in millions)	2023	2022	2021
Sales	$1,642.4	$1,598.6	$1,507.8
Operating profit	232.1	268.6	272.3
Operating profit as a % of sales	14.1%	16.8%	18.1%

GAAP Reconciliation
Sales and Core Sales Growth

	2023 vs. 2022	2022 vs. 2021
Total sales growth (GAAP)	2.7%	6.0%
Less the impact of:
Acquisitions	(1.1)%	(1.1)%
Currency exchange rates	1.3%	4.2%
Core sales growth (non-GAAP)	2.9%	9.1%
Sales
Sales and core sales growth for the year ended December 31, 2023 increased 2.7% and 2.9%%, respectively, compared to the comparable period in 2022. Sales growth increased by 4.3% due to higher volume on a period-over-period basis, partially offset by a decrease in sales price of 1.4% in part due to the VBP program. The increase in sales is primarily due to growth in Europe and China, partially offset by lower demand from North America.
Additionally, sales for the year ended December 31, 2023 were also positively impacted by the acquisition of Osteogenics.
Operating Profit

Operating profit margin was 14.1% for the year ended December 31, 2023, as compared to an operating profit margin of 16.8% for the comparable period of 2022. The decrease was primarily due to unfavorable product mix and a decrease in sales price, higher costs due to the impact of foreign currencies and investments in our long-term growth initiatives, partially offset by an increase in sales volume and by period-over-period savings associated with productivity improvements.
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
Equipment & Consumables Selected Financial Data

	For the Year Ended December 31,
($ in millions)	2023	2022	2021
Sales	$924.1	$970.5	$1,001.1
Operating profit	156.3	172.4	153.8
Operating profit as a % of sales	16.9%	17.8%	15.4%
GAAP Reconciliation
Sales and Core Sales Growth

	2023 vs. 2022	2022 vs. 2021
Total sales growth (GAAP)	(4.8)%	(3.1)%
Less the impact of:
Acquisitions	(1.5)%	(2.8)%
Currency exchange rates	0.4%	2.5%
Core sales growth (non-GAAP)	(5.9)%	(3.4)%

Sales
Sales and core sales growth for the year ended December 31, 2023 decreased 4.8% and 5.9%, respectively, compared to the comparable period in 2022. A decrease in sales volume negatively impacted sales growth by 5.3% on a period-over-period basis combined with a decrease in sales price of 0.6%. The decrease in sales is primarily due to lower demand from North America, Europe and China.
Sales for the year ended December 31, 2023, were positively impacted by the acquisition of our Intraoral Scanner Business.
Operating Profit
Operating profit margin was 16.9% for the year ended December 31, 2023, as compared to an operating profit margin of 17.8% for the comparable period of 2022. The decrease in operating profit margin was primarily due to lower sales, and unfavorable sales price, offset by period-over-period savings associated with productivity improvements and decreased amortization of intangible assets.
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

Following is an overview of our cash flows and liquidity, which includes the cash flows of the KaVo Treatment Unit and Instrument Business for the years ended December 31, 2022 and 2021:

Overview of Cash Flows and Liquidity

	Year Ended December 31,
($ in millions)	2023	2022	2021
Net cash provided by operating activities	$275.7	$182.7	$361.6

Payments for additions to property, plant and equipment	(58.2)	(75.7)	(54.7)
Proceeds from sales of property, plant and equipment	6.1	3.3	11.6
Proceeds from sale of equity investment	10.7	—	—
Acquisitions, net of cash acquired	—	(696.2)	(2.1)
Proceeds from sale of KaVo Treatment Unit and Instrument Business	—	73.9	312.5
Proceeds from the settlement of derivative financial instruments	1.6	56.0	11.4
All other investing activities	(22.6)	(18.6)	(16.0)
Net cash (used in) provided by investing activities	$(62.4)	$(657.3)	$262.7

Proceeds from issuance of convertible notes due 2028	$500.2	$—	$—
Debt issuance costs related to issuance of convertible notes due 2028	(13.8)	—	—
Principal paid related to exchange of convertible notes due 2025	(401.2)	—	—
Proceeds from borrowing	323.5	0.3	—
Repayments of borrowing	(288.8)	(0.5)	(475.7)
Debt issuance costs related to other borrowings	(4.5)	—	(2.3)
Proceeds from revolving line of credit	—	124.0	—
Repayment of revolving line of credit	—	(124.0)	—
Proceeds from stock option exercises	11.3	21.8	19.5
Tax withholding payment related to net settlement of equity awards	(7.9)	(9.1)	(7.2)
All other financing activities	0.1	—	0.1
Net cash provided by (used in) financing activities	$118.9	$12.5	$(465.6)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting cash flows.

Net cash provided by operating activities was $275.7 million during the year ended December 31, 2023, as compared to net cash provided by operating activities of $182.7 million in 2022, primarily due to lower transaction related costs along with lower incentive compensation payments during the year ended December 31, 2023.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $62.4 million during the year ended December 31, 2023, as compared to net cash used in investing activities of $657.3 million for the comparable period in 2022, the decrease is primarily due to the prior year period reflecting cash paid with respect to acquisitions, partially offset by the proceeds from the sale of the KaVo Treatment Unit and Instrument Business along with proceeds received from settlement of derivatives. Investing activities for the year ended December 31, 2023 consists of lower payments for property, plant and equipment compared to the year ended December 31, 2022 combined with the proceeds received related to the sale of an equity investment.

Financing Activities and Indebtedness
Net cash provided by financing activities was $118.9 million during the year ended December 31, 2023, compared to $12.5 million for the comparable period of 2022, primarily due to higher net borrowings during 2023 partially offset by lower proceeds from stock option exercises as compared to the prior year.

For a description of our outstanding debt as of December 31, 2023 including our Second Amended Credit Agreement and 2028 Convertible Notes, refer to Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.
As of December 31, 2023, we had no borrowings outstanding under the revolving credit facility and we had the ability to incur an additional $750.0 million of indebtedness in direct borrowings under the revolving credit facility. As of December 31, 2023, we were in compliance with all of our debt covenants.

Cash and Cash Requirements
As of December 31, 2023, $940.0 million of cash and cash equivalents were held on deposit with financial institutions. Of this amount, $261.6 million was held within the United States and $678.4 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties and fund our restructuring activities as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business.”
Generally, cash and cash equivalents held in these financial institutions may be withdrawn or redeemed at face value, and we therefore believe that minimal credit risk exists with respect to them. Nonetheless, deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our cash and cash equivalents will not be affected if the financial institutions where we hold our cash and cash equivalents fail.

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
As of February 9, 2024, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

Purchase Obligations
The Company’s purchase obligations primarily consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of purchase obligations as of December 31, 2023.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase Obligations	$63.9	$60.0	$3.2	$0.7	$—

For a description of our remaining contractual obligations, such as debt and leases see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16 - Debt and Credit Facilities” and “-Note 8 - Leases.”

Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2023.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$12.8	$6.6	$5.3	$0.2	$0.7
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

Debt Financing Transactions
Credit Agreement

On August 31, 2023, we entered into the Second Amended Credit Agreement, whereby we entered into the senior term loan facility due 2028 for $530.0 million and the senior euro term loan facility due 2028 for €350.0 million (collectively the “2028 Term Loans”). The Second Amended Credit Agreement also includes a revolving credit facility with an aggregate available borrowing capacity of $750.0 million. The New Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

The proceeds from the Second Amended Credit Agreement were used to repay outstanding indebtedness for the senior term loan facility due 2024 (the “2024 Term Loan”) and the senior euro term loan facility due 2024 (the “2024 Euro Term Loan”). Additionally, we paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement.

2028 Convertible Notes

On August 10, 2023, we issued the 2028 Convertible Notes due on August 15, 2028, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $65.2 million principal amount of the 2028 Convertible Notes, was $500.2 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $485.9 million. We used a portion of the net proceeds to partially exchange the 2025 Convertible Notes. The 2028 Convertible Notes will accrue interest at a rate of 1.75% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024. The 2028 Convertible Notes have an initial conversion rate of 21.5942 shares of our common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $46.31 per share of our common stock and is subject to adjustment upon the occurrence of specified events. The 2028 Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture governing the 2028 Convertible Notes).

Notes Exchanges

Concurrently with the offering of the 2028 Convertible Notes, in separate, privately negotiated transactions, we entered into exchange agreements with a limited number of holders of the 2025 Convertible Notes to exchange $401.2 million principal amount of the 2025 Convertible Notes for aggregate consideration of approximately $403.0 million in cash, including accrued interest, and approximately 8.4 million shares of our common stock. We may engage in additional exchanges, or we may repurchase or induce conversions, of the remaining 2025 Convertible Notes.

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

For a description of our outstanding debt as of December 31, 2023, refer to Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Legal Proceedings
Please refer to Note 15 to our Consolidated Financial Statements included in this Annual Report for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, please refer to “Item 1A. Risk Factors—General Risks.”

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in foreign currency exchange rates and commodity prices as well as credit risk, each of which could impact our consolidated financial statements. We generally address our exposure to these risks through our normal operating activities. Please refer to Note 2 to our Consolidated Financial Statements included in this Annual Report for information regarding derivative financial instruments and discussion of exposures to foreign currency and foreign currency-denominated debt.

Interest Rate Risk
Certain of our borrowings are at variable rates of interest, which may expose us to interest rate risk. We have a variable rate 2028 Term Loan for $530.0 million and a 2028 Euro Term Loan for €350.0 million as of December 31, 2023. We have from time to time entered into interest rate swap agreements to manage our interest rate risk, however we do not have any interest rate swap agreements as of December 31, 2023. A 100 basis point increase in the interest rate related to our 2028 Term Loan and our 2028 Euro Term Loan would have increased interest expense by $6.2 million for 2023.

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
On January 17, 2023, we entered into a two-year $150.0 million cross-currency swap derivative contract to partially hedge our net investment in foreign operations against the adverse movement in exchange rates between the U.S. dollar and the euro. This cross-currency contract effectively converts a portion of our U.S. dollar senior term loan facilities to obligations denominated in euros and will partially offset the impact of changes in currency rates on foreign currency denominated net investments. For additional information on hedging transactions and derivative financial instruments, please refer to Note 11 to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Other than the above cross-currency swap derivative contract, we generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales and net earnings in our consolidated financial statements. In addition, we have assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2023 would have reduced equity by approximately $253 million.
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

We believe the following accounting estimates are most critical to an understanding of our financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period-to-period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K.
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

Acquired Intangibles

Our business acquisitions typically result in the recognition of goodwill, patents, technology, customer relationships and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2, 3 and 9 to our Consolidated Financial Statements for a description of our policies relating to acquisitions, goodwill and acquired intangibles.
We review goodwill and identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test goodwill and intangible assets with indefinite lives at least annually for impairment. Determining whether an impairment loss occurred requires various valuation approaches, including making a comparison of the carrying amount to the sum of discounted cash flows expected to be generated by the asset. These analyses require us to make judgments and estimates about future sales, expenses, market conditions and discount rates related to these assets. If actual results are not consistent with our estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken to net income which would adversely affect our consolidated financial statements.

During the fourth quarter of 2023, we performed our annual goodwill and indefinite-lived intangible asset impairment test. For goodwill, we used a combination of techniques, including an income approach and a market-based approach in performing our annual goodwill impairment test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. Our reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. We estimate the fair values for our reporting units by using various valuation methods, including a discounted cash flow model with inputs developed using both internal and market-based data. Our significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit which include, but are not limited to, discount rates, revenue growth rates, and operating margin assumptions. The discounted cash flow model requires judgments and assumptions about projected sales growth, future operating margins, discount rates and terminal values. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to our reporting units, including operating results, business plans, economic projections, anticipated future cash flows, business trends and our market capitalization. There are inherent uncertainties related to these assumptions and our judgment in applying them to the analysis of goodwill impairment.

Our annual goodwill impairment analysis in 2023 indicated that the fair value of three of our eight reporting units did not exceed their carrying values and consequently resulted in a $212.3 million impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the five reporting units not impaired, ranged from approximately 15% to approximately 147%, and zero for the three reporting units with impairments. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the five reporting units not impaired, ranged from approximately 4% to approximately 122%. For the three impaired reporting units, the application of a hypothetical 10% decrease in fair value would result in an additional impairment of approximately $251 million.

For indefinite-lived intangible assets, we used the relief from royalty method to estimate the fair value. Our significant assumptions vary amongst, and are specific to, each underlying indefinite-lived intangible asset which includes, but is not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and royalty rates. As a result of our annual indefinite-lived intangible impairment test during 2023, we recorded an impairment charge of $46.0 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment. The reduction in value is primarily due to higher discount rates and reduction in projected cash flows as discussed above.

Our 2023 annual impairment analysis for indefinite-lived intangible assets, indicated that the fair value of two of our three trade names did not exceed their carrying value and consequently resulted in a $46.0 million impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the asset) for the remaining intangible asset was approximately 25%. In order to evaluate the sensitivity of the fair value calculations used in the indefinite-lived intangible asset impairment test, we applied a hypothetical 10% decrease to the fair value and compared that hypothetical value to the underlying asset carrying value. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the intangible asset) for the intangible asset was approximately 13%. For the two trade names impaired, the application of a hypothetical 10% decrease in fair value would result in an additional impairment of approximately $30 million.

Furthermore, we review the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We did not record any impairment loss for finite-lived intangible assets in 2023, 2022 and 2021.
NEW ACCOUNTING STANDARDS
For a discussion of the new accounting standards impacting us, refer to Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 15, 2024 appears on page 67 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envista Holdings Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company’s annual test date for goodwill impairment is the first business day of its fiscal fourth quarter. Total goodwill as of December 31, 2023 was $3.3 billion and represented approximately 50% of total assets. As discussed in Note 2 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company recorded impairments totaling $212.3 million related to the carrying value of goodwill of certain of its reporting units during the year ended December 31, 2023.
Auditing management’s goodwill impairment test for the impaired reporting units was challenging and judgmental due to the estimation required to determine the fair value of the reporting units. In particular, the significant judgments underlying the fair value estimate of these reporting units related to the assumptions of discounted future cash flows based on estimates of financial forecasts. These significant assumptions are affected by estimated future market and economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process. For example, we tested controls over management’s review of the estimated fair values of the reporting units, the significant assumptions utilized in the estimation of the fair value of the reporting units, discussed above, and the data inputs utilized in the fair value estimates.
To test the estimated fair values of the Company’s reporting units, our principal audit procedures included (i) assessing the historical results compared to projected results, (ii) engaging valuation specialists to assess the methods, models, and assumptions used within the valuation, and (iii) verifying underlying assumptions utilized by management in the valuation of the reporting units, including the key inputs, inclusive of the revenue projections and discount rates attributable to the reporting units. For example, we compared the significant assumptions used by management, to historical results, the Company’s business models and other relevant factors. We also evaluated the consistency and appropriateness of the significant assumptions selected for use in the discounted cash flow method against forecasts. We also assessed the historical accuracy of management’s forecasts of financial results used in developing fair value estimates to assist in evaluating the reliability of the forecast utilized in the estimate.
Indefinite-lived Intangible Asset Impairment
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company’s annual test date for the impairment of indefinite-lived intangible assets is the first business day of its fiscal fourth quarter. Total value of indefinite-lived intangible assets as of December 31, 2023, was $452.7 million and represented 7% of total assets. The Company recorded impairments totaling $46.0 million related to the carrying value of certain of its indefinite-lived intangible assets during the year ended December 31, 2023.
Auditing management’s indefinite-lived intangible asset impairment test for one of the Company’s indefinite-lived intangible assets was challenging and judgmental due to the estimation required to determine the fair value of the indefinite-lived intangible asset. In particular, the significant judgments underlying the fair value estimate of this indefinite-lived intangible asset relate to the assumptions of discounted future cash flows based on estimates of financial forecasts. These significant assumptions are affected by estimated future market and economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment evaluation process. For example, we tested controls over management’s review of the estimated fair value of the indefinite-lived intangible asset, the significant assumptions utilized in the estimation of the fair value of the indefinite-lived intangible asset, discussed above, and the data inputs utilized in the fair value estimate.
To test the estimated fair value of the indefinite-lived intangible asset, we performed audit procedures that included, among others, testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. As part of these procedures, we assessed the reasonableness of the estimates used in the valuation by (i) assessing the historical results compared to projected results, (ii) engaging valuation specialists to assess the methods, models, and assumptions used within the valuation, and (iii) verifying underlying assumptions utilized by management in the valuation of the indefinite-lived intangible asset, including the key inputs, inclusive of the revenue projections and discount rates attributable to the indefinite-lived intangible asset. We also assessed the historical accuracy of management’s forecasts of financial results used in developing fair value estimates to assist in evaluating the reliability of the forecast utilized in the estimate.

/s/	Ernst & Young LLP

We have served as the Company's auditor since 2018.

Irvine, California

February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Envista Holdings Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Envista Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

February 15, 2024

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$940.0	$606.9
Trade accounts receivable, less allowance for credit losses of $17.3 and $16.2, respectively	407.5	393.5
Inventories, net	258.8	300.8
Prepaid expenses and other current assets	137.4	123.4
Total current assets	1,743.7	1,424.6
Property, plant and equipment, net	309.6	293.6
Operating lease right-of-use assets	125.1	131.8
Other long-term assets	180.5	153.7
Goodwill	3,292.2	3,496.6
Other intangible assets, net	954.0	1,086.7
Total assets	$6,605.1	$6,587.0
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$115.3	$510.0
Trade accounts payable	179.5	228.3
Accrued expenses and other liabilities	455.7	471.4
Operating lease liabilities	30.3	27.0
Total current liabilities	780.8	1,236.7
Operating lease liabilities	109.9	121.4
Other long-term liabilities	142.4	151.3
Long-term debt	1,398.1	870.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 500.0 million shares authorized; 173.3 million shares issued and 171.5 million shares outstanding at December 31, 2023; 163.7 million shares issued and 163.2 million shares outstanding at December 31, 2022	1.7	1.6
Additional paid-in capital	3,758.2	3,699.0
Retained earnings	631.2	731.4
Accumulated other comprehensive loss	(217.2)	(225.1)
Total stockholders’ equity	4,173.9	4,206.9
Total liabilities and stockholders’ equity	$6,605.1	$6,587.0
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Sales	$2,566.5	$2,569.1	$2,508.9
Cost of sales	1,126.0	1,094.3	1,082.4
Gross profit	1,440.5	1,474.8	1,426.5
Operating expenses:
Selling, general and administrative	1,056.9	1,055.5	1,019.8
Research and development	93.8	100.1	100.5
Goodwill and intangible asset impairment	258.3	—	—
Operating profit	31.5	319.2	306.2
Nonoperating (expense) income:
Other (expense) income, net	(23.0)	3.1	2.4
Interest expense, net	(63.4)	(38.4)	(54.1)
(Loss) income before income taxes	(54.9)	283.9	254.5
Income tax expense (benefit)	45.3	45.9	(9.0)
(Loss) income from continuing operations, net of tax	(100.2)	238.0	263.5
Income from discontinued operations, net of tax (Note 4)	—	5.1	77.0
Net (loss) income	$(100.2)	$243.1	$340.5
Earnings per share:
(Loss) earnings from continuing operations - basic	$(0.60)	$1.46	$1.63
(Loss) earnings from continuing operations - diluted	$(0.60)	$1.34	$1.48

Earnings from discontinued operations - basic	$—	$0.03	$0.48
Earnings from discontinued operations - diluted	$—	$0.03	$0.43

(Loss) earnings - basic	$(0.60)	$1.49	$2.11
(Loss) Earnings - diluted	$(0.60)	$1.37	$1.92	*
Average common stock and common equivalent shares outstanding:
Basic	166.9	162.9	161.2
Diluted	166.9	177.6	177.6
* Earnings per share is computed independently for earnings per share from continuing operations and earnings per share from discontinued operations. The sum of earnings per share from continuing operations and earnings per share from discontinued operations does not equal earnings per share due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in millions)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(100.2)	$243.1	$340.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	16.8	(100.9)	(77.1)
Cash flow hedge adjustments	—	1.7	4.6
Pension plan adjustments	(8.9)	17.6	20.8
Total other comprehensive income (loss), net of income taxes	7.9	(81.6)	(51.7)
Comprehensive (loss) income	$(92.3)	$161.5	$288.8
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 ($ in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity	Noncontrolling Interests
Balance, December 31, 2020	1.6	$3,684.4	$126.4	$(91.8)	$3,720.6	$0.4
Common stock-based award activity	—	41.4	—	—	41.4	—
Separation related adjustments	—	6.8	—	—	6.8	—
Net income	—	—	340.5	—	340.5	—
Other comprehensive loss	—	—	—	(51.7)	(51.7)	—
Balance, December 31, 2021	1.6	3,732.6	466.9	(143.5)	4,057.6	0.4
Cumulative effect of adjustment related to change in accounting principle. (Note 2)	—	(77.8)	21.4	—	(56.4)	—
Balance, January 1, 2022	1.6	3,654.8	488.3	(143.5)	4,001.2	0.4
Change in noncontrolling interest	—	—	—	—	—	(0.4)
Common stock-based award activity	—	44.2	—	—	44.2	—
Net income	—	—	243.1	—	243.1	—
Other comprehensive loss	—	—	—	(81.6)	(81.6)	—
Balance, December 31, 2022	1.6	3,699.0	731.4	(225.1)	4,206.9	—
Common stock-based award activity	—	35.1	—	—	35.1	—
Partial exchange of convertible notes due 2025 and partial unwind of capped call transactions. (Note 16)	0.1	24.1	—	—	24.2	—
Net loss	—	—	(100.2)	—	(100.2)	—
Other comprehensive income	—	—	—	7.9	7.9	—
Balance, December 31, 2023	1.7	$3,758.2	$631.2	$(217.2)	$4,173.9	$—

See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(100.2)	$243.1	$340.5
Noncash items:
Depreciation	36.0	31.8	40.8
Amortization	99.6	106.0	82.8
Allowance for credit losses	7.1	4.8	5.6
Stock-based compensation expense	30.7	30.5	28.2
Gain on equity investments, net	(3.6)	—	—
Gain on sale of property, plant and equipment	(5.4)	(1.9)	(2.2)
Gain on sale of KaVo treatment unit and instrument business	—	(8.9)	(11.7)
Restructuring charges	1.3	4.7	10.8
Goodwill and intangible asset impairments	258.3	—	—
Other impairment charges	0.2	6.4	18.4
Fair value adjustment of acquisition-related inventory	—	9.5	—
Amortization of right-of-use assets	27.0	24.3	28.3
Inducement expense related to exchange of convertible notes	28.5	—	—
Amortization of debt discount and issuance costs	4.6	4.1	23.3
Change in deferred income taxes	(37.0)	(29.0)	(59.0)
Change in trade accounts receivable	(17.0)	(71.0)	(43.2)
Change in inventories	35.1	(39.9)	(66.0)
Change in trade accounts payable	(46.3)	44.5	(20.3)
Change in prepaid expenses and other assets	3.3	(11.7)	(11.5)
Change in accrued expenses and other liabilities	(12.0)	(133.0)	34.3
Change in operating lease liabilities	(34.5)	(31.6)	(37.5)
Net cash provided by operating activities	275.7	182.7	361.6
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(58.2)	(75.7)	(54.7)
Proceeds from sales of property, plant and equipment	6.1	3.3	11.6
Proceeds from sale of equity investment	10.7	—	—
Acquisitions, net of cash acquired	—	(696.2)	(2.1)
Proceeds from sale of KaVo treatment unit and instrument business, net	—	73.9	312.5
Proceeds from the settlement of derivative financial instruments	1.6	56.0	11.4
All other investing activities, net	(22.6)	(18.6)	(16.0)
Net cash (used in) provided by investing activities	(62.4)	(657.3)	262.7
Cash flows from financing activities:
Proceeds from issuance of convertible notes due 2028	500.2	—	—
Debt issuance costs related to issuance of convertible notes due 2028	(13.8)	—	—
Principal paid related to exchange of convertible notes due 2025	(401.2)	—	—
Proceeds from borrowings	323.5	0.3	—

Repayment of borrowings	(288.8)	(0.5)	(475.7)
Debt issuance costs related to other borrowings	(4.5)	—	(2.3)
Proceeds from revolving line of credit	—	124.0	—
Repayment of revolving line of credit	—	(124.0)	—
Proceeds from stock option exercises	11.3	21.8	19.5
Tax withholding payment related to net settlement of equity awards	(7.9)	(9.1)	(7.2)
All other financing activities	0.1	—	0.1
Net cash provided by (used in) financing activities	118.9	12.5	(465.6)
Effect of exchange rate changes on cash and cash equivalents	0.9	(4.6)	26.0
Net change in cash and cash equivalents	333.1	(466.7)	184.7
Beginning balance of cash and cash equivalents	606.9	1,073.6	888.9
Ending balance of cash and cash equivalents	$940.0	$606.9	$1,073.6

Supplemental data:
Cash paid for interest	$63.2	$38.4	$35.7
Cash paid for taxes	$98.6	$119.2	$84.0
ROU assets obtained in exchange for operating lease obligations	$22.1	$36.0	$24.7
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Business Overview

The Company provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a worldwide provider of a broad range of dental implants, orthodontic appliances, diagnostic solutions, general dental consumables, equipment and services and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.

The Company was formed in 2018 as a wholly-owned subsidiary of Danaher Corporation (“Danaher”). In 2019 the Company completed its initial public offering and separated from Danaher (the “Separation”).

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
Use of Estimates
The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple performance obligation arrangements, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, accounts receivable reserves, inventory excess and obsolescence reserves, warranty reserves, certain accrued expenses, restructuring and other related charges, contingent liabilities, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets and related valuation allowances, and stock-based compensation.

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
We account for acquisitions under Accounting Standards Codification (“ASC”) 805 Business Combinations and use the acquisition method of accounting. The consideration transferred for the acquisition of a subsidiary comprises (i) fair values of the assets transferred; (ii) liabilities assumed of the acquired business; and (iii) fair value of any asset or liability resulting from a contingent consideration arrangement. Identifiable assets acquired, and liabilities and contingent liabilities assumed in a business combination are, with limited exceptions, measured initially at their fair values at the acquisition date.

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
Investments
Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. Investments made are recorded as a component of all other Investing Activities in the Consolidated Statements of Cash Flows. No significant realized or unrealized gains or losses were recorded during the three years ended December 31, 2023, 2022 and 2021 with respect to these investments.

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

Goodwill and Other Intangible Assets
Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are tested for impairment annually on the first day of the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company performs its impairment tests for goodwill by using a combination of techniques, including an income approach and a market-based approach, to determine whether the fair value of each reporting unit is greater than its carrying amount. Similarly, the Company performs its impairment test of indefinite-lived intangibles by using the relief from royalty method to determine whether the fair value of the underlying asset is greater than its carrying amount. If the carrying value of a reporting unit or an underlying indefinite-lived intangible asset exceeds its respective fair value, an impairment charge is recognized. In making these assessments, management relies on a number of factors, including business trends, business plans, economic projections, expected future operating results and cash flow, and the Company’s market capitalization. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. For the year ended December 31, 2023, the Company recognized goodwill and indefinite-lived intangible asset impairments of $212.3 million and $46.0 million, respectively. Additional information related to the testing of goodwill and indefinite-lived intangible asset impairment, including results of the 2023 annual test, is provided in Note 9, Goodwill and Other Intangible Assets. The Company did not record any impairment charge for goodwill or indefinite-lived intangible assets in 2022 and 2021.

Additionally, management reviews the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company did not record any impairment loss for finite-lived intangible assets in 2023, 2022 and 2021.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. This legislation did not have a material impact on the Consolidated Financial Statements.

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
Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet completed its assessment of the impact of ASU 2023-09 on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures” (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Adoption of the ASU requires retrospective application to all prior periods presented in the financial statements.
ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for fiscal periods after December 15, 2024 for interim periods. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2023-07 on the Company’s Consolidated Financial Statements.

NOTE 3. ACQUISITIONS
The Company completed the following acquisitions, using the acquisition method of accounting, during the year ended December 31, 2022:

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

Legal, accounting, and other professional service costs associated with acquisitions were $14.5 million for the year ended December 31, 2022 and have been recorded as selling, general and administrative expense in the Consolidated Statements of Operations. There were no legal, accounting, and other professional service costs associated with acquisitions for the years ended December 31, 2023 and 2021.

NOTE 4. DISCONTINUED OPERATIONS
On December 31, 2021, the Company sold substantially all of the KaVo Treatment Unit and Instrument Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement (the “Purchase Agreement”) among the Company, Planmeca, and Planmeca Oy, as guarantor. However, the transfer of assets in Russia, China and Brazil was not executed and closed until 2022 (the “Deferred Local Closings”). As of December 31, 2022, all Deferred Local Closings were completed and the Company received total net cash consideration of $386.4 million in accordance with the terms of the Purchase Agreement.

The results of the Divestiture are presented as discontinued operations for the years ended December 31, 2022 and 2021 in the accompanying Consolidated Financial Statements, with the exception of the Consolidated Statements of Cash Flows which include the financial results of the KaVo Treatment Unit and Instrument Business. As all Deferred Local Closings were completed as of December 31, 2022, there are no assets held for sale as of December 31, 2022 or any discontinued operations reported for the year ended December 31, 2023.

The operating results of the Divestiture are reflected in the Consolidated Statements of Operations within income from discontinued operations, net of tax as follows ($ in millions):

	Year Ended December 31,
	2022	2021
Sales	$11.7	$413.5
Cost of sales	9.1	234.6
Gross profit	2.6	178.9
Operating expenses:
Selling, general and administrative	3.2	75.6
Research and development	—	16.1
Operating (loss) income	(0.6)	87.2
Income tax expense	—	21.9
(Loss) income from discontinued operations	(0.6)	65.3
Gain on sale of discontinued operations, net of tax	5.7	11.7
Net income from discontinued operations	$5.1	$77.0

For the year ended December 31, 2021, the amounts represent activity for the entire Divestiture, while amounts for the year ended December 31, 2022, represent activity for the remaining deferred local closing countries.

Significant non-cash operating items and capital expenditures for the Divestiture are reflected in the cash flows from operations as follows ($ in millions):

Year Ended December 31
2021
Cash flows from operating activities
Depreciation and amortization[1]	$5.8

Cash flows from investing activities:
Capital expenditures	$6.7
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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2022	$16.2
Provision for credit losses	7.1
Write-offs charged against the allowance	(4.7)
Recoveries	(1.3)
Balance at December 31, 2023	$17.3

NOTE 6. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2023	2022
Finished goods	$196.4	$229.2
Work in process	17.2	23.9
Raw materials	100.3	103.4
Reserve for inventory obsolescence	(55.1)	(55.7)
Total	$258.8	$300.8

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2023	2022
Land and improvements	$10.0	$10.0
Buildings and improvements	157.4	154.5
Machinery, equipment and other assets	417.9	370.2
Construction in progress	65.3	71.2
Gross property, plant and equipment	650.6	605.9
Less: accumulated depreciation	(341.0)	(312.3)
Property, plant and equipment, net	$309.6	$293.6

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
The components of operating lease expense for the years ended December 31 were as follows ($ in millions):

	2023	2022
Fixed operating lease expense (a)	$34.2	$31.7
Variable operating lease expense	7.7	7.2
Total operating lease expense	$41.9	$38.9
______________
(a)    Includes short-term leases and sublease income, both of which were not significant.
The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31:

	2023	2022
Weighted average remaining lease term	7 years	8 years
Weighted average discount rate	4.1%	4.1%
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2023
($ in millions):

2024	$34.3
2025	29.3
2026	24.5
2027	19.8
2028	11.3
Thereafter	39.6
Total operating lease payments	158.8
Less: imputed interest	(18.6)
Total operating lease liabilities	$140.2
As of December 31, 2023, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performed its annual goodwill and indefinite-lived intangible impairment test on the first day of the fourth quarter of 2023.

As to goodwill, the Company used a combination of techniques, including an income approach and a market-based approach in performing its annual impairment test in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. The Company estimates the fair values of its reporting units by using various valuation methods including an income-based or a market-based approach. When using an income approach, a discounted cash flow model with inputs developed using both internal and market-based data is utilized. The Company's significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit which include, but are not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and operating margin percentages. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, impact of competition, new product development and future economic conditions. In evaluating the estimates derived by the market-based approach, the Company makes judgments about the relevance and reliability of the multiples by considering factors unique to the Company’s reporting units, including operating results, business plans, economic projections, anticipated future cash flows, business trends and the Company’s market capitalization. As a result of the Company’s annual goodwill impairment test during 2023, the Company recorded a pre-tax goodwill impairment charge related to its Specialty Products & Technologies segment of $134.5 million and $77.8 million related to its Equipment & Consumables segment. The reduction in value is primarily due to significant increases in discount rates utilized in valuing these reporting units, adverse macroeconomic factors such as higher cost of borrowing and inflationary pressures, geopolitical factors, and lower forecast of operating results which contributed to reduced expectation of future cash flows.

The Company uses the relief from royalty method to estimate the fair value of its indefinite-lived intangible assets. The Company's significant assumptions vary amongst, and are specific to, each underlying indefinite-lived intangible asset which includes, but are not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and royalty rates. As a result of the Company’s annual indefinite-lived intangible impairment test during 2023, the Company recorded an impairment charge of $46.0 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment. The reduction in value is primarily due to higher discount rates and reduction in projected cash flows as discussed above.

These impairment charges described above are recorded in the Goodwill and intangible asset impairment line within the Consolidated Statements of Operations.

There were no goodwill impairment charges recorded for the years ended December 31, 2022 and 2021. Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions used in the annual tests, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets, among other factors, could have a material adverse effect to the fair value of either the reporting units or indefinite-lived intangible assets and could result in future impairment charges. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies	Equipment & Consumables	Total
Balance, December 31, 2022	$2,047.8	$1,448.8	$3,496.6
Impairment charges	(134.5)	(77.8)	(212.3)
Reclassification	(44.0)	44.0	—
Foreign currency translation	3.2	4.7	7.9
Balance, December 31, 2023	$1,872.5	$1,419.7	$3,292.2

Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful life. The following summarizes the gross carrying value, accumulated amortization and accumulated impairment losses, for each major category of intangible asset as of December 31 ($ in millions):

	2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$439.5	$(269.1)	$—	$170.4
Customer relationships and other intangibles	928.1	(706.9)	—	221.2
Trademarks and trade names	225.5	(115.8)	—	109.7
Total finite-lived intangibles	1,593.1	(1,091.8)	—	501.3
Indefinite-lived intangibles:
Trademarks and trade names	498.7	—	(46.0)	452.7
Total intangibles	$2,091.8	$(1,091.8)	$(46.0)	$954.0

	2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$432.2	$(236.4)	$195.8
Customer relationships and other intangibles	924.1	(648.7)	275.4
Trademarks and trade names	224.8	(100.2)	124.6
Total finite-lived intangibles	1,581.1	(985.3)	595.8
Indefinite-lived intangibles:
Trademarks and trade names	490.9	—	490.9
Total intangibles	$2,072.0	$(985.3)	$1,086.7
Total intangible amortization expense in 2023, 2022 and 2021 was $99.6 million, $106.0 million and $81.5 million, respectively. Based on the intangible assets recorded as of December 31, 2023, amortization expense is estimated as follows for the next five years and thereafter ($ in millions):

Years Ending December 31,
2024	$87.5
2025	87.0
2026	78.6
2027	74.8
2028	72.0
Thereafter	101.4
$501.3

NOTE 10. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2023		2022
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$120.0	$23.1	$148.0	$17.5
Sales and product allowances	72.0	1.7	85.1	1.3
Contract liabilities	106.4	8.4	78.9	8.6
Taxes, income and other	39.9	44.3	42.1	68.6
Restructuring-related employee severance, benefits and other	16.0	—	18.9	—
Pension benefits	5.8	30.1	5.6	17.5
Loss contingencies	11.0	27.0	8.1	27.6
Other	84.6	7.8	84.7	10.2
Total	$455.7	$142.4	$471.4	$151.3

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

Refer to Note 16 for further discussion of the Company’s debt and credit facilities.
The change in the fair value of the cross-currency swap instrument and the foreign currency translation of the senior euro term loan facilities are recorded in accumulated other comprehensive loss in equity in the accompanying Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 18.

The Company has also used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior term and senior euro term loan facilities. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments were recorded in accumulated other comprehensive loss in equity (see Note 18). The interest income or expense from the cross-currency and interest rate swaps was recorded in interest expense, net in the Company’s Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. The Company did not have any outstanding interest rate swap contracts as of December 31, 2023.
The following table summarizes the notional values as of December 31, 2023 and 2022 and pretax impact of changes in the fair values of instruments designated as net investment and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the years ended December 31, 2023 and 2022 ($ in millions):

	Notional Amount	Loss Recognized in OCI
Year Ended December 31, 2023
Foreign currency denominated debt	$386.4	$(8.9)
Foreign currency contracts	150.0	(3.3)
Total	$536.4	$(12.2)

Year Ended December 31, 2022	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$222.7	$13.8
Foreign currency contracts	—	68.5
Interest rate contracts	—	2.2
Total	$222.7	$84.5

The Company did not reclassify any deferred gains or losses related to net investment and cash flow hedges from accumulated other comprehensive loss to income during the years ended December 31, 2023 and 2022. In addition, the Company did not have any ineffectiveness related to net investment and cash flow hedges and therefore did not reclassify any portion of the above net investment and cash flow hedges from accumulated other comprehensive loss into income during the years ended December 31, 2023 and 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in investing activities in the accompanying Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its non-derivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31, 2023 and 2022, in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2023	2022
Derivative liabilities:
Other long-term liabilities	$3.3	$—

Nonderivative hedging instruments:
Long-term debt	$386.4	$222.7
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023:
Liabilities:
Cross-currency swap derivative contracts	$—	$3.3	$—	$3.3
Deferred compensation plans	$—	$21.4	$—	$21.4
Contingent consideration	$—	$—	$3.8	$3.8

December 31, 2022:
Liabilities:
Deferred compensation plans	$—	$15.8	$—	$15.8
Contingent consideration	$—	$—	$6.0	$6.0

Derivative Instruments
The cross-currency swap derivative contract was classified as Level 2 in the fair value hierarchy as it is measured using the income approach with the relevant foreign currency current exchange rates and forward curves as inputs. Refer to Note 11 for additional information.

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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Contingent consideration	$3.8	$3.8	$6.0	$6.0
Cross-currency swap derivative contracts	$3.3	$3.3	$—	$—
Convertible senior notes due 2028	$486.9	$455.7	$—	$—
Convertible senior notes due 2025	$115.3	$145.1	$510.0	$873.0
Other debt	$911.2	$911.2	$870.7	$870.7

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on December 31, 2023 and 2022. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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
The following sets forth the funded status of the Company’s plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	Pension Benefits
	2023	2022
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(97.5)	$(129.1)
Service cost	(4.5)	(5.5)
Interest cost	(3.8)	(1.8)
Employee contributions	(2.4)	(2.5)
Benefits and other expenses paid	2.4	3.0
Actuarial (loss) gain	(8.6)	27.3
Amendments, settlements and curtailments	10.6	7.7
Foreign exchange rate impact	(7.6)	3.4
Benefit obligation at end of year	(111.4)	(97.5)
Change in plan assets:
Fair value of plan assets at beginning of year	74.4	80.6
Actual return on plan assets	2.7	(1.7)
Employer contributions	5.2	5.5
Employee contributions	2.4	2.5
Amendments and settlements	(11.6)	(6.6)
Benefits and other expenses paid	(2.5)	(3.1)
Foreign exchange rate impact	4.9	(2.8)
Fair value of plan assets at end of year	75.5	74.4
Funded status	$(35.9)	$(23.1)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	December 31,
	2023	2022
Discount rate	3.2%	3.9%
Rate of compensation increase	2.2%	2.8%

Components of net periodic pension cost:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Service cost	$(4.5)	$(5.5)	$(7.3)
Interest cost	(3.8)	(1.8)	(1.2)
Expected return on plan assets	3.0	2.6	3.3
Amortization of prior service credit and initial net obligation	0.4	0.3	0.4
Amortization of actuarial gain (loss)	1.4	0.1	(0.7)
Net settlement and curtailment gain	1.5	1.9	0.8
Net periodic pension cost	$(2.0)	$(2.4)	$(4.7)

The following table represents the service cost and other net periodic benefit costs of the defined benefit pension plans incurred during the years ended December 31, 2023, 2022 and 2021 ($ in millions):

	2023	2022	2021
Service cost:
Cost of goods sold	$(1.5)	$(0.8)	$(0.8)
Selling, general and administrative	(3.0)	(4.7)	(6.5)
Other net periodic pension costs:
Other income	2.5	3.1	2.6
Total	$(2.0)	$(2.4)	$(4.7)
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	Year Ended December 31,
	2023	2022
Discount rate	5.5%	2.4%
Expected long-term return on plan assets	3.9%	3.3%
Rate of compensation increase	2.8%	2.2%

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

Included in accumulated other comprehensive loss as of December 31, 2023 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2.2 million ($1.6 million, net of tax) and unrecognized actuarial gain of $6.7 million ($4.9 million, net of tax). The unrecognized actuarial gain and prior service credits, net, are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2023. The amounts included in accumulated comprehensive loss expected to be recognized in net periodic pension costs during the year ending December 31, 2024 is a prior service credit of $0.4 million ($0.3 million, net of tax) and an actuarial gain of $0.4 million ($0.3 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2024.

Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans and is based primarily on contractual earnings rates included in existing insurance contracts as well as on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 3.5% to 4.1% in 2023 and 2.3% to 5.3% in 2022, with a weighted average rate of return assumption of 3.9% and 3.3% in 2023 and 2022, respectively.
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
The fair values of the Company’s pension plan assets as of December 31, 2023, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$8.5	$—	$—	$8.5
Insurance contracts	—	—	50.2	50.2
Total	$8.5	$—	$50.2	$58.7
Investments measured at NAV (a):
Mutual funds				16.8
Total assets at fair value				$75.5
______________
(a)The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2023 ($ in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases / (Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$49.7	$6.0	$(5.5)	$—	$50.2

The fair values of the Company’s pension plan assets as of December 31, 2022, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$8.4	$—	$—	$8.4
Insurance contracts	—	—	49.7	49.7
Total	$8.4	$—	$49.7	$58.1
Investments measured at NAV (a):
Mutual funds				16.3
Total assets at fair value				$74.4
______________
(a)The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2022 (in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases / (Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$50.1	$(0.1)	$(0.3)	$—	$49.7
Insurance contracts are valued at carrying value, which approximates fair value, and are calculated using the prior-year balance plus or minus investment returns and changes in cash flows. Mutual funds are valued using the NAV based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment.

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
Expected Contributions
During 2023, the Company contributed $5.2 million to its defined benefit pension plans. During 2024, the Company’s cash contribution requirements for its defined benefit pension plans are expected to be approximately $5.9 million.
The following sets forth benefit payments, which reflect expected future service, as appropriate, at December 31, 2023, are expected to be paid by the plans in the periods indicated ($ in millions):

2024	$5.8
2025	$6.3
2026	$5.8
2027	$6.1
2028	$6.4
2029 - 2033	$33.2
Other Matters
U.S. employees not covered by defined benefit plans are generally covered by defined contribution plans, which provide for Company funding based on a percentage of compensation. The Company provides eligible employees the opportunity to participate in defined contribution savings plans (commonly known as 401(k) plans). Employees may contribute to various investment alternatives. In most of these plans, the Company matches a portion of the employees’ contributions. The Company’s contributions to these plans amounted to $12.1 million, $19.1 million and $18.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
The Company’s (income) expense for multiemployer pension plans totaled $(0.3) million, $1.6 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance at December 31, 2022	$9.2
Accruals for warranties issued during the year	12.9
Settlements made	(13.2)
Effect of foreign currency translation	0.1
Balance at December 31, 2023	$9.0

NOTE 15. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible, it is disclosed if deemed material and if such loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for certain incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $38.0 million and $35.7 million as of December 31, 2023 and 2022, respectively, which are included in accrued liabilities in the Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

As of December 31, 2023, the Company had $12.8 million of guarantees consisting primarily of outstanding standby letters of credit and bank guarantees. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.

NOTE 16. DEBT AND CREDIT FACILITIES
The components of the Company’s debt as of December 31, were as follows, net of debt discount and debt issuance costs ($ in millions):

	2023	2022
Senior term loan facility due 2028 (the “2028 Term Loan”)	$525.8	$—
Senior term loan facility due 2024 (the “2024 Term Loan”)	—	648.3
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	385.4	—
Senior euro term loan facility due 2024 (the “2024 Euro Term Loan”)	—	222.4
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	486.9	—
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	115.3	510.0
Total debt	1,513.4	1,380.7
Less: current portion	(115.3)	(510.0)
Long-term debt	$1,398.1	$870.7

The Company’s contractual minimum principal payments are as follows ($ in millions):

2025	$116.3
2026	—
2027	—
2028	1,416.6
Total	$1,532.9

Credit Facilities
On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. The amended and restated credit agreement dated June 15, 2021, consisted of the $650.0 million 2024 Term Loan and the €208.0 million 2024 Euro Term Loan. Additionally, the amended and restated credit agreement dated June 15, 2021 included a revolving credit facility with an aggregate available borrowing capacity of $750.0 million and a $20.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2022 there were no borrowings outstanding under this revolving credit facility.

Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively the “2028 Term Loans”). The Second Amended Credit Agreement also includes a revolving credit facility (together with the 2028 Term Loans, the “New Senior Credit Facilities”) with an aggregate available borrowing capacity of $750.0 million and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the revolving credit facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of December 31, 2023 there were no borrowings outstanding under this revolving credit facility. The New Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

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

The interest rates for borrowings under the 2028 Term Loan and 2028 Euro Term Loan were 6.70% and 5.00% as of December 31, 2023, respectively. Interest is payable monthly for the 2028 Term Loans. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of December 31, 2023.

The interest rates for borrowings as of December 31, 2022, for the 2024 Term Loan and the 2024 Euro Term Loan were 5.98% and 3.28%, respectively.

2028 Convertible Notes
On August 10, 2023, the Company issued the 2028 Convertible Notes due on August 15, 2028, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $65.2 million principal amount, was $500.2 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $485.9 million. The Company used a portion of the net proceeds to pay the cash portion of the consideration in the exchange transaction described below under “Convertible Debt Exchanges.”

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of December 31, 2023, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

The 2028 Convertible Notes are accounted for in accordance with ASC 470 “Debt” and ASC 815 “Derivatives and Hedging.” The Company has evaluated all the embedded conversion options contained in the 2028 Convertible Notes to determine if there are embedded features that require bifurcation as a derivative as required by U.S. GAAP. Based on the Company’s analysis, it accounts for the 2028 Convertible Notes as single units of accounting, a liability, because the Company concluded that the conversion features do not require bifurcation as a derivative.

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

Holders may convert at any time on or after December 2, 2024, until the close of business on the second scheduled trading day preceding the maturity date. Holders will also have the right to convert prior to December 2, 2024, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2025 Convertible Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As Holders may convert at any time after December 2, 2024, the 2025 Convertible Notes are classified as short-term debt as of December 31, 2023. The stock price exceeded 130% of the conversion price of $21.01 in 20 days of the final 30 trading days ended December 31, 2022. This satisfied one of the conditions permitting early conversion by holders of the 2025 Convertible Notes, therefore, the 2025 Convertible Notes are classified as short-term debt as of December 31, 2022.

The 2025 Convertible Notes are redeemable, in whole or in part, at the Company’s option at any time, on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amounts to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130.0% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any 2025 Convertible Note for redemption will constitute a “Make-Whole Fundamental Change”, as defined in the 2025 Convertible Note Indenture, in which case the conversion rate applicable to the conversion will be increased in certain circumstances if it is converted after it is called for redemption. On August 10, 2023, the Company settled $401.2 million of principal amount of 2025 Convertible Notes in the exchange transaction described below.

Convertible Debt Exchanges
On August 10, 2023, the Company entered into exchange agreements with a limited number of holders of the 2025 Convertible Notes to exchange $401.2 million principal amount of the 2025 Convertible Notes for aggregate consideration which consisted of approximately $403.0 million in cash, which included accrued interest, and approximately 8.4 million shares of the Company’s common stock (the “Notes Exchanges”). The Company recognized a non-cash inducement charge of $28.5 million in connection with the Notes Exchanges which was recorded within Other (expense) income in the Consolidated Statements of Operations, a reduction of $4.4 million of unamortized debt issuance costs, and an increase in additional paid-in capital of $24.1 million.

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Year Ended December 31,
	2023	2022
Contractual interest expense:
2028 Convertible Notes	$3.4	$—
2025 Convertible Notes	9.1	12.3
Amortization of debt issuance costs:
2028 Convertible Notes	1.0	—
2025 Convertible Notes	2.0	2.9
Total interest expense	$15.5	$15.2

For the years ended December 31, 2023 and 2022, the debt issuance costs were amortized using an annual effective interest rate of 2.4% and 3.0% for the 2028 Convertible Notes and the 2025 Convertible Notes, respectively.

As of December 31, 2023 and 2022, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $16.9 million and $311.7 million, respectively.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	Year Ended December 31,
	2023	2022
2028 Convertible Notes	$13.3	$—
2025 Convertible Notes	1.0	7.5
Term Loans	4.2	1.7
Euro Term Loans	1.0	0.3
	$19.5	$9.5

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

NOTE 17. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Capital Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.01 per share and 15.0 million shares of preferred stock with a par value of $0.01 per share. No preferred shares were issued or outstanding as of December 31, 2023 and 2022.
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
The following table summarizes the Company’s stock activity (shares in millions):

	Year Ended December 31,
	2023	2022	2021
Common stock - shares issued:
Balance, beginning of period	163.7	162.0	160.2
Issuance of common stock	9.6	1.7	1.8
Balance, end of period	173.3	163.7	162.0

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
On December 23, 2021 and January 21, 2022, the Company entered into and finalized, respectively, an RSU agreement with Pacific Dental Services (“PDS”) which awarded PDS RSUs with a fair value of $12.5 million, or 273,522 RSUs, based on the Company’s stock price on December 23, 2021. The RSUs vest over approximately four years and contain performance milestones. All of the 273,522 RSUs remained unvested as of December 31, 2023.
The following summarizes the assumptions used in the Black-Scholes model to value Options granted during the years ended December 31:

	2023	2022	2021
Risk-free interest rate	3.9 – 4.4%	1.9 – 3.1%	1.0 – 1.3%
Weighted average volatility	35.2%	33.6%	25.3%
Dividend yield	—%	—%	—%
Expected years until exercise	6.0	6.0	6.0
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
The amount of stock-based compensation expense recognized during a period is also based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated an annual forfeiture rate of 12.0% for the year ended December 31, 2023 and 6.0% for the years ended December 31, 2022 and 2021.
The following summarizes the components of the Company’s stock-based compensation expense for the years ended December 31 ($ in millions):

	2023	2022	2021

RSUs / PSUs	$20.3	$19.3	$15.5
Options	10.4	11.2	12.2
Total stock-based compensation expense	$30.7	$30.5	$27.7

The Company’s stock-based compensation is primarily recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2023, $27.5 million of total unrecognized compensation cost related to Options and RSUs/PSUs is expected to be recognized over a weighted average period of approximately one year.

The following summarizes the Company’s Option activity (in millions; except price per share and numbers of years):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	8.1	$20.08
Granted	1.7	$38.15
Exercised	(1.3)	$15.74
Cancelled/forfeited	(0.6)	$26.74
Outstanding as of December 31, 2021	7.9	$24.16
Granted	0.5	$48.23
Exercised	(1.2)	$18.61
Cancelled/forfeited	(0.7)	$30.29
Outstanding as of December 31, 2022	6.5	$26.24
Granted	0.4	$38.03
Exercised	(0.6)	$18.87
Cancelled/forfeited	(0.7)	$35.19
Outstanding as of December 31, 2023	5.6	$26.90	5.4	$13.7
Vested and expected to vest as of December 31, 2023	5.5	$26.76	5.4	$13.6
Vested as of December 31, 2023	3.9	$24.26	4.8	$12.8

Options outstanding as of December 31, 2023 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Number of Stock Options	Average Exercise Price	Average Remaining Life (in years)	Number of Stock Options	Average Exercise Price
$11.35 to $12.81	0.3	$12.55	1.5	0.3	$12.55
$12.82 to $19.49	1.3	$18.45	3.9	1.3	$18.44
$19.50 to $26.50	2.2	$24.19	5.4	1.4	$24.03
$26.51 to $38.25	1.4	$36.85	7.2	0.7	$36.16
$38.26 to $48.52	0.4	$47.91	7.5	0.2	$47.48
The intrinsic value of Options is calculated as the amount by which the market price of the Company’s stock exceeds the exercise price of the Option. The aggregate intrinsic value of Options exercised during the years ended December 31, 2023, 2022 and 2021 was $9.0 million, $31.0 million and $33.0 million, respectively.

The following summarizes information on unvested RSU and PSU activity related to the Company’s employees and non-employee directors (in millions; except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	1.9	$22.01
Granted	0.5	$38.76
Vested	(0.5)	$20.34
Forfeited	(0.2)	$26.54
Unvested at December 31, 2021	1.7	$26.82
Granted	0.6	$47.80
Vested	(0.5)	$24.85
Forfeited	(0.3)	$33.62
Unvested at December 31, 2022	1.5	$34.85
Granted	1.0	$39.93
Vested	(0.6)	$30.93
Forfeited	(0.2)	$39.44
Unvested at December 31, 2023	1.7	$38.56

The Company recognizes tax benefits for stock compensation in certain jurisdictions, primarily the United States, where tax deductions are based on market value at exercise or release and may exceed the grant-date value. The Company realized such tax benefits of $1.0 million, $4.0 million and $4.0 million in 2023, 2022 and 2021, respectively, related to the exercise of Options and $1.0 million in each of the years ended December 31, 2023, 2022 and 2021, related to the vesting and release of RSUs and PSUs. For all periods presented, the tax benefits were included as a component of income tax expense and as an operating cash inflow in the accompanying Consolidated Financial Statements.

In connection with the exercise of certain Options and the vesting of RSUs and PSUs, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holders (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2023, 214.8 thousand shares with an aggregate value of $8 million were withheld to satisfy the requirement. During the year ended December 31, 2022, 192.4 thousand shares with an aggregate value of $9 million were withheld to satisfy the requirement.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(62.5)	$(6.3)	$(23.0)	$(91.8)
Other comprehensive loss before reclassifications:
(Decrease) increase	(72.7)	6.1	21.9	(44.7)
Income tax impact	(17.0)	(1.5)	(4.7)	(23.2)
Other comprehensive (loss) income before reclassifications, net of income taxes	(89.7)	4.6	17.2	(67.9)
Amounts reclassified from accumulated other comprehensive loss income:
Increase	15.9	—	5.0	20.9
Income tax impact	(3.3)	—	(1.4)	(4.7)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	12.6	—	3.6	16.2
Net current period other comprehensive (loss) income, net of income taxes	(77.1)	4.6	20.8	(51.7)
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)
Other comprehensive loss before reclassifications:
(Decrease) increase	(80.5)	2.2	24.6	(53.7)
Income tax impact	(20.4)	(0.5)	(5.2)	(26.1)
Other comprehensive (loss) income before reclassifications, net of income taxes	(100.9)	1.7	19.4	(79.8)
Amounts reclassified from accumulated other comprehensive loss income:
Decrease	—	—	(2.3)	(2.3)
Income tax impact	—	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(1.8)	(1.8)
Net current period other comprehensive (loss) income, net of income taxes	(100.9)	1.7	17.6	(81.6)
Balance, December 31, 2022	$(240.5)	$—	$15.4	$(225.1)
Other comprehensive loss before reclassifications:
Increase (decrease)	13.8	—	(7.7)	6.1
Income tax impact	3.0	—	1.5	4.5
Other comprehensive income (loss) before reclassifications, net of income taxes	16.8	—	(6.2)	10.6
Amounts reclassified from accumulated other comprehensive loss income:
Decrease	—	—	(3.3)	(3.3)
Income tax impact	—	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(2.7)	(2.7)
Net current period other comprehensive income (loss), net of income taxes	16.8	—	(8.9)	7.9
Balance, December 31, 2023	$(223.7)	$—	$6.5	$(217.2)

NOTE 19. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2023 and 2022 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Year Ended December 31, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$702.0	$610.5	$1,312.5
Western Europe	447.7	121.7	569.4
Other developed markets	90.4	36.9	127.3
Emerging markets	402.3	155.0	557.3
Total	$1,642.4	$924.1	$2,566.5

	Year Ended December 31, 2022
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$711.1	$655.3	$1,366.4
Western Europe	388.9	121.1	510.0
Other developed markets	91.0	38.6	129.6
Emerging markets	407.6	155.5	563.1
Total	$1,598.6	$970.5	$2,569.1

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

As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $80.0 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2023 and 2022, the contract liabilities were $114.8 million and $87.5 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the years ended December 31, 2023 and 2022, is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period that was included in the contract liability balance at December 31, 2022 and 2021, respectively.

Revenue recognized during the years ended December 31, 2023 and 2022 that was included in the contract liability balance at December 31, 2022 and December 31, 2021 was $74.6 million and $52.8 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 10%, 11% and 12% of sales for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Restructuring related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2023	2022	2021
Specialty Products & Technologies	$14.0	$14.7	$25.2
Equipment & Consumables	19.0	19.7	32.1
Other	2.1	3.2	6.3
Total	$35.1	$37.6	$63.6
The restructuring related charges incurred during the years ended December 31, are reflected in the following captions in the accompanying Consolidated Statements of Operations ($ in millions):

	2023	2022	2021
Cost of sales	$10.0	$13.6	$35.9
Selling, general and administrative expenses	25.1	24.0	27.7
Total	$35.1	$37.6	$63.6

At December 31, 2023 and 2022, the restructuring liability was $16.0 million and $18.9 million, respectively.

Restructuring Impairments
During the year ended December 31, 2022, the Company made the decision to consolidate certain facilities in an effort to improve its cost structure and recognized a non-cash loss of $11.1 million. A majority of this loss consisted of a $4.8 million impairment of certain fixed assets and leases, which are included in selling, general and administrative expense and cost of sales, and $4.7 million of inventory write-offs, which is included in cost of sales. Restructuring impairments for the year ended December 31, 2023 were not significant.

NOTE 21. INCOME TAXES
For the years ended December 31, (loss) income before income taxes were as follows ($ in millions):

	2023	2022	2021
United States	$(324.7)	$21.9	$35.0
International	269.8	262.0	219.5
Total	$(54.9)	$283.9	$254.5

The provision (benefit) for income taxes for the years ended December 31 were as follows ($ in millions):

	2023	2022	2021
Current:
Federal U.S.	$33.9	$42.5	$17.7
Non-U.S.	44.5	22.4	26.9
State and local	3.9	8.6	4.4
Deferred:
Federal U.S.	(27.3)	(31.3)	(2.2)
Non-U.S.	(3.4)	11.3	(57.5)
State and local	(6.3)	(7.6)	1.7
Income tax provision (benefit)	$45.3	$45.9	$(9.0)
Deferred tax assets and deferred tax liabilities are classified as long-term and are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Significant components of deferred tax assets and liabilities as of December 31 were as follows ($ in millions):

	2023	2022
Deferred tax assets:
Inventories	$14.8	$15.4
Pension benefits	10.3	6.2
Other accruals and prepayments	45.7	45.3
Lease liabilities	33.5	35.5
Stock-based compensation expense	8.6	7.5
Unrealized gains and losses	1.8	—
Interest expense	58.0	36.0
Capitalized research expenses	31.1	15.1
Tax credit and loss carryforwards	39.1	38.2
Valuation allowances	(57.2)	(38.7)
Total deferred tax asset	185.7	160.5
Deferred tax liabilities:
Property, plant and equipment	(6.7)	(5.7)
Unrealized gains and losses	—	(6.2)
Right-of-use assets	(29.8)	(31.5)
Goodwill and other intangible assets	(81.8)	(92.2)
Total deferred tax liability	(118.3)	(135.6)
Net deferred tax asset	$67.4	$24.9
Deferred taxes associated with U.S. entities consist of net deferred tax assets of $20.5 million as of December 31, 2023 and net deferred tax liabilities of $15.1 million as of December 31, 2022. Deferred taxes associated with non-U.S. entities consist of net deferred tax assets of $46.9 million and $40.0 million as of December 31, 2023 and 2022, respectively. During 2023, the Company’s valuation allowance increased by $18.5 million primarily due to establishing a valuation allowance against a portion of the Company’s U.S. interest carryforwards.

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

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Income
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	21.2	0.3	1.2
Impact of foreign operations	43.9	(5.0)	(6.4)
Foreign-Derived Intangible Income (“FDII”)	—	(0.7)	—
Subpart F and GILTI, net of foreign tax credits	(51.1)	6.7	6.4
Change in uncertain tax positions	1.5	(0.5)	—
Research and experimentation credits and other	10.5	(1.6)	(1.6)
Nondeductible convertible debt instrument	(12.6)	—	—
Nondeductible goodwill impairment	(96.7)	—	—
Permanent differences and other	2.0	(0.9)	2.7
Excess tax benefit from stock-based compensation	2.8	(1.6)	(1.9)
Impact of step-up of Swiss assets	9.5	(1.5)	(16.8)
Valuation allowance on nondeductible interest carryforwards	(34.5)	—	—
Valuation allowance release on certain Swiss NOLs	—	—	(8.1)
Effective income tax rate	(82.5)%	16.2%	(3.5)%
The Company realized tax benefits of $3.6 million, $7.2 million, and $6.7 million in 2023, 2022 and 2021, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $1.5 million, $4.6 million and $4.8 million in 2023, 2022 and 2021, respectively. As required by ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), the excess tax benefits for the years ended December 31, 2023, 2022 and 2021 have been included in the provision for income taxes.
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Included in deferred income taxes as of December 31, 2023 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $34.8 million ($29.2 million of which the Company does not expect to realize and has corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2024 through 2043.
As of December 31, 2023, gross unrecognized tax benefits totaled $5.1 million ($7.3 million, including $2.2 million associated with potential interest and penalties). As of December 31, 2022, gross unrecognized tax benefits totaled $6.6 million ($9.2 million, including $2.6 million associated with potential interest and penalties). The Company recognized $(0.4) million, $0.6 million and $(0.1) million in potential interest and penalties associated with uncertain tax positions during 2023, 2022 and 2021, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, the tax expense in future periods would be reduced by $7.3 million based upon the tax positions as of December 31, 2023. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Operations. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 10.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2023	2022	2021
Unrecognized tax benefits, beginning of year	$6.6	$5.7	$7.1
Additions based on tax positions related to the current year	0.3	0.3	0.3
Additions for tax positions of prior years	0.3	4.2	—
Reductions for tax positions of prior years	(0.2)	—	(0.3)
Lapse of statute of limitations	(1.3)	(2.3)	(1.0)
Settlements	(0.4)	(1.1)	(0.4)
Effect of foreign currency translation	(0.2)	(0.2)	—
Unrecognized tax benefits, end of year	$5.1	$6.6	$5.7
The Company is routinely examined by various domestic and international taxing authorities and operations in certain U.S. states and foreign jurisdictions remain subject to routine examination for tax years beginning with 2009.
The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $1.4 million within twelve months through resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations.
The Company operates in various non-U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specific period. These tax benefits are not material to the Company’s financial statements.

NOTE 22.  (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is calculated by dividing the applicable (loss) income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes and 2025 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the years ended December 31, 2023, 2022 and 2021.

In connection with the offering of the 2025 Convertible Notes, the Company entered into Capped Calls, which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The Company completed a partial unwind of the Capped Calls in connection with the Notes Exchanges. Refer to Note 16 for further discussion of the Capped Calls.

The impact of the remaining Capped Calls is not included when calculating potentially dilutive shares since their effect is anti-dilutive. The Capped Calls will mitigate dilution for the conversion of the remaining 2025 Convertible Notes up to the Company’s common stock price of $23.79. If the remaining 2025 Convertible Notes are converted at a price higher than $23.79 per share, the Capped Calls will no longer mitigate dilution from the conversion of the remaining 2025 Convertible Notes.

The table below presents the computation of basic and diluted (loss) earnings per share ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
(Loss) income from continuing operations, net of tax	$(100.2)	$238.0	$263.5
Income from discontinued operations, net of tax	—	5.1	77.0
Net (loss) income	$(100.2)	$243.1	$340.5

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	166.9	162.9	161.2
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units and performance stock units	—	3.2	4.4
Assumed conversion of 2025 Convertible Notes	—	11.5	12.0
Weighted average common shares outstanding used in diluted earnings per share	166.9	177.6	177.6

(Loss) earnings per share:
(Loss) earnings from continuing operations - basic	$(0.60)	$1.46	$1.63
(Loss) earnings from continuing operations - diluted	$(0.60)	$1.34	$1.48

Earnings from discontinued operations - basic	$—	$0.03	$0.48
Earnings from discontinued operations - diluted	$—	$0.03	$0.43

(Loss) earnings - basic	$(0.60)	$1.49	$2.11
(Loss) earnings - diluted	$(0.60)	$1.37	$1.92	*
* Earnings per share is computed independently for earnings per share from continuing operations and earnings per share from discontinued operations. The sum of earnings per share from continuing operations and earnings per share from discontinued operations does not equal earnings per share due to rounding.

For the years ended December 31, 2023, 2022 and 2021, the following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Year Ended December 31,
	2023	2022	2021
Stock-based awards	4.4	1.5	1.2
2025 Convertible Notes	6.6	—	—
2028 Convertible Notes	3.7	—	—
Total	14.7	1.5	1.2

For the year ended December 31, 2023, the Company did not include 2.2 million shares of outstanding securities nor 6.6 million shares for the potential conversion of senior convertible notes in the computation of diluted earnings per share because the Company incurred a net loss from operations.

For the years ended December 31, 2023, 2022 and 2021, 5.9 million, 1.5 million and 1.2 million of shares, respectively, were not considered in the computation of diluted earnings per share because the securities exercise price, the securities total expected proceeds under the treasury stock method, or the convertible senior notes conversion price were greater than the average market price of common shares during the applicable year.

NOTE 23. SEGMENT INFORMATION
The Company operates and reports its results in two separate business segments, the Specialty Products & Technologies and Equipment & Consumables segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income (expense), interest expense and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs, including goodwill and intangible impairment charges, which are not considered in management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at combined totals.

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

On December 31, 2021, the Company completed the sale of its KaVo Treatment Unit and Instrument Business, which is part of the Company’s Equipment & Consumables segment. The previously reported amounts for the KaVo Treatment Unit and Instrument Business have been reclassified to discontinued operations for the years ended December 31, 2022 and 2021. There are no discontinued operations reported for the year ended December 31, 2023. All segment information and descriptions exclude the KaVo Treatment Unit and Instrument Business. Refer to Note 4 for more information on the Company’s discontinued operations.

Detailed segment data as of and for the years ended December 31 is as follows ($ in millions):

	2023	2022	2021
Sales:
Specialty Products & Technologies	$1,642.4	$1,598.6	$1,507.8
Equipment & Consumables	924.1	970.5	1,001.1
Total	$2,566.5	$2,569.1	$2,508.9

Operating profit and reconciliation to (loss) income before taxes:
Specialty Products & Technologies	$232.1	$268.6	$272.3
Equipment & Consumables	156.3	172.4	153.8
Other	(356.9)	(121.8)	(119.9)
Operating profit	31.5	319.2	306.2
Nonoperating income (expense):
Other (expense) income	(23.0)	3.1	2.4
Interest expense, net	(63.4)	(38.4)	(54.1)
(Loss) income before taxes	$(54.9)	$283.9	$254.5

Depreciation and amortization:
Specialty Products & Technologies	$86.1	$80.7	$84.0
Equipment & Consumables	47.2	54.6	31.4
Other	2.3	2.5	2.4
Total	$135.6	$137.8	$117.8

Capital expenditures, gross:
Specialty Products & Technologies	$39.0	$48.8	$37.2
Equipment & Consumables	12.3	20.6	10.6
Other	1.9	2.7	1.3
Total	$53.2	$72.1	$49.1

Identifiable assets:	December 31, 2023	December 31, 2022
Specialty Products & Technologies	$3,277.7	$3,475.7
Equipment & Consumables	2,338.6	2,455.3
Other	988.8	656.0
Total	$6,605.1	$6,587.0

Operations in Geographical Areas:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Sales:
United States	$1,209.4	$1,261.9	$1,223.4
China	205.7	222.2	236.7
All other (each country individually less than 5% of total sales)	1,151.4	1,085.0	1,048.8
Total	$2,566.5	$2,569.1	$2,508.9

Property, plant and equipment, net:	December 31, 2023	December 31, 2022
United States	$171.8	$183.4
Sweden	39.6	41.4
Czech Republic	24.3	9.2
China	22.1	13.3
Mexico	17.5	15.2
All other (each country individually less than 5% of total long-lived assets)	34.3	31.1
Total	$309.6	$293.6

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2023 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Envista Holdings Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(c)    Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended December 31, 2023, the following officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

On November 3, 2023, our President and Chief Executive Officer, Amir Aghdaei, terminated his 10b5-1 trading plan that had been adopted on February 15, 2023 and was set to expire on February 9, 2024. The adoption of such 10b5-1 trading plan, and its subsequent termination, each occurred during an open insider trading window and complied with the Company’s policies on insider trading.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

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

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	121

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
4.5
Indenture, dated as of August 10, 2023, between Envista Holdings Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2023)

4.6
Form of certificate representing the 1.75% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2023)

10.1
The Second Amended Credit Agreement, dated August 31, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023, Commission File No. 001-39054)

10.2*
Envista Holdings Corporation Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 5, 2020, Commission File No. 001-39054)

10.3*
Envista Holdings Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.4*
Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-233810) filed on September 17, 2019)

10.5*
Form of Envista Holdings Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.6*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, Commission File No. 001-39054)

10.7*
Form of Envista Holdings Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(a)

10.8*
Form of Envista Holdings Corporation Agreement Regarding Solicitation and Protection of Proprietary Interests (California) (incorporated by reference to Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(b)

10.9*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.10*
Form of Envista Holdings Corporation Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, Commission File No. 001-39054)

10.11*
Amendment No. 1 to Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.12*
Amendment No. 2 to Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023, Commission File No. 001-39054)

10.13*	Amendment No. 3 to Envista Holdings Corporation 2019 Omnibus Incentive Plan
10.14*
Form of Envista Holdings Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.15*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Amir Aghdaei (incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.16*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Patrik Eriksson (incorporated by reference to Exhibit 10.24 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.17*
Offer Letter Agreement, dated January 1, 2022, between DH Dental Employment Services LLC and Jean-Claude Kyrillos (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.18*
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

10.21*
Form of Envista Holdings Corporation Executive Deferred Incentive Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.22*
Form of Envista Holdings Corporation Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.23	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2020, Commission File No. 001-39054)
10.24*
Composite copy of Envista Holdings Corporation Savings Plan, as amended and restated effective as of February 23, 2021 (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.25*
Separation Agreement and General Release between DH Dental Employment Services LLC and Jean-Claude Kyrillos, dated July 5, 2023 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.26*	Separation Agreement and General Release between DH Dental Employment Services LLC and Patrik Eriksson, dated January 4, 2024.
10.27*	Tax Equalization Letter Agreement, dated December 5, 2023, between Amir Aghdaei and the Registrant
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Envista Holdings Corporation Recoupment Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (c)
101.SCH	XBRL Taxonomy Extension Schema Document (c)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (c)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (c)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (c)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (c)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
(a)    Applies to Messrs. Aghdaei and Nance.
(b)    Applies to Messrs. Eriksson, Kyrillos and Yu.
(c)    Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2024	ENVISTA HOLDINGS CORPORATION
	By:	/s/ Amir Aghdaei
Amir Aghdaei
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amir Aghdaei, Stephen Keller, and Faez Kaabi, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir Aghdaei	President, Chief Executive Officer (Principal Executive Officer) and Director	February 15, 2024
Amir Aghdaei

/s/ Stephen Keller	Principal Financial Officer (Principal Financial Officer)	February 15, 2024
Stephen Keller

/s/ Faez Kaabi	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2024
Faez Kaabi

/s/ Scott Huennekens	Chairman of the Board	February 15, 2024
Scott Huennekens

/s/ Wendy Carruthers	Director	February 15, 2024
Wendy Carruthers

/s/ Kieran T. Gallahue	Director	February 15, 2024
Kieran T. Gallahue

/s/ Barbara Hulit	Director	February 15, 2024
Barbara Hulit

/s/ Vivek Jain	Director	February 15, 2024
Vivek Jain

/s/ Daniel A. Raskas	Director	February 15, 2024
Daniel A. Raskas

/s/ Christine Tsingos	Director	February 15, 2024
Christine Tsingos

ENVISTA HOLDINGS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write Offs, Write Downs & Deductions	Recoveries	Balance at End of Period (a)
Year ended December 31, 2023:
Allowances deducted from asset account
Allowance for credit losses	$16.2	$7.1	$—	$(4.7)	$(1.3)	$17.3
Year ended December 31, 2022:
Allowances deducted from asset account
Allowance for credit losses	$20.7	$4.8	$(0.8)	$(4.1)	$(4.4)	$16.2
Year ended December 31, 2021:
Allowances deducted from asset account
Allowance for credit losses	$30.5	$4.7	$(1.5)	$(7.3)	$(5.7)	$20.7
______________
(a)Amounts include allowance for credit losses classified as current.