Form 10-Q
period 2024-03-29
Envista Holdings Corp
filed 2024-05-01
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of April 26, 2024, was 171,858,245.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	March 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$948.5	$940.0
Trade accounts receivable, less allowance for credit losses of $19.8 and $17.3, respectively	413.0	407.5
Inventories, net	267.4	258.8
Prepaid expenses and other current assets	143.0	137.4
Total current assets	1,771.9	1,743.7
Property, plant and equipment, net	306.2	309.6
Operating lease right-of-use assets	125.3	125.1
Other long-term assets	174.4	180.5
Goodwill, net	3,259.8	3,292.2
Other intangible assets, net	918.7	954.0
Total assets	$6,556.3	$6,605.1
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$115.5	$115.3
Trade accounts payable	174.7	179.5
Accrued expenses and other liabilities	458.6	455.7
Operating lease liabilities	32.5	30.3
Total current liabilities	781.3	780.8
Operating lease liabilities	107.5	109.9
Other long-term liabilities	136.7	142.4
Long-term debt	1,390.5	1,398.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at March 29, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value,500.0 million shares authorized; 173.8 million shares issued and 171.9 million shares outstanding at March 29, 2024; 173.3 million shares issued and 171.5 million shares outstanding at December 31, 2023	1.7	1.7
Additional paid-in capital	3,767.4	3,758.2
Retained earnings	654.8	631.2
Accumulated other comprehensive loss	(283.6)	(217.2)
Total stockholders’ equity	4,140.3	4,173.9
Total liabilities and stockholders’ equity	$6,556.3	$6,605.1
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended
	March 29, 2024	March 31, 2023
Sales	$623.6	$627.2
Cost of sales	267.3	264.5
Gross profit	356.3	362.7
Operating expenses:
Selling, general and administrative	284.9	266.1
Research and development	23.3	24.5
Operating profit	48.1	72.1
Nonoperating (expense) income:
Other income, net	0.1	0.3
Interest expense, net	(12.9)	(16.7)
Income before income taxes	35.3	55.7
Income tax expense	11.7	11.9
Net income	$23.6	$43.8
Earnings per share:
Earnings - basic	$0.14	$0.27
Earnings - diluted	$0.14	$0.25
Average common stock and common equivalent shares outstanding:
Basic	171.9	163.6
Diluted	173.4	177.4
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
($ in millions)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net income	$23.6	$43.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(66.2)	14.8
Pension plan adjustments	(0.2)	(0.3)
Total other comprehensive (loss) income, net of income taxes	(66.4)	14.5
Comprehensive (loss) income	$(42.8)	$58.3
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Three Months Ended March 29, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity
Balance, December 31, 2023	$1.7	$3,758.2	$631.2	$(217.2)	$4,173.9
Common stock-based award activity		9.2	—	—	9.2
Net income	—	—	23.6	—	23.6
Other comprehensive loss	—	—	—	(66.4)	(66.4)
Balance, March 29, 2024	$1.7	$3,767.4	$654.8	$(283.6)	$4,140.3

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Envista Equity
Balance, December 31, 2022	$1.6	$3,699.0	$731.4	$(225.1)	$4,206.9
Common stock-based award activity	—	13.8	—	—	13.8
Net income	—	—	43.8	—	43.8
Other comprehensive income	—	—	—	14.5	14.5
Balance, March 31, 2023	$1.6	$3,712.8	$775.2	$(210.6)	$4,279.0

See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$23.6	$43.8
Noncash items:
Depreciation	9.5	8.5
Amortization	22.6	27.9
Allowance for credit losses	4.5	2.0
Stock-based compensation expense	11.0	15.0
Restructuring charges	(0.2)	0.1
Impairment charges	0.8	0.3
Amortization of right-of-use assets	7.3	6.5
Amortization of debt discount and issuance costs	1.2	1.0
Change in trade accounts receivable	(16.3)	(8.5)
Change in inventories	(12.2)	(7.1)
Change in trade accounts payable	(2.7)	(38.1)
Change in prepaid expenses and other assets	(3.8)	1.3
Change in accrued expenses and other liabilities	4.3	(41.3)
Change in operating lease liabilities	(9.3)	(8.3)
Net cash provided by operating activities	40.3	3.1
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(11.0)	(17.5)
All other investing activities, net	0.3	(4.5)
Net cash used in investing activities	(10.7)	(22.0)
Cash flows from financing activities:
Proceeds from stock option exercises	1.3	4.6
Tax withholding payment related to net settlement of equity awards	(3.3)	(6.1)
All other financing activities	(0.6)	—
Net cash used in financing activities	(2.6)	(1.5)
Effect of exchange rate changes on cash and cash equivalents	(18.5)	(1.3)
Net change in cash and cash equivalents	8.5	(21.7)
Beginning balance of cash and cash equivalents	940.0	606.9
Ending balance of cash and cash equivalents	$948.5	$585.2

Supplemental data:
Cash paid for interest	$16.7	$14.3
Cash paid for taxes	$3.8	$6.6
ROU assets obtained in exchange for operating lease obligations	$11.5	$7.6
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of March 29, 2024 and December 31, 2023, and its results of operations and cash flows for the three month periods ended March 29, 2024 and March 31, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2023, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 15, 2024.

Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet completed its assessment of the impact of ASU 2023-09 on the Company’s Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures” (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Adoption of the ASU requires retrospective application to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for fiscal periods after December 15, 2024 for interim periods. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2023-07 on the Company’s Condensed Consolidated Financial Statements.

NOTE 2. CREDIT LOSSES

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2023	$17.3
Foreign currency translation	(0.3)
Provision for credit losses	4.5
Write-offs charged against the allowance	(0.8)
Recoveries	(0.9)
Balance at March 29, 2024	$19.8

NOTE 3. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	March 29, 2024	December 31, 2023
Finished goods	$206.8	$196.4
Work in process	18.8	17.2
Raw materials	96.6	100.3
Reserve for inventory obsolescence	(54.8)	(55.1)
Total	$267.4	$258.8

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	March 29, 2024	December 31, 2023
Land and improvements	$10.0	$10.0
Buildings and improvements	164.7	157.4
Machinery, equipment and other assets	416.4	417.9
Construction in progress	59.9	65.3
Gross property, plant and equipment	651.0	650.6
Less: accumulated depreciation	(344.8)	(341.0)
Property, plant and equipment, net	$306.2	$309.6

NOTE 5. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2023	$2,007.0	$(134.5)	$1,872.5	$1,497.5	$(77.8)	$1,419.7	$3,504.5	$(212.3)	$3,292.2
Foreign currency translation	(26.2)	—	(26.2)	(6.2)	—	(6.2)	(32.4)	—	(32.4)
Balance at March 29, 2024	$1,980.8	$(134.5)	$1,846.3	$1,491.3	$(77.8)	$1,413.5	$3,472.1	$(212.3)	$3,259.8

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	March 29, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$103.0	$24.0	$120.0	$23.1
Sales and product allowances	63.8	1.5	72.0	1.7
Contract liabilities	115.8	8.2	106.4	8.4
Taxes, income and other	54.8	42.7	39.9	44.3
Restructuring-employee severance, benefits and other	13.0	—	16.0	—
Pension benefits	5.8	24.8	5.8	30.1
Loss contingencies	10.7	26.8	11.0	27.0
Other	91.7	8.7	84.6	7.8
Total	$458.6	$136.7	$455.7	$142.4

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

Refer to Note 11 for further discussion of the Company’s debt and credit facilities.

The change in the fair value of the cross-currency swap instrument and the foreign currency translation of the senior euro term loan facilities are recorded in accumulated other comprehensive loss in equity in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 12.

The Company has also historically used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior term and senior euro term loan facilities. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments were recorded in accumulated other comprehensive loss in equity (see Note 12). The interest income or expense from the cross-currency and interest rate swaps was recorded in interest expense, net in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. The Company did not have any outstanding interest rate swap contracts as of March 29, 2024.

The following table summarizes the notional values as of March 29, 2024 and March 31, 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive loss (“OCI”) for the three months ended March 29, 2024 and March 31, 2023 ($ in millions):

	Notional Amount	Gain Recognized in OCI
Three Months Ended March 29, 2024
Foreign currency denominated debt	$377.8	$8.6
Foreign currency contract	150.0	3.3
Total	$527.8	$11.9

Three Months Ended March 31, 2023	Notional Amount	Loss Recognized in OCI
Foreign currency denominated debt	$225.5	$(2.8)
Foreign currency contract	150.0	—
Total	$375.5	$(2.8)

The Company did not reclassify any deferred gains or losses related to its net investment hedge from accumulated other comprehensive loss to income during the three months ended March 29, 2024 and March 31, 2023. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from accumulated other comprehensive loss into income during the three months ended March 29, 2024 and March 31, 2023. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge is classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instrument, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	March 29, 2024	December 31, 2023
Derivative liabilities:
Accrued expenses and other liabilities	$—	$—
Other long-term liabilities	$—	$3.3

Nonderivative hedging instruments:
Long-term debt	$377.8	$386.4
Amounts related to the Company’s derivative expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months is not significant.

NOTE 8. FAIR VALUE MEASUREMENTS
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 29, 2024:
Liabilities:
Cross-currency swap derivative contract	$—	$—	$—	$—
Deferred compensation plans	$—	$22.9	$—	$22.9
Contingent consideration	$—	$—	$3.8	$3.8

December 31, 2023:
Liabilities:
Cross-currency swap derivative contract	$—	$3.3	$—	$3.3
Deferred compensation plans	$—	$21.4	$—	$21.4
Contingent consideration	$—	$—	$3.8	$3.8

Derivative Instruments
The cross-currency swap derivative contract was classified as Level 2 in the fair value hierarchy as it is measured using the income approach with the relevant foreign currency current exchange rates and forward curves as inputs. Refer to Note 7 for additional information.

Deferred Compensation Plans
Certain management employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. All amounts deferred under this plan are unfunded, unsecured obligations and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets (refer to Note 6). Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates on investment options within the Company’s 401(k) program. Amounts voluntarily deferred by employees into the Company stock fund and amounts contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of Company common stock, and therefore are not reflected in the above amounts.
Contingent Consideration
Contingent consideration represents a cash hold back intended to be used for certain liabilities related to the Company’s acquisitions. Contingent consideration was classified as Level 3 in the fair value hierarchy as the estimated fair value was measured using a probability weighted discounted cash flow model.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	March 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Contingent consideration	$3.8	$3.8	$3.8	$3.8
Cross-currency swap derivative contract	$—	$—	$3.3	$3.3
Convertible senior notes due 2028	$487.6	$441.8	$486.9	$455.7
Convertible senior notes due 2025	$115.5	$135.8	$115.3	$145.1
Other debt	$902.9	$902.9	$911.2	$911.2
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on March 29, 2024 and December 31, 2023. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 9. WARRANTY
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. At March 29, 2024 and December 31, 2023, the warranty liability was $8.0 million and $9.0 million, respectively.

NOTE 10. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $37.5 million and $38.0 million as of March 29, 2024 and December 31, 2023, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 11. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt discount and debt issuance costs ($ in millions):

	March 29, 2024	December 31, 2023
Senior term loan facility due 2028 (the “2028 Term Loan”)	$526.0	$525.8
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	376.9	385.4
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	487.6	486.9
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	115.5	115.3
Total debt	1,506.0	1,513.4
Less: current portion	(115.5)	(115.3)
Long-term debt	$1,390.5	$1,398.1

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. The amended and restated credit agreement dated June 15, 2021, consisted of a $650.0 million Term Loan and a €208.0 million Euro Term Loan (collectively the “2024 Term Loans”), which were due in 2024. Additionally, the amended and restated credit agreement dated June 15, 2021 included a revolving credit facility with an aggregate available borrowing capacity of $750.0 million and a $20.0 million sublimit for the issuance of standby letters of credit.

Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively the “2028 Term Loans”). The Second Amended Credit Agreement also includes a revolving credit facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity of $750.0 million and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the revolving credit facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of March 29, 2024 and December 31, 2023 there were no borrowings outstanding under this revolving credit facility. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

The proceeds from the 2028 Term Loans were used to pay outstanding balances of the 2024 Term Loans. The Company paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement.

Under the Senior Credit Facilities, borrowings bear interest as follows: (1) Term SOFR Loans (as defined in the Second Amended Credit Agreement) bear interest at a variable rate on a forward-looking Secured Overnight Financing Rate (“SOFR”) term rate plus 0.10% credit spread adjustment plus a margin of between 0.910% and 1.625%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Second Amended Credit Agreement) as of the last day of the immediately preceding fiscal quarter; and (2) Base Rate Loans (as defined in the Second Amended Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time, (iii) the Term SOFR (as defined in the Second Amended Credit Agreement) plus 1.0% and (iv) 1.0%, plus a margin of between 0.0% and 0.625%, depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter. In no event will Term SOFR Loans or Base Rate Loans bear interest at a rate lower than 0.0%. In addition, the Company is required to pay a per annum facility fee of between 0.09% and 0.225% depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and based on the aggregate commitments under the revolving credit facility, whether drawn or not.

The interest rates for borrowings under the 2028 Term Loan were 6.65% and 6.70% as of March 29, 2024 and December 31, 2023, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 4.98% and 5.00% as of March 29, 2024 and December 31, 2023, respectively. Interest is payable monthly for the 2028 Term Loans. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of March 29, 2024.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of March 29, 2024, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

2025 Convertible Notes
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

Holders may convert at any time on or after December 2, 2024, until the close of business on the second scheduled trading day preceding the maturity date. Holders will also have the right to convert prior to December 2, 2024, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2025 Convertible Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. The 2025 Convertible Notes are classified as short-term debt as of March 29, 2024 and December 31, 2023, as holders may convert at any time after December 2, 2024.

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

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Contractual interest expense:
2028 Convertible Notes	$2.2	$—
2025 Convertible Notes	0.7	3.1
Amortization of debt issuance costs:
2028 Convertible Notes	0.7	—
2025 Convertible Notes	0.2	0.7
Total interest expense	$3.8	$3.8

For the three months ended March 29, 2024 and March 31, 2023, the debt issuance costs were amortized using an annual effective interest rate of 2.4% and 3.0% for the 2028 Convertible Notes and the 2025 Convertible Notes, respectively.

As of March 29, 2024 and December 31, 2023, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $2.0 million and $16.9 million, respectively. As of March 29, 2024 and December 31, 2023, the if-converted value of the 2028 Convertible Notes did not exceed the outstanding principal.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	March 29, 2024	December 31, 2023
2028 Convertible Notes	$12.6	$13.3
2025 Convertible Notes	0.8	1.0
2028 Term Loan	4.0	4.2
2028 Euro Term Loan	0.9	1.0
	$18.3	$19.5

The above unamortized debt issuance costs have been netted against their respective aggregate principal amounts of the related debt and are being amortized to interest expense over the term of the respective debt.

Capped Call Transactions
In connection with the offering of the 2025 Convertible Notes, the Company entered into Capped Calls with certain counterparties. The Capped Calls have an initial strike price of approximately $21.01 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Convertible Notes. The Capped Calls have initial cap prices of $23.79 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of common stock issued upon any conversion of the 2025 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. In connection with the Notes Exchanges as discussed above, the Company completed a partial unwind of the Capped Calls.

As the Capped Call transactions are considered indexed to the Company's own stock and are considered equity classified, they are recorded in equity and are not accounted for as derivatives. The cost of $20.7 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended March 29, 2024
Balance, December 31, 2023	$(223.7)	$6.5	$(217.2)
Other comprehensive loss before reclassifications:
Decrease	(63.3)	—	(63.3)
Income tax impact	(2.9)	—	(2.9)
Other comprehensive loss before reclassifications, net of income taxes	(66.2)	—	(66.2)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.2)	(0.2)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.2)	(0.2)
Net current period other comprehensive loss, net of income taxes	(66.2)	(0.2)	(66.4)
Balance, March 29, 2024	$(289.9)	$6.3	$(283.6)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended March 31, 2023
Balance, December 31, 2022	$(240.5)	$15.4	$(225.1)
Other comprehensive loss before reclassifications:
Increase	14.1	—	14.1
Income tax impact	0.7	—	0.7
Other comprehensive loss before reclassifications, net of income taxes	14.8	—	14.8
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.4)	(0.4)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.3)	(0.3)
Net current period other comprehensive loss, net of income taxes	14.8	(0.3)	14.5
Balance, March 31, 2023	$(225.7)	$15.1	$(210.6)

NOTE 13. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three months ended March 29, 2024 and March 31, 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended March 29, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$171.1	$147.6	$318.7
Western Europe	122.3	26.0	148.3
Other developed markets	22.1	8.2	30.3
Emerging markets	93.2	33.1	126.3
Total	$408.7	$214.9	$623.6

	Three Months Ended March 31, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$185.3	$139.4	$324.7
Western Europe	117.0	32.1	149.1
Other developed markets	24.0	8.6	32.6
Emerging markets	83.7	37.1	120.8
Total	$410.0	$217.2	$627.2

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

As of March 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $87.3 million and the Company expects to recognize revenue on the majority of this amount over the next 12 months.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 29, 2024 and December 31, 2023, the contract liabilities were $124.0 million and $114.8 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the three months ended March 29, 2024 and March 31, 2023 that was included in the contract liability balance at December 31, 2023 and December 31, 2022 was $38.7 million and $32.9 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 10% of sales for both the three months ended March 29, 2024 and March 31, 2023.
NOTE 14. RESTRUCTURING ACTIVITIES AND RELATED IMPAIRMENTS
Restructuring Activities
The Company’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing the Company’s strategy, pursuant to restructuring programs.
Restructuring related charges by segment were as follows ($ in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Specialty Products & Technologies	$3.3	$1.6
Equipment & Consumables	2.8	2.6
Other	0.8	0.1
Total	$6.9	$4.3
Restructuring related charges were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Cost of sales	$1.7	$1.5
Selling, general and administrative expenses	5.2	2.8
Total	$6.9	$4.3

At March 29, 2024 and December 31, 2023, the restructuring liability was $13.0 million and $16.0 million, respectively.

NOTE 15. INCOME TAXES
The Company’s effective tax rates of 33.1% for the three months ended March 29, 2024, and 21.4% for the three months ended March 31, 2023, differ from the U.S. federal statutory rate of 21.0% primarily due to a valuation allowance against certain U.S. interest carryforwards, and to the Company’s geographical mix of earnings and net discrete tax benefits, respectively.

On January 1, 2024, certain provisions of the Organisation for Economic Co-operation and Development base Erosion and Profit Shifting 2.0 Pillar Two global minimum tax (“GMT”) became effective in various jurisdictions. Based on currently enacted law, the impact of GMT on the Company’s 2024 financial results is not expected to be material.

NOTE 16.  EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes and 2025 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the three months ended March 29, 2024 and March 31, 2023.

In connection with the offering of the 2025 Convertible Notes, the Company entered into Capped Calls, which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The Company completed a partial unwind of the Capped Calls in connection with the Notes Exchanges. Refer to Note 11 for further discussion of the Capped Calls.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended
	March 29, 2024	March 31, 2023
Numerator:
Net income	$23.6	$43.8

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	171.9	163.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units and performance stock units	1.1	2.8
Assumed conversion of 2025 Convertible Notes	0.4	11.0
Weighted average common shares outstanding used in diluted earnings per share	173.4	177.4

Earnings per share:
Earnings - basic	$0.14	$0.27
Earnings - diluted	$0.14	$0.25

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Stock-based awards	3.5	1.8
2028 Convertible Notes	11.3	—
Total	14.8	1.8

NOTE 17. SEGMENT INFORMATION
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

Segment related information is shown below ($ in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Sales:
Specialty Products & Technologies	$408.7	$410.0
Equipment & Consumables	214.9	217.2
Total	$623.6	$627.2

Operating profit and reconciliation to income before taxes:
Specialty Products & Technologies	$44.2	$71.1
Equipment & Consumables	35.6	32.5
Other	(31.7)	(31.5)
Operating profit	48.1	72.1
Nonoperating income (expense):
Other income, net	0.1	0.3
Interest expense, net	(12.9)	(16.7)
Income before taxes	$35.3	$55.7

Identifiable assets:	March 29, 2024	December 31, 2023
Specialty Products & Technologies	$3,276.1	$3,277.7
Equipment & Consumables	2,282.2	2,338.6
Other	998.0	988.8
Total	$6,556.3	$6,605.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our Condensed Consolidated Financial Statements and related notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”), and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Envista Holdings Corporation and its consolidated subsidiaries.

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the conditions in the U.S. and global economy, the impact of inflation and increasing interest rates, international economic, political, legal, compliance and business factors, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, contractions or growth rates and cyclicality of markets we serve, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, disruptions relating to war, terrorism, climate change, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, security breaches or other disruptions of our information technology systems or violations of data privacy laws, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, our ability to attract, develop and retain our key personnel, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, risks relating to product, service or software defects, the impact of regulation on demand for our products and services, and labor matters, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2023 10-K and this Quarterly Report on Form 10-Q.

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

OVERVIEW
General
We provide products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. We help our customers deliver the best possible patient care through industry-leading solutions, technologies, and services. With leading brand names, innovative technology and significant market positions, we are a leading worldwide provider of a broad range of solutions to support implant-based tooth replacements, orthodontic treatments, diagnostic solutions, as well as general dental consumables, equipment and services, and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries across North America, Asia, Europe, the Middle East and Latin America.

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
For the three months ended March 29, 2024, sales derived from customers outside of the United States were 52.8% compared to the three months ended March 31, 2023, of 52.4%. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions, including inflation, interest rates, fluctuating foreign currency exchange rates, slow economic growth, and continuing supply chain disruptions. Dental costs are largely out-of-pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be more susceptible to changes in economic conditions.

Foreign Currency Exchange Rates

On a period-over-period basis, currency exchange rates negatively impacted reported sales by 1.0% for the three months ended March 29, 2024, compared to the comparable period of 2023, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

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

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the three months ended March 29, 2024 and March 31, 2023.

Israel-Hamas War

In response to the attacks in Israel and the subsequent hostilities, we continue to monitor the social, political, and economic environment in Israel and in the region for any impact to our operations. Revenue generated from Israel is approximately $12 million annually. We also maintain a production facility in Israel related to our Alpha-Bio Tech Implant brand. While we have experienced some volatility in the region, the Israel-Hamas War and related hostilities have not had a material impact on our business.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three months ended March 29, 2024, compared to the three months ended March 31, 2023.

	Three Months Ended
($ in millions)	March 29, 2024		March 31, 2023		% Change
Sales	$623.6	100.0%	$627.2	100.0%	(0.6)%
Cost of sales	267.3	42.9%	264.5	42.2%	1.1%
Gross profit	356.3	57.1%	362.7	57.8%	(1.8)%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	284.9	45.7%	266.1	42.4%	7.1%
Research and development (“R&D”) expenses	23.3	3.7%	24.5	3.9%	(4.9)%
Operating profit	48.1	7.7%	72.1	11.5%	(33.3)%
Nonoperating income (expense):
Other income, net	0.1	—%	0.3	—%	(66.7)%
Interest expense, net	(12.9)	(2.1)%	(16.7)	(2.7)%	(22.8)%
Income before income taxes	35.3	5.7%	55.7	8.9%	(36.6)%
Income tax expense	11.7	1.9%	11.9	1.9%	(1.7)%
Net income	$23.6	3.8%	$43.8	7.0%	(46.1)%

Effective tax rate	33.1%		21.4%
GAAP Reconciliation
Sales and Core Sales Growth

% Change Three Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(0.6)%
Plus the impact of:
Currency exchange rates	1.0%
Core sales growth (non-GAAP)	0.4%
Sales for the three months ended March 29, 2024 decreased 0.6% while core sales growth increased by 0.4% for the comparable period in 2023. An increase in sales volume positively impacted sales by 0.6% on a period-over-period basis, partially offset by a decrease in sales price of 0.2%. Sales decreased due to lower demand in North America, partially offset by an increase in China.

COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Cost of sales	$267.3	$264.5
Gross profit margin	57.1%	57.8%

The increase in cost of sales during the three months ended March 29, 2024 as compared to the comparable period in 2023, was primarily due to unfavorable product mix.
The decrease in gross profit margin percentage during the three months ended March 29, 2024, as compared to the comparable period in 2023, was primarily due to unfavorable sales price and product mix, partially offset by an increase in sales volume.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Selling, general and administrative expenses	$284.9	$266.1
Research and development expenses	$23.3	$24.5
SG&A as a % of sales	45.7%	42.4%
R&D as a % of sales	3.7%	3.9%
The increase in SG&A expenses as a percentage of sales for the three months ended March 29, 2024 as compared to the comparable period of 2023, was primarily due to higher sales and marketing and compensation spend, partially offset by decreased amortization of intangible assets.
R&D expenses as a percentage of sales for the three months ended March 29, 2024, was consistent with the comparable period in 2023.
INTEREST COSTS AND FINANCING
Interest costs were $12.9 million and $16.7 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The decrease in interest costs for the three months ended March 29, 2024 as compared to the comparable period of 2023 was primarily due to higher returns on cash and cash equivalents, partially offset by higher variable rate term borrowings and interest rates.

INCOME TAXES

	Three Months Ended
	March 29, 2024	March 31, 2023
Effective tax rate	33.1%	21.4%

Our effective tax rate for the three months ended March 29, 2024 was 33.1% compared to 21.4% in 2023. The change in the effective rate was primarily due to the impact of a valuation allowance against certain U.S. interest carryforwards.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$408.7	$410.0
Operating profit	$44.2	$71.1
Operating profit as a % of sales	10.8%	17.3%

Sales and Core Sales Growth

% Change Three Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(0.3)%
Plus the impact of:
Currency exchange rates	1.1%
Core sales growth (non-GAAP)	0.8%
Sales
Sales for the three months ended March 29, 2024 decreased 0.3% while core sales growth increased by 0.8% compared to the comparable period in 2023. An increase in sales volume positively impacted sales by 1.1% on a period-over-period basis, partially offset by a decrease in sales price of 0.3%. The decrease in sales is primarily due to lower demand in North America, partially offset by growth in China and Europe.
Operating Profit
Operating profit margin was 10.8% for the three months ended March 29, 2024, as compared to an operating profit margin of 17.3% for the comparable period of 2023. For the three months ended March 29, 2024, the decrease was primarily due to unfavorable product mix and sales price, and higher costs related to our long-term growth initiatives, partially offset by an increase in sales volume.

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
Equipment & Consumables Selected Financial Data

	Three Months Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$214.9	$217.2
Operating profit	$35.6	$32.5
Operating profit as a % of sales	16.6%	15.0%
Sales and Core Sales Growth

% Change Three Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(1.1)%
Plus the impact of:
Currency exchange rates	0.9%
Core sales growth (non-GAAP)	(0.2)%
Sales
Sales and core sales growth for the three months ended March 29, 2024 decreased 1.1%, and 0.2%, respectively, compared to the comparable period in 2023. A decrease in sales volume negatively impacted sales by 0.1% on a period-over-period basis, combined with a decrease in sales price of 0.1%. The decrease in sales is primarily due to lower demand from Europe, partially offset by higher demand in North America.

Operating Profit
Operating profit margin was 16.6% for the three months ended March 29, 2024, as compared to an operating profit margin of 15.0% for the comparable period of 2023. The increase in operating profit margin for the three months ended March 29, 2024 was primarily due to favorable product mix, period-over-period savings associated with productivity improvements and decreased amortization of intangible assets, partially offset by unfavorable sales volume and price.
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
Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Three Months Ended
	March 29, 2024	March 31, 2023
Net cash provided by operating activities	$40.3	$3.1

Payments for additions to property, plant and equipment	$(11.0)	$(17.5)
All other investing activities, net	0.3	(4.5)
Net cash used in investing activities	$(10.7)	$(22.0)

Proceeds from stock option exercises	1.3	$4.6
Tax withholding payment related to net settlement of equity awards	(3.3)	(6.1)
All other financing activities	(0.6)	—
Net cash used in financing activities	$(2.6)	$(1.5)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $40.3 million during the three months ended March 29, 2024, as compared to net cash provided by operating activities of $3.1 million for the comparable period of 2023. The increase in cash provided by operating activities during the three months ended March 29, 2024 is primarily due to timing of vendor payments combined with lower year end incentive compensation paid in the current period, partially offset by lower net income as compared to 2023.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $10.7 million for the three months ended March 29, 2024, as compared to net cash used in investing activities of $22.0 million for the comparable period in 2023, primarily due to the lower payments for purchases of property, plant and equipment.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash used by finance activities was $2.6 million for the three months ended March 29, 2024 compared to net cash used by financing activities of $1.5 million for the comparable period of 2023, primarily due to lower cash proceeds from stock option exercises.

For a description of our outstanding debt as of March 29, 2024, refer to Note 11 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of March 29, 2024, we held $948.5 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $326.2 million was held within the United States and $622.3 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2023 10-K.

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

As of March 29, 2024, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2023 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.

Debt Financing Transactions

For a description of our outstanding debt as of March 29, 2024, refer to Note 11 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates described in the 2023 10-K that have had a material impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2023 10-K. There were no material changes to this information reported in our 2023 10-K during the quarter ended March 29, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2023 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2023 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K, which could materially affect our business, financial position, or future results of operations. The risks described in our 2023 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factor set forth below updates, and should be read together with, the risk factors described in our 2023 10-K.

The loss of members of our senior management and the resulting management transition might have an adverse impact on our future operating results.

On April 15, 2024, we announced the appointment of Paul Keel as our President and Chief Executive Officer, effective as of May 1, 2024. Mr. Keel was also appointed to our Board of Directors, effective as of May 1, 2024. In connection with this appointment and pursuant to the transition letter agreement dated February 22, 2024 between the Company and Amir Aghdaei, Mr. Aghdaei resigned from his position as a director of the Board effective May 1, 2024 and will transition to the role of senior advisor to support the Chief Executive Officer transition on that date. Additionally, as previously reported, we have experienced several executive officer departures over the past year, including our Chief Financial Officer. These leadership transitions along with other senior management changes may be inherently difficult to manage. If we do not successfully manage this transition process, it could be viewed negatively by our customers, employees or investors and could have a negative impact on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)    Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended March 29, 2024, the following officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

Amir Aghdaei, our President and Chief Executive Officer, adopted a new trading plan on March 2, 2024. The plan’s maximum duration is until December 31, 2024, and first trades will not occur until June 3, 2024, at the earliest. The trading plan is intended to permit Mr. Aghdaei to exercise and sell 2,195 stock options expiring on December 31, 2024.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Envista Holdings Corporation’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly consistent with Section 16 requirements.

During the quarter ended March 29, 2024, none of the Company’s directors and officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, Commission File No. 001-39054)

3.2
Third Amended and Restated Bylaws of Envista Holdings Corporation effective as of May 22, 2023 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on May 26, 2023, Commission File No. 001-39054)

10.1
Consulting Agreement, dated January 2, 2024, by and between Envista Holdings Corporation and Barbara Hulit (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2024)

10.2*	Third Amendment to the Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on February 15, 2024)
10.3*
Separation Agreement and General Release between DH Dental Employment Services LLC and Patrik Eriksson, dated January 4, 2024 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on February 15, 2024)

10.4*
Transition Letter Agreement, by and between Envista Holdings Corporation and Amir Aghdaei, dated as of February 22, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2024)

10.5*	Offer Letter Agreement, dated March 5, 2024, between DH Dental Employment Services, LLC and Stephen Keller
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: May 1, 2024	By:	/s/ Faez Kaabi
Faez Kaabi
Vice President and Chief Accounting Officer