Form 10-Q
period 2024-06-28
Envista Holdings Corp
filed 2024-08-07
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of August 2, 2024, was 171,945,497.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	June 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,036.2	$940.0
Trade accounts receivable, less allowance for credit losses of $27.7 and $17.3, respectively	380.6	407.5
Inventories, net	263.8	258.8
Prepaid expenses and other current assets	141.3	137.4
Total current assets	1,821.9	1,743.7
Property, plant and equipment, net	290.8	309.6
Operating lease right-of-use assets	125.0	125.1
Other long-term assets	218.6	180.5
Goodwill, net	2,283.7	3,292.2
Other intangible assets, net	698.1	954.0
Total assets	$5,438.1	$6,605.1
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$115.7	$115.3
Trade accounts payable	172.4	179.5
Accrued expenses and other liabilities	498.8	455.7
Operating lease liabilities	34.5	30.3
Total current liabilities	821.4	780.8
Operating lease liabilities	103.8	109.9
Other long-term liabilities	147.5	142.4
Long-term debt	1,388.7	1,398.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at June 28, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 173.9 million shares issued and 171.9 million shares outstanding at June 28, 2024; 173.3 million shares issued and 171.5 million shares outstanding at December 31, 2023	1.7	1.7
Additional paid-in capital	3,773.4	3,758.2
Accumulated (deficit) earnings	(496.8)	631.2
Accumulated other comprehensive loss	(301.6)	(217.2)
Total stockholders’ equity	2,976.7	4,173.9
Total liabilities and stockholders’ equity	$5,438.1	$6,605.1
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$633.1	$662.4	$1,256.7	$1,289.6
Cost of sales	306.5	283.8	573.8	548.3
Gross profit	326.6	378.6	682.9	741.3
Operating expenses:
Selling, general and administrative	302.5	272.9	587.4	539.0
Research and development	23.6	26.8	46.9	51.3
Goodwill and intangible asset impairment	1,153.8	—	1,153.8	—
Operating (loss) profit	(1,153.3)	78.9	(1,105.2)	151.0
Nonoperating (expense) income:
Other (expense) income, net	(1.1)	7.1	(1.0)	7.4
Interest expense, net	(11.7)	(17.4)	(24.6)	(34.1)
(Loss) income before income taxes	(1,166.1)	68.6	(1,130.8)	124.3
Income tax (benefit) expense	(14.5)	16.7	(2.8)	28.6
Net (loss) income	$(1,151.6)	$51.9	$(1,128.0)	$95.7
(Loss) earnings per share:
(Loss) earnings - basic	$(6.69)	$0.32	$(6.56)	$0.58
(Loss) earnings - diluted	$(6.69)	$0.29	$(6.56)	$0.54
Average common stock and common equivalent shares outstanding:
Basic	172.1	164.0	172.0	163.8
Diluted	172.1	176.3	172.0	176.9
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
($ in millions)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net (loss) income	$(1,151.6)	$51.9	$(1,128.0)	$95.7
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(17.8)	(25.9)	(84.0)	(11.1)
Pension plan adjustments	(0.2)	(0.4)	(0.4)	(0.7)
Total other comprehensive loss, net of income taxes	(18.0)	(26.3)	(84.4)	(11.8)
Comprehensive (loss) income	$(1,169.6)	$25.6	$(1,212.4)	$83.9
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Six Months Ended June 28, 2024
	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$1.7	$3,758.2	$631.2	$(217.2)	$4,173.9
Common stock-based award activity	—	9.2	—	—	9.2
Net income	—	—	23.6	—	23.6
Other comprehensive loss	—	—	—	(66.4)	(66.4)
Balance, March 29, 2024	1.7	3,767.4	654.8	(283.6)	4,140.3
Common stock-based award activity	—	6.0	—	—	6.0
Net loss	—	—	(1,151.6)	—	(1,151.6)
Other comprehensive loss	—	—	—	(18.0)	(18.0)
Balance, June 28, 2024	$1.7	$3,773.4	$(496.8)	$(301.6)	$2,976.7

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2022	$1.6	$3,699.0	$731.4	$(225.1)	$4,206.9
Common stock-based award activity	—	13.8	—	—	13.8
Net income	—	—	43.8	—	43.8
Other comprehensive income	—	—	—	14.5	14.5
Balance, March 31, 2023	1.6	3,712.8	775.2	(210.6)	4,279.0
Common stock-based award activity	—	6.4	—	—	6.4
Net income	—	—	51.9	—	51.9
Other comprehensive loss	—	—	—	(26.3)	(26.3)
Balance, June 30, 2023	$1.6	$3,719.2	$827.1	$(236.9)	$4,311.0

See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net (loss) income	$(1,128.0)	$95.7
Noncash items:
Depreciation	21.1	17.9
Amortization	45.0	52.0
Allowance for credit losses	13.8	3.2
Stock-based compensation expense	16.3	20.2
Loss (gain) on equity investments, net	1.1	(6.9)
Restructuring charges	—	0.8
Goodwill and intangible asset impairments	1,153.8	—
Fixed assets impairments and other charges	17.1	0.2
Non-cash operating lease costs	15.0	13.1
Amortization of debt discount and issuance costs	2.3	2.1
Deferred income taxes	(46.1)	1.0
Change in trade accounts receivable	5.1	(24.0)
Change in inventories	(11.0)	(3.9)
Change in trade accounts payable	(5.0)	(47.1)
Change in prepaid expenses and other assets	(3.7)	(2.1)
Change in accrued expenses and other liabilities	56.7	(27.2)
Change in operating lease liabilities	(20.1)	(16.8)
Net cash provided by operating activities	133.4	78.2
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(17.8)	(31.6)
Proceeds from sale of equity investment	0.4	10.7
All other investing activities, net	0.8	(3.9)
Net cash used in investing activities	(16.6)	(24.8)
Cash flows from financing activities:
Proceeds from stock option exercises	1.9	5.9
Tax withholding payment related to net settlement of equity awards	(3.4)	(6.4)
All other financing activities	(0.8)	1.6
Net cash (used in) provided by financing activities	(2.3)	1.1
Effect of exchange rate changes on cash and cash equivalents	(18.3)	(9.7)
Net change in cash and cash equivalents	96.2	44.8
Beginning balance of cash and cash equivalents	940.0	606.9
Ending balance of cash and cash equivalents	$1,036.2	$651.7

Supplemental data:
Cash paid for interest	$29.5	$35.3
Cash paid for taxes	$15.9	$33.5
ROU assets obtained in exchange for operating lease obligations	$19.5	$12.1
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of June 28, 2024 and December 31, 2023, and its results of operations for the three and six month periods ended June 28, 2024 and June 30, 2023 and cash flows for the six month periods ended June 28, 2024 and June 30, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2023, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 15, 2024.

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet completed its assessment of the impact of ASU 2023-09 on the Company’s Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures (Topic 280)”. The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Adoption of the ASU requires retrospective application to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for fiscal periods after December 15, 2024 for interim periods. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2023-07 on the Company’s Condensed Consolidated Financial Statements.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2023	$17.3
Foreign currency translation	(0.5)
Provision for credit losses	13.8
Write-offs charged against the allowance	(1.4)
Recoveries	(1.5)
Balance at June 28, 2024	$27.7

NOTE 3. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	June 28, 2024	December 31, 2023
Finished goods	$207.8	$196.4
Work in process	24.6	17.2
Raw materials	90.7	100.3
Reserve for inventory obsolescence	(59.3)	(55.1)
Total	$263.8	$258.8

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	June 28, 2024	December 31, 2023
Land and improvements	$10.0	$10.0
Buildings and improvements	165.6	157.4
Machinery, equipment and other assets	420.7	417.9
Construction in progress	43.7	65.3
Gross property, plant and equipment	640.0	650.6
Less: accumulated depreciation	(349.2)	(341.0)
Property, plant and equipment, net	$290.8	$309.6

During the three and six months ended June 28, 2024, the Company recognized fixed asset impairment charges of $13.0 million for specific assets included in machinery, equipment and other assets and construction in progress related to its Specialty Products & Technologies segment. The fixed asset impairment charge is recorded as a component of cost of sales within the Condensed Consolidated Statement of Operations. There were no impairment charges for the three and six months ended June 30, 2023.

NOTE 5. EQUITY SECURITY INVESTMENTS USING THE MEASUREMENT ALTERNATIVE METHOD
The summary below represents the Company’s equity security investments that do not have readily determinable fair values. The Company records these investments using the measurement alternative method and therefore such investments are recorded at cost and remeasured to fair value upon observable price changes in orderly transactions for the identical or similar investment of the same issuer, or upon impairment. The Company records these investments as Other long-term assets in the Condensed Consolidated Balance Sheets and are summarized as follows ($ in millions):

	June 28, 2024	December 31, 2023
Equity security investments	$26.7	$28.6

The Company records net realized and unrealized gains (losses) for the above security investments in other income (expense), net, in the Condensed Consolidated Statements of Operations. Net unrealized losses are summarized as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Investment Losses
Unrealized losses	$(1.5)	$—	$(1.5)	$—
Total	$(1.5)	$—	$(1.5)	$—

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill and indefinite-lived intangibles are not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. The Company assesses both goodwill and indefinite-lived intangible assets for impairment as of the first day of the fourth quarter annually or more frequently if events or changes in circumstances indicate the asset might be impaired. In preparing its financial statements for the quarter ended June 28, 2024, the Company identified indicators of a "more likely than not" impairment related to its various reporting units within the Specialty Products & Technologies and Equipment & Consumables segments. The Company has experienced adverse macroeconomic factors as a result of weakened global demand, a sustained suppressed stock price, higher cost of capital, and increased raw material, supply chain and service costs, which are contributing to reduced revenue forecasts, lower operating margins, and reduced expectations of future cash flows.

The Company used the income approach in performing its goodwill impairment test in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. The income approach uses a discounted cash flow model with inputs developed using both internal and market-based data. The Company's significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit which include, but are not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and operating margin percentages. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, impact of competition, new product development and future economic conditions. As a result, the Company recorded a pre-tax goodwill impairment charge of $707.8 million related to its Specialty Products & Technologies segment and $252.7 million related to its Equipment & Consumables segment. The reduction in value is primarily due to adverse macroeconomic factors such as a sustained suppressed stock price, higher cost of borrowing and inflationary pressures, geopolitical factors, and lower forecast of operating results which contributed to reduced expectations of future cash flows as mentioned above.

The Company used the relief from royalty method to estimate the fair value of its indefinite-lived intangible assets. The Company's significant assumptions vary amongst, and are specific to, each underlying indefinite-lived intangible asset which include, but are not limited to, revenue growth rates assumptions (including perpetual growth rates), discount rates and royalty rates. The Company recorded an impairment charge of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment. The reduction in value is primarily due to a reduction in projected cash flows due to the factors discussed above.

Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions used in the impairment tests, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets, among other factors, could have a material adverse effect on the fair value of either the reporting units or indefinite-lived intangible assets and could result in future impairment charges. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings.

These impairment charges described above are recorded in the goodwill and intangible asset impairment line within the Condensed Consolidated Statements of Operations. There were no goodwill impairment charges recorded for the three or six month periods ended June 30, 2023.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2023	$2,007.0	$(134.5)	$1,872.5	$1,497.5	$(77.8)	$1,419.7	$3,504.5	$(212.3)	$3,292.2
Impairment charges	—	(707.8)	$(707.8)	—	(252.7)	$(252.7)	—	(960.5)	$(960.5)
Foreign currency translation	(40.2)	—	(40.2)	(7.8)	—	(7.8)	(48.0)	—	(48.0)
Balance at June 28, 2024	$1,966.8	$(842.3)	$1,124.5	$1,489.7	$(330.5)	$1,159.2	$3,456.5	$(1,172.8)	$2,283.7

Additionally, management reviews the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For the three and six months ended June 28, 2024, the Company recorded an impairment charge of $92.2 million related to developed technology and customer relationships within the Equipment & Consumables segment. The reduction in value is primarily due to a reduction in projected cash flows due to the factors discussed above.
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful life. The following summarizes the gross carrying value, accumulated amortization and accumulated impairment losses, for each major category of intangible asset ($ in millions):

	As of June 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$432.4	$(281.1)	$(87.2)	$64.1
Customer relationships and other intangibles	910.0	(718.2)	(5.0)	186.8
Trademarks and trade names	224.8	(120.8)	—	104.0
Total finite-lived intangibles	1,567.2	(1,120.1)	(92.2)	354.9
Indefinite-lived intangibles:
Trademarks and trade names	490.3	—	(147.1)	343.2
Total intangibles	$2,057.5	$(1,120.1)	$(239.3)	$698.1

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$439.5	$(269.1)	$—	$170.4
Customer relationships and other intangibles	928.1	(706.9)	—	221.2
Trademarks and trade names	225.5	(115.8)	—	109.7
Total finite-lived intangibles	1,593.1	(1,091.8)	—	501.3
Indefinite-lived intangibles:
Trademarks and trade names	498.7	—	(46.0)	452.7
Total intangibles	$2,091.8	$(1,091.8)	$(46.0)	$954.0

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	June 28, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$127.1	$24.6	$120.0	$23.1
Sales and product allowances	64.7	1.5	72.0	1.7
Contract liabilities	112.8	19.6	106.4	8.4
Taxes, income and other	76.1	41.9	39.9	44.3
Restructuring-employee severance, benefits and other	9.9	—	16.0	—
Pension benefits	5.8	23.8	5.8	30.1
Loss contingencies	8.4	26.8	11.0	27.0
Other	94.0	9.3	84.6	7.8
Total	$498.8	$147.5	$455.7	$142.4

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

Refer to Note 12 for further discussion of the Company’s debt and credit facilities.

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

The Company has also historically used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior term and senior euro term loan facilities. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss in equity (see Note 13). The interest income or expense from the cross-currency and interest rate swaps is recorded in interest expense, net in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. The Company did not have any outstanding interest rate swap contracts as of June 28, 2024.

The following table summarizes the notional values as of June 28, 2024 and June 30, 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive loss (“OCI”) for the three and six months ended June 28, 2024 and June 30, 2023 ($ in millions):

	Three Months Ended June 28, 2024		Three Months Ended June 30, 2023
	Notional Amount	Gain Recognized in OCI	Notional Amount	Loss Recognized in OCI
Foreign currency denominated debt	$375.0	$2.8	$227.0	$(1.5)
Foreign currency contract	150.0	1.0	150.0	(1.7)
Total	$525.0	$3.8	$377.0	$(3.2)

	Six Months Ended June 28, 2024		Six Months Ended June 30, 2023
	Notional Amount	Gain Recognized in OCI	Notional Amount	Loss Recognized in OCI
Foreign currency denominated debt	$375.0	11.4	$227.0	$(4.3)
Foreign currency contract	150.0	4.3	150.0	(1.7)
Total	$525.0	$15.7	$377.0	$(6.0)

The Company did not reclassify any deferred gains or losses related to its net investment hedge from accumulated other comprehensive loss to income during the three and six months ended June 28, 2024 and June 30, 2023. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from accumulated other comprehensive loss into income during the three and six months ended June 28, 2024 and June 30, 2023. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge is classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instrument, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	June 28, 2024	December 31, 2023
Derivative assets:
Prepaid expenses and other current assets	$1.0	$—

Derivative liabilities:
Other long-term liabilities	$—	$3.3

Nonderivative hedging instruments:
Long-term debt	$375.0	$386.4

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 28, 2024:
Assets:
Cross-currency swap derivative contracts	$—	$1.0	$—	$1.0
Liabilities:
Deferred compensation plans	$—	$23.4	$—	$23.4
Contingent consideration	$—	$—	$2.8	$2.8

December 31, 2023:
Liabilities:
Cross-currency swap derivative contract	$—	$3.3	$—	$3.3
Deferred compensation plans	$—	$21.4	$—	$21.4
Contingent consideration	$—	$—	$3.8	$3.8

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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	June 28, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cross-currency swap derivative contracts	$1.0	$1.0	$—	$—
Liabilities:
Contingent consideration	$2.8	$2.8	$3.8	$3.8
Cross-currency swap derivative contract	$—	$—	$3.3	$3.3
Convertible senior notes due 2028	$488.3	$426.5	$486.9	$455.7
Convertible senior notes due 2025	$115.7	$118.7	$115.3	$145.1
Other debt	$900.4	$900.4	$911.2	$911.2

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on June 28, 2024 and December 31, 2023. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. WARRANTY
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. At June 28, 2024 and December 31, 2023, the warranty liability was $8.1 million and $9.0 million, respectively.

NOTE 11. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $35.2 million and $38.0 million as of June 28, 2024 and December 31, 2023, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 12. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt discount and debt issuance costs ($ in millions):

	June 28, 2024	December 31, 2023
Senior term loan facility due 2028 (the “2028 Term Loan”)	$526.3	$525.8
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	374.1	385.4
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	488.3	486.9
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	115.7	115.3
Total debt	1,504.4	1,513.4
Less: current portion	(115.7)	(115.3)
Long-term debt	$1,388.7	$1,398.1

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

Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively the “2028 Term Loans”). The Second Amended Credit Agreement also includes a revolving credit facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity of $750.0 million and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the revolving credit facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of June 28, 2024 and December 31, 2023 there were no borrowings outstanding under this revolving credit facility. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

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

The interest rates for borrowings under the 2028 Term Loan were 6.68% and 6.70% as of June 28, 2024 and December 31, 2023, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 4.80% and 5.00% as of June 28, 2024 and December 31, 2023, respectively. Interest is payable monthly for the 2028 Term Loans. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of June 28, 2024.

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

The 2028 Convertible Notes accrue interest at a rate of 1.75% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2028 Convertible Notes have an initial conversion rate of 21.5942 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $46.31 per share of the Company’s common stock and is subject to adjustment upon the occurrence of specified events. The 2028 Convertible Notes are governed by an indenture dated as of August 10, 2023 (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of June 28, 2024, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

Holders may convert at any time on or after December 2, 2024, until the close of business on the second scheduled trading day preceding the maturity date. Holders will also have the right to convert prior to December 2, 2024, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2025 Convertible Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. The 2025 Convertible Notes are classified as short-term debt as of June 28, 2024 and December 31, 2023, as holders may convert at any time after December 2, 2024.

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

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Contractual interest expense:
2028 Convertible Notes	$2.2	$—	$4.4	$—
2025 Convertible Notes	0.7	3.0	1.4	6.1
Amortization of debt issuance costs:
2028 Convertible Notes	0.7	—	$1.4	—
2025 Convertible Notes	0.1	0.8	$0.3	1.5
Total interest expense	$3.7	$3.8	$7.5	$7.6

For the three and six months ended June 28, 2024 and June 30, 2023, the debt issuance costs were amortized using an annual effective interest rate of 2.4% and 3.0% for the 2028 Convertible Notes and the 2025 Convertible Notes, respectively.

As of June 28, 2024, the if-converted value of the 2025 Convertible Notes and the 2028 Convertible Notes did not exceed their respective outstanding principal amounts. As of December 31, 2023, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $16.9 million. As of December 31, 2023, the if-converted value of the 2028 Convertible Notes did not exceed the outstanding principal.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	June 28, 2024	December 31, 2023
2028 Convertible Notes	$11.9	$13.3
2025 Convertible Notes	0.7	1.0
2028 Term Loan	3.7	4.2
2028 Euro Term Loan	0.9	1.0
	$17.2	$19.5

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended June 28, 2024
Balance, March 29, 2024	$(289.9)	$6.3	$(283.6)
Other comprehensive loss before reclassifications:
Decrease	(16.9)	—	(16.9)
Income tax impact	(0.9)	—	(0.9)
Other comprehensive loss before reclassifications, net of income taxes	(17.8)	—	(17.8)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.2)	(0.2)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.2)	(0.2)
Net current period other comprehensive loss, net of income taxes	(17.8)	(0.2)	(18.0)
Balance, June 28, 2024	$(307.7)	$6.1	$(301.6)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2023
Balance, March 31, 2023	$(225.7)	$15.1	$(210.6)
Other comprehensive loss before reclassifications:
Decrease	(26.7)	—	(26.7)
Income tax impact	0.8	—	0.8
Other comprehensive loss before reclassifications, net of income taxes	(25.9)	—	(25.9)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.5)	(0.5)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.4)	(0.4)
Net current period other comprehensive loss, net of income taxes	(25.9)	(0.4)	(26.3)
Balance, June 30, 2023	$(251.6)	$14.7	$(236.9)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended June 28, 2024
Balance, December 31, 2023	$(223.7)	$6.5	$(217.2)
Other comprehensive loss before reclassifications:
Decrease	(80.2)	—	(80.2)
Income tax impact	(3.8)	—	(3.8)
Other comprehensive loss before reclassifications, net of income taxes	(84.0)	—	(84.0)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.4)	(0.4)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.4)	(0.4)
Net current period other comprehensive loss, net of income taxes	(84.0)	(0.4)	(84.4)
Balance, June 28, 2024	$(307.7)	$6.1	$(301.6)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended June 30, 2023
Balance, December 31, 2022	$(240.5)	$15.4	$(225.1)
Other comprehensive loss before reclassifications:
Decrease	(12.6)	—	(12.6)
Income tax impact	1.5	—	1.5
Other comprehensive loss before reclassifications, net of income taxes	(11.1)	—	(11.1)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.9)	(0.9)
Income tax impact	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.7)	(0.7)
Net current period other comprehensive loss, net of income taxes	(11.1)	(0.7)	(11.8)
Balance, June 30, 2023	$(251.6)	$14.7	$(236.9)

NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and six months ended June 28, 2024 and June 30, 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended June 28, 2024			Three Months Ended June 30, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$174.6	$150.5	$325.1	$178.3	$162.1	$340.4
Western Europe	112.4	25.1	137.5	114.6	30.3	144.9
Other developed markets	21.0	7.7	28.7	22.2	10.1	32.3
Emerging markets	107.1	34.7	141.8	101.9	42.9	144.8
Total	$415.1	$218.0	$633.1	$417.0	$245.4	$662.4

	Six Months Ended June 28, 2024			Six Months Ended June 30, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$345.7	$298.1	$643.8	$363.6	$301.5	$665.1
Western Europe	234.7	51.1	285.8	231.6	62.4	294.0
Other developed markets	43.1	15.9	59.0	46.2	18.7	64.9
Emerging markets	200.3	67.8	268.1	185.6	80.0	265.6
Total	$823.8	$432.9	$1,256.7	$827.0	$462.6	$1,289.6

Remaining Performance Obligations
ASC 606, Revenue from Contracts with Customers, requires disclosure of remaining performance obligations that represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, unfulfilled obligations, extended warranty and service agreements and do not include revenue from contracts with customers with an original term of one year or less.

With respect to certain clear aligner treatment plans, the Company enters into contracts that involve multiple future performance obligations which include optional additional aligners at no additional charge. The Company’s treatment plans are comprised of the following performance obligations: initial aligner shipment and the shipment of any optional refinement aligners. For such plans, the Company also consider usage rates, which is the number of times a customer is expected to order additional refinement aligners.

At June 28, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $97.9 million, including $68.1 million related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 28, 2024 and December 31, 2023, the contract liabilities were $132.4 million and $114.8 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the six months ended June 28, 2024 and June 30, 2023 that was included in the contract liability balance at December 31, 2023 and December 31, 2022 was $71.6 million and $53.2 million, respectively.
Significant Customers
For both the three and six months ended June 28, 2024, there were no customers that accounted for 10% or more of sales. For the three and six months ended June 30, 2023, sales to the Company’s largest customer were 12% and 11%, respectively.

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
Restructuring related charges by segment were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Specialty Products & Technologies	$4.6	$6.2	$7.9	$7.8
Equipment & Consumables	0.4	6.4	3.2	9.0
Other	0.8	1.0	1.6	1.1
Total	$5.8	$13.6	$12.7	$17.9

Restructuring related charges were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of sales	$3.3	$4.8	$5.0	$6.3
Selling, general and administrative expenses	2.5	8.8	7.7	11.6
Total	$5.8	$13.6	$12.7	$17.9

At June 28, 2024 and December 31, 2023, the restructuring liability was $9.9 million and $16.0 million, respectively.

NOTE 16. INCOME TAXES
The Company’s effective tax rates of 1.2% and 0.2% for the three and six months ended June 28, 2024, respectively, and 24.3% and 23.0% for the three and six months ended June 30, 2023, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to impairment charges for goodwill and intangible assets not deductible for tax purposes.

The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including its recent cumulative earnings experience and expectations of future taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods, reversal patterns of existing deferred tax liabilities, and prudent and feasible tax planning strategies, and there can be no assurance that the Company’s deferred tax assets will be fully realized. As of the quarter ended June 28, 2024, the Company maintains valuation allowances primarily against certain net operating losses and the portion of its U.S. nondeductible interest expense carryforward that it believes it will more likely than not be unable to realize.

On January 1, 2024, certain provisions of the Organisation for Economic Co-operation and Development base Erosion and Profit Shifting 2.0 Pillar Two global minimum tax (“GMT”) became effective in various jurisdictions. Based on currently enacted law, the impact of GMT on the Company’s 2024 financial results is not expected to be material.

NOTE 17.  (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is calculated by dividing the applicable (loss) income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes and 2025 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the three and six months ended June 28, 2024 and June 30, 2023.

In connection with the offering of the 2025 Convertible Notes, the Company entered into Capped Calls, which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The Company completed a partial unwind of the Capped Calls in connection with the Notes Exchanges. Refer to Note 12 for further discussion of the Capped Calls.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net (loss) income	$(1,151.6)	$51.9	$(1,128.0)	$95.7

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	172.1	164.0	172.0	163.8
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units and performance stock units	—	2.4	—	2.6
Assumed conversion of 2025 Convertible Notes	—	9.9	—	10.5
Weighted average common shares outstanding used in diluted earnings per share	172.1	176.3	172.0	176.9

(Loss) earnings per share:
(Loss) earnings - basic	$(6.69)	$0.32	$(6.56)	$0.58
(Loss) earnings - diluted	$(6.69)	$0.29	$(6.56)	$0.54

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Stock-based awards	7.7	2.1	6.0	2.0
2025 Convertible Notes	0.6	—	0.5	—
2028 Convertible Notes	15.7	—	13.5	—
Total	24.0	2.1	20.0	2.0

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

Segment related information is shown below ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales:
Specialty Products & Technologies	$415.1	$417.0	$823.8	$827.0
Equipment & Consumables	218.0	245.4	432.9	462.6
Total	$633.1	$662.4	$1,256.7	$1,289.6

Operating (loss) profit and reconciliation to income before taxes:
Specialty Products & Technologies	$6.0	$55.7	$50.2	$126.8
Equipment & Consumables	26.5	48.4	62.1	80.9
Other	(1,185.8)	(25.2)	(1,217.5)	(56.7)
Operating (loss) profit	(1,153.3)	78.9	(1,105.2)	151.0
Nonoperating income (expense):
Other (loss) income, net	(1.1)	7.1	(1.0)	7.4
Interest expense, net	(11.7)	(17.4)	(24.6)	(34.1)
(Loss) income before taxes	$(1,166.1)	$68.6	$(1,130.8)	$124.3

Identifiable assets:			June 28, 2024	December 31, 2023
Specialty Products & Technologies			$2,435.9	$3,277.7
Equipment & Consumables			1,921.0	2,338.6
Other			1,081.2	988.8
Total			$5,438.1	$6,605.1

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

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the conditions in the U.S. and global economy, the impact of inflation and increasing interest rates, international economic, political, legal, compliance and business factors, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, contractions or growth rates and cyclicality of markets we serve, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, disruptions relating to war, terrorism, climate change, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, security breaches or other disruptions of our information technology systems or violations of data privacy laws, security breaches or other disruptions affecting our external information technology contractors, vendors or other service providers, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, our ability to attract, develop and retain our key personnel, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to impairment charges for our goodwill and intangible assets, changes in accounting standards and subjective assumptions, estimates and judgments by management, currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, risks relating to product, service or software defects, the impact of regulation on demand for our products and services, and labor matters, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2023 10-K and this Quarterly Report on Form 10-Q.

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
For both the three and six months ended June 28, 2024, sales derived from customers outside of the United States were 52.8% compared to the three and six months ended June 30, 2023, of 52.7% and 52.5%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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

Foreign Currency Exchange Rates

On a period-over-period basis, currency exchange rates negatively impacted reported sales by 1.2% for both the three and six months ended June 28, 2024, compared to the comparable periods of 2023, primarily due to the strength of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

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

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the three and six months ended June 28, 2024 and June 30, 2023.

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

Usage Rate Assumptions Related To Aligner Treatment Plans

Our aligner business, included in the Specialty, Products & Technologies segment, enters into revenue contracts that involve multiple future performance obligations which include optional aligners at no additional charge. Our treatment plans are comprised of the following performance obligations: initial aligner shipment and the shipment of any optional refinement aligners. For such plans, we also consider usage rates, which is the number of times a customer is expected to order additional refinement aligners. This usage rate is the basis for estimating the amount of transaction price to allocate to future performance obligations.

We continually review and update the usage rate and other related assumptions. As part of this review throughout 2024, we updated our assumptions based on our evaluation of current inputs and historical usage data. This evaluation resulted in an increase in the aggregate amount of transaction price allocated to future performance obligations for new treatment plans entered into during the year, which impacted the timing of revenue recognition. Future changes to usage rates and related assumptions may impact the pattern of revenue recognition for future treatment plans. The process of estimating the number of times a clear aligner customer is expected to order additional aligners after the initial aligner shipment requires judgment and evaluation of inputs, including historical usage data in order to predict future usage patterns.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and six months ended June 28, 2024, compared to the three and six months ended June 30, 2023.

	Three Months Ended
($ in millions)	June 28, 2024		June 30, 2023		% Change
Sales	$633.1	100.0%	$662.4	100.0%	(4.4)%
Cost of sales	306.5	48.4%	283.8	42.8%	8.0%
Gross profit	326.6	51.6%	378.6	57.2%	(13.7)%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	302.5	47.8%	272.9	41.2%	10.8%
Research and development (“R&D”) expenses	23.6	3.7%	26.8	4.0%	(11.9)%
Goodwill and intangible asset impairment	1,153.8	182.2%	—	—%
Operating (loss) profit	(1,153.3)	(182.2)%	78.9	11.9%	NM
Nonoperating income (expense):
Other (expense) income, net	(1.1)	(0.2)%	7.1	1.1%	(115.5)%
Interest expense, net	(11.7)	(1.8)%	(17.4)	(2.6)%	(32.8)%
(Loss) income before income taxes	(1,166.1)	(184.2)%	68.6	10.4%	NM
Income tax expense	(14.5)	(2.3)%	16.7	2.5%	(186.8)%
Net (loss) income	$(1,151.6)	(181.9)%	$51.9	7.8%	NM

Effective tax rate	1.2%		24.3%

	Six Months Ended
($ in millions)	June 28, 2024		June 30, 2023		% Change
Sales	$1,256.7	100.0%	$1,289.6	100.0%	(2.6)%
Cost of sales	573.8	45.7%	548.3	42.5%	4.7%
Gross profit	682.9	54.3%	741.3	57.5%	(7.9)%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	587.4	46.7%	539.0	41.8%	9.0%
Research and development (“R&D”) expenses	46.9	3.7%	51.3	4.0%	(8.6)%
Goodwill and intangible asset impairment	1,153.8	91.8%	—	—%
Operating (loss) profit	(1,105.2)	(87.9)%	151.0	11.7%	NM
Nonoperating income (expense):
Other (expense) income, net	(1.0)	(0.1)%	7.4	0.6%	(113.5)%
Interest expense, net	(24.6)	(2.0)%	(34.1)	(2.6)%	(27.9)%
(Loss) income before income taxes	(1,130.8)	(90.0)%	124.3	9.6%	NM
Income tax expense	(2.8)	(0.2)%	28.6	2.2%	(109.8)%
Net income	$(1,128.0)	(89.8)%	$95.7	7.4%	NM

Effective tax rate	0.2%		23.0%
Non-meaningful percentage change related to year-to-year comparisons are designated as NM.

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(4.4)%	(2.6)%
Plus the impact of:
Currency exchange rates	1.2%	1.2%
Core sales growth (non-GAAP)	(3.2)%	(1.4)%
Sales and core sales growth for the three months ended June 28, 2024 decreased 4.4% and 3.2%, respectively, as compared to the corresponding period in 2023. A decrease in sales volume negatively impacted sales by 4.5% on a period-over-period basis, partially offset by an increase in sales price of 1.3%. Sales volume for the three months ended June 28, 2024 was impacted by an increase in the revenue deferral from our clear aligner treatment plans resulting from higher usage rates, while overall sales decreased primarily due to lower demand in North America and China.
Sales and core sales growth for the six months ended June 28, 2024 decreased 2.6% and 1.4%, respectively, as compared to the corresponding period in 2023. A decrease in sales volume negatively impacted sales by 2.0% on a period-over-period basis, partially offset by an increase in sales price of 0.6%. Sales volume for the six months ended June 28, 2024 was impacted by an increase in the revenue deferral from our clear aligner treatment plans resulting from higher usage rates, while overall sales decreased due to lower demand in North America, partially offset by an increase in China.
COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of sales	$306.5	$283.8	$573.8	$548.3
Gross profit margin	51.6%	57.2%	54.3%	57.5%
The increase in cost of sales during the three and six months ended June 28, 2024 as compared to the comparable periods in 2023, was primarily due to the impairment of certain long-lived assets, unfavorable product mix and lower period-over-period savings associated with productivity improvements.
The decrease in gross profit margin percentage during the three and six months ended June 28, 2024, as compared to the comparable periods in 2023, was primarily due to the impairment of certain long-lived assets, unfavorable product mix, and lower period-over-period savings associated with productivity improvements, partially offset by an increase in sales price.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Selling, general and administrative expenses	$302.5	$272.9	$587.4	$539.0
Research and development expenses	$23.6	$26.8	$46.9	$51.3
Goodwill and intangible asset impairment		$—		$—
SG&A as a % of sales	47.8%	41.2%	46.7%	41.8%
R&D as a % of sales	3.7%	4.0%	3.7%	4.0%

The increase in SG&A expenses as a percentage of sales for the three months ended June 28, 2024 as compared to the comparable period of 2023, was primarily due to higher sales and marketing costs, increased compensation and higher bad debt and legal settlement costs.
The increase in SG&A expenses as a percentage of sales for the six months ended June 28, 2024 as compared to the comparable period of 2023, was primarily due to higher sales and marketing costs, increased compensation, increased bad debt and higher legal settlement costs, partially offset by a decrease in amortization of intangible assets.
R&D expenses as a percentage of sales for the three and six months ended June 28, 2024, was consistent with the comparable periods in 2023.
Goodwill and intangible asset impairment for the three and six months ended June 28, 2024 of $1,153.8 million consisted of a $960.5 million goodwill charge and a $193.3 million intangible asset charge. Approximately $707.8 million of the goodwill impairment charge related to our Specialty Products & Technologies segment and $252.7 million related to our Equipment & Consumables segment. The reduction in value is due to adverse macroeconomic factors as a result of weakened global demand, a sustained suppressed stock price, higher cost of capital, and increased raw material, supply chain and service costs, which are contributing to reduced revenue forecasts, lower operating margins, and reduced expectations of future cash flows. The intangible asset impairment charges consist of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment and $92.2 million consisting of certain finite-lived patents and technology and customer relationships within the Equipment & Consumables segment and are primarily due to a reduction in projected cash flows discussed above.

There were no goodwill and intangible asset impairment charges recorded for the three or six month periods ended June 30, 2023.

OTHER (EXPENSE) INCOME, NET
Other expense, net for the three and six months ended June 28, 2024 primarily consists of a $1.1 million net loss on equity investments, while other income, net for the three and six months ended June 30, 2023 primarily consists of a $6.9 million gain on an equity investment.

INTEREST COSTS AND FINANCING
Interest costs were $11.7 million and $17.4 million for the three months ended June 28, 2024 and June 30, 2023, respectively, and $24.6 million and $34.1 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The decrease in interest expense was primarily due to higher returns on cash and cash equivalents, partially offset by higher variable rate term borrowings and interest rates.

INCOME TAXES

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Effective tax rate	1.2%	24.3%	0.2%	23.0%

Our effective tax rate of 1.2% and 0.2% for the three and six months ended June 28, 2024, respectively, differed from the comparable periods in 2023 primarily due to impairment charges for goodwill and intangible assets not deductible for tax purposes.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$415.1	$417.0	$823.8	$827.0
Operating profit	$6.0	$55.7	$50.2	$126.8
Operating profit as a % of sales	1.4%	13.4%	6.1%	15.3%
Sales and Core Sales Growth

	% Change Three Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(0.5)%	(0.4)%
Plus the impact of:
Currency exchange rates	1.4%	1.3%
Core sales growth (non-GAAP)	0.9%	0.9%
Sales
Sales for the three months ended June 28, 2024 decreased 0.5% while core sales growth increased by 0.9% compared to the comparable period in 2023. An increase in sales volume and price positively impacted sales by 0.7% and 0.2%, respectively, on a period-over-period basis.
Sales for the six months ended June 28, 2024 decreased 0.4% while core sales growth increased by 0.9% compared to the comparable period in 2023. An increase in sales volume positively impacted sales by 0.9% on a period-over-period basis.

Sales volume increased for both the three and six months ended June 28, 2024 but was impacted by an increase in the revenue deferral from our clear aligner treatment plans resulting from higher usage rates, while overall sales decreased primarily due to lower demand in North America, partially offset by growth in China and Europe.

Operating Profit
Operating profit margin was 1.4% for the three months ended June 28, 2024, as compared to an operating profit margin of 13.4% for the comparable period of 2023. Operating profit margin was 6.1% for the six months ended June 28, 2024, as compared to an operating profit margin of 15.3% for the comparable period of 2023. The decrease in operating profit margin for both the three and six month periods was primarily due to an increase in revenue deferral from our clear aligner treatment plans resulting from higher usage rates, impairment of certain long-lived assets, higher bad debt costs, unfavorable product mix, lower period-over-period savings associated with productivity improvements and higher costs related to our long-term growth initiatives.
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

Equipment & Consumables Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$218.0	$245.4	$432.9	$462.6
Operating profit	$26.5	$48.4	$62.1	$80.9
Operating profit as a % of sales	12.2%	19.7%	14.3%	17.5%
Sales and Core Sales Growth

	% Change Three Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(11.2)%	(6.4)%
Plus the impact of:
Currency exchange rates	1.1%	0.9%
Core sales growth (non-GAAP)	(10.1)%	(5.5)%
Sales
Sales and core sales growth for the three months ended June 28, 2024 decreased 11.2%, and 10.1%, respectively, compared to the comparable period in 2023. A decrease in sales volume negatively impacted sales by 13.2% on a period-over-period basis, partially offset by an increase in sales price of 3.1%. Sales and core sales growth for the six months ended June 28, 2024 decreased 6.4%, and 5.5%, respectively, compared to the comparable period in 2023. A decrease in sales volume negatively impacted sales by 7.1% on a period-over-period basis, partially offset by an increase in sales price of 1.6%. The decrease in sales for both the three and six months ended June 28, 2024 is primarily due to lower demand from North America, Europe and China.
Operating Profit
Operating profit margin was 12.2% for the three months ended June 28, 2024, as compared to an operating profit margin of 19.7% for the comparable period of 2023. The decrease in operating profit margin was primarily due to a decrease in sales volume and unfavorable product mix, partially offset by favorable sales price.
Operating profit margin was 14.3% for the six months ended June 28, 2024, as compared to an operating profit margin of 17.5% for the comparable period in 2023. The decrease in operating profit margin was primarily due to a decrease in sales volume and unfavorable product mix, partially offset by favorable sales price and a decrease in amortization of intangible assets.

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

Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Six Months Ended
	June 28, 2024	June 30, 2023
Net cash provided by operating activities	$133.4	$78.2

Payments for additions to property, plant and equipment	$(17.8)	$(31.6)
Proceeds from sale of equity investment	0.4	10.7
All other investing activities, net	0.8	(3.9)
Net cash used in investing activities	$(16.6)	$(24.8)

Proceeds from stock option exercises	$1.9	$5.9
Tax withholding payment related to net settlement of equity awards	(3.4)	(6.4)
All other financing activities	(0.8)	1.6
Net cash (used in) provided by financing activities	$(2.3)	$1.1

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $133.4 million during the six months ended June 28, 2024, as compared to net cash provided by operating activities of $78.2 million for the comparable period of 2023. The increase in cash provided by operating activities during the six months ended June 28, 2024 is primarily due to timing of vendor payments combined with an increase in cash collections, partially offset by lower net income as compared to 2023.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $16.6 million for the six months ended June 28, 2024, as compared to net cash used in investing activities of $24.8 million for the comparable period in 2023, and was primarily due to the lower payments for purchases of property, plant and equipment offset by the absence of proceeds for the sale of an equity investment in the prior year.

Financing Activities
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash used by finance activities was $2.3 million for the six months ended June 28, 2024 compared to net cash provided by financing activities of $1.1 million for the comparable period of 2023, primarily due to lower cash proceeds from stock option exercises.

For a description of our outstanding debt as of June 28, 2024, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of June 28, 2024, we held $1,036.2 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $338.2 million was held within the United States and $698.0 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2023 10-K.

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

As of June 28, 2024, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

Contractual Obligations
There were no material changes to our contractual obligations during the three and six months ended June 28, 2024.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2023 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of June 28, 2024, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates described in the 2023 10-K that have had a material impact on our Condensed Consolidated Financial Statements, other than the below related to acquired intangibles.

Acquired Intangibles

Our business acquisitions typically result in the recognition of goodwill, technology, customer relationships and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Note 6 to our Condensed Consolidated Financial Statements for a description of our policies relating to goodwill and acquired intangibles.

We review goodwill and identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test goodwill and intangible assets with indefinite lives at least annually for impairment. Determining whether an impairment loss occurred requires valuation, including making a comparison of the carrying amount to the sum of discounted cash flows expected to be generated by the asset. These analyses require us to make judgments and estimates about future sales, expenses, market conditions and discount rates related to these assets. If actual results are not consistent with our estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken to net income which would adversely affect our consolidated financial statements.

In preparing our financial statements for the quarter ended June 28, 2024, we identified indicators of a "more likely than not" impairment related to various reporting units within our Specialty Products & Technologies and Equipment & Consumables segments. For goodwill, we used the income approach in performing our goodwill impairment test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. Our reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. The income approach uses a discounted cash flow model with inputs developed using both internal and market-based data. Our significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit which include, but are not limited to, discount rates, revenue growth rates, and operating margin assumptions. The discounted cash flow model requires judgments and assumptions about projected sales growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and our judgment in applying them to the analysis of goodwill impairment.

Our goodwill impairment analysis for the three and six months ended June 28, 2024 indicated that the fair value of five of our eight reporting units did not exceed their carrying values and consequently resulted in a $960.5 million impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the three reporting units not impaired, ranged from approximately 38% to approximately 88%, and zero for the five reporting units with impairments. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the three reporting units not impaired, ranged from approximately 24% to approximately 69%. For the five impaired reporting units, the application of a hypothetical 10% decrease in fair value would result in an additional impairment of approximately $289 million.

For indefinite-lived intangible assets, we used the relief from royalty method to estimate the fair value. Our significant assumptions vary amongst, and are specific to, each underlying indefinite-lived intangible asset which includes, but is not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and royalty rates. As a result of our indefinite-lived intangible asset impairment test during the three and six months ended June 28, 2024, we recorded an impairment charge of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment. The reduction in value is primarily due to a reduction in projected cash flows as discussed above.

Our impairment analysis for indefinite-lived intangible assets for the three and six months ended June 28, 2024, indicated that the fair value of two of our three trade names did not exceed their carrying value and consequently resulted in a $101.1 million impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the asset) for the remaining intangible asset was approximately 41%. In order to evaluate the sensitivity of the fair value calculations used in the indefinite-lived intangible asset impairment test, we applied a hypothetical 10% decrease to the fair value and compared that hypothetical value to the underlying asset carrying value. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the intangible asset) for the intangible asset was approximately 27%. For the two trade names impaired, the application of a hypothetical 10% decrease in fair value would result in an additional impairment of approximately $20 million.

Furthermore, we review the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For the three and six months ended June 28, 2024, we recorded an impairment of $92.2 million related to developed technology and customer relationships within our Equipment & Consumables segment. We did not record any impairment loss for finite-lived intangible assets for the three and six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2023 10-K. There were no material changes to this information reported in our 2023 10-K during the quarter ended June 28, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2023 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2023 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2024 (“Q1 10-Q”), which could materially affect our business, financial position, or future results of operations. The risks described in our 2023 10-K and Q1 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our 2023 10-K and Q1 10-Q.

We have recognized substantial impairment charges for our goodwill and indefinite-lived assets and may be required to recognize additional impairment charges for our goodwill and other intangible assets in the future.
As of June 28, 2024, the net carrying value of our goodwill and other intangible assets totaled approximately $3.0 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. The valuation models used to determine the fair value of goodwill or intangible assets are dependent upon various assumptions and reflect management’s best estimates. We conducted a goodwill and an intangibles impairment test during the second quarter of 2024 and recorded a pre-tax goodwill impairment charge of $960.5 million related to certain reporting units and a pre-tax impairment charge related to certain trade names, developed technology and customer relationships for $193.3 million. As the fair value of these reporting units and indefinite-lived intangible assets approximate carrying value as of June 28, 2024, any further decline in key assumptions could result in additional impairment in future periods.

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

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, future performance obligations, valuation of intangible assets and goodwill, purchase price allocations and contingent consideration related to business combinations, stock-based compensation expense and income taxes, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by management could significantly change or increase volatility of our reported or expected financial performance or financial condition. Please refer to Note 2 to our Consolidated Financial Statements in our 2023 10-K for additional information on our significant accounting policies and underlying assumptions, estimates and judgments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the quarter ended June 28, 2024, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K under the Exchange Act.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, Commission File No. 001-39054)

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 24, 2024, Commission File No. 001-39054).

3.3
Third Amended and Restated Bylaws of Envista Holdings Corporation effective as of May 22, 2023 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on May 26, 2023, Commission File No. 001-39054)

10.1*
Employment Agreement, by and between Envista Holdings Corporation and Paul Keel, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2024, Commission File No. 001-39054).

10.2*	Amendment to Transition Letter Agreement, by and between Envista Holdings Corporation and Amir Aghdaei, dated as of April 30, 2024.
10.3*	Offer Letter Agreement, dated June 23, 2024, between DH Dental Employment Services, LLC and Eric Hammes.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISTA HOLDINGS CORPORATION
Date: August 7, 2024	By:	/s/ Faez Kaabi
Faez Kaabi
Vice President and Chief Accounting Officer