Form 10-Q
period 2024-09-27
Envista Holdings Corp
filed 2024-10-30
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of October 25, 2024, was 172,096,816.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	September 27, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$991.3	$940.0
Trade accounts receivable, less allowance for credit losses of $28.0 and $17.3, respectively	392.1	407.5
Inventories, net	265.6	258.8
Prepaid expenses and other current assets	148.0	137.4
Total current assets	1,797.0	1,743.7
Property, plant and equipment, net	291.5	309.6
Operating lease right-of-use assets	141.7	125.1
Other long-term assets	250.6	180.5
Goodwill, net	2,333.8	3,292.2
Other intangible assets, net	696.1	954.0
Total assets	$5,510.7	$6,605.1
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$115.8	$115.3
Trade accounts payable	172.1	179.5
Accrued expenses and other liabilities	541.4	455.7
Operating lease liabilities	36.2	30.3
Total current liabilities	865.5	780.8
Operating lease liabilities	117.4	109.9
Other long-term liabilities	149.7	142.4
Long-term debt	1,305.6	1,398.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at September 27, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 174.0 million shares issued and 172.0 million shares outstanding at September 27, 2024; 173.3 million shares issued and 171.5 million shares outstanding at December 31, 2023	1.7	1.7
Additional paid-in capital	3,783.0	3,758.2
Accumulated (deficit) earnings	(488.6)	631.2
Accumulated other comprehensive loss	(223.6)	(217.2)
Total stockholders’ equity	3,072.5	4,173.9
Total liabilities and stockholders’ equity	$5,510.7	$6,605.1
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$601.0	$631.3	$1,857.7	$1,920.9
Cost of sales	283.7	268.0	857.5	816.3
Gross profit	317.3	363.3	1,000.2	1,104.6
Operating expenses:
Selling, general and administrative	270.9	257.7	858.3	796.7
Research and development	25.5	22.3	72.4	73.6
Goodwill and intangible asset impairment	—	—	1,153.8	—
Operating profit (loss)	20.9	83.3	(1,084.3)	234.3
Nonoperating (expense) income:
Other income (expense), net	0.6	(32.1)	(0.4)	(24.7)
Interest expense, net	(11.9)	(15.4)	(36.5)	(49.5)
Income (loss) before income taxes	9.6	35.8	(1,121.2)	160.1
Income tax expense (benefit)	1.4	14.3	(1.4)	42.9
Net income (loss)	$8.2	$21.5	$(1,119.8)	$117.2
Earnings (loss) per share:
Earnings (loss) earnings - basic	$0.05	$0.13	$(6.51)	$0.71
Earnings (loss) earnings - diluted	$0.05	$0.12	$(6.51)	$0.66
Average common stock and common equivalent shares outstanding:
Basic	172.2	168.2	172.1	165.3
Diluted	172.9	175.2	172.1	176.3
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income (loss)	$8.2	$21.5	$(1,119.8)	$117.2
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	78.1	(69.6)	(5.9)	(80.7)
Pension plan adjustments	(0.1)	(0.3)	(0.5)	(1.0)
Total other comprehensive income (loss), net of income taxes	78.0	(69.9)	(6.4)	(81.7)
Comprehensive income (loss)	$86.2	$(48.4)	$(1,126.2)	$35.5
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Nine Months Ended September 27, 2024
	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$1.7	$3,758.2	$631.2	$(217.2)	$4,173.9
Common stock-based award activity	—	9.2	—	—	9.2
Net income	—	—	23.6	—	23.6
Other comprehensive loss	—	—	—	(66.4)	(66.4)
Balance, March 29, 2024	1.7	3,767.4	654.8	(283.6)	4,140.3
Common stock-based award activity	—	6.0	—	—	6.0
Net loss	—	—	(1,151.6)	—	(1,151.6)
Other comprehensive loss	—	—	—	(18.0)	(18.0)
Balance, June 28, 2024	1.7	3,773.4	(496.8)	(301.6)	2,976.7
Common stock-based award activity	—	9.6	—	—	9.6
Net income	—	—	8.2	—	8.2
Other comprehensive income	—	—	—	78.0	78.0
Balance, September 27, 2024	$1.7	$3,783.0	$(488.6)	$(223.6)	$3,072.5

	Nine Months Ended September 29, 2023
	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2022	$1.6	$3,699.0	$731.4	$(225.1)	$4,206.9
Common stock-based award activity	—	13.8	—	—	13.8
Net income	—	—	43.8	—	43.8
Other comprehensive income	—	—	—	14.5	14.5
Balance, March 31, 2023	1.6	3,712.8	775.2	(210.6)	4,279.0
Common stock-based award activity	—	6.4	—	—	6.4
Net income	—	—	51.9	—	51.9
Other comprehensive loss	—	—	—	(26.3)	(26.3)
Balance, June 30, 2023	1.6	3,719.2	827.1	(236.9)	4,311.0
Common stock-based award activity	—	6.4	—	—	6.4
Partial exchange of convertible notes due 2025 and partial unwind of capped call transactions. See Note 12	0.1	24.1	—	—	24.2
Net income	—	—	21.5	—	21.5
Other comprehensive loss	—	—	—	(69.9)	(69.9)
Balance, September 29, 2023	$1.7	$3,749.7	$848.6	$(306.8)	$4,293.2

See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net (loss) income	$(1,119.8)	$117.2
Noncash items:
Depreciation	31.6	26.8
Amortization	63.7	75.9
Allowance for credit losses	16.0	3.5
Stock-based compensation expense	26.1	26.2
Loss (gain) on equity investments, net	0.5	(3.6)
Gain on sale of property, plant and equipment	—	(2.0)
Restructuring charges	—	0.7
Goodwill and intangible asset impairments	1,153.8	—
Fixed assets impairments and other charges	17.1	0.3
Non-cash operating lease costs	23.1	19.9
Inducement expense related to exchange of convertible notes	—	28.5
Amortization of debt discount and issuance costs	3.7	3.4
Deferred income taxes	(46.8)	—
Change in trade accounts receivable	(0.9)	(33.0)
Change in inventories	(11.6)	9.4
Change in trade accounts payable	(7.5)	(53.2)
Change in prepaid expenses and other assets	(12.9)	5.4
Change in accrued expenses and other liabilities	99.5	(26.1)
Change in operating lease liabilities	(31.5)	(25.6)
Net cash provided by operating activities	204.1	173.7
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(25.2)	(50.0)
Purchases of investments held in rabbi trust	(32.6)	—
Proceeds from sale of investments held in rabbi trust	8.8	—
Proceeds from sale of equity investment	0.4	10.7
All other investing activities, net	1.4	(10.5)
Net cash used in investing activities	(47.2)	(49.8)
Cash flows from financing activities:
Proceeds from stock option exercises	2.0	7.5
Tax withholding payment related to net settlement of equity awards	(4.0)	(7.8)
Proceeds from issuance of convertible notes due 2028	—	500.2
Debt issuance costs related to issuance of convertible notes due 2028	—	(13.5)
Principal paid related to exchange of convertible notes due 2025	—	(401.2)

Proceeds from borrowings	—	323.5
Repayment of borrowings	(100.0)	(288.8)
Debt issuance costs related to other borrowings	—	(4.5)
All other financing activities	(0.8)	0.2
Net cash (used in) provided by financing activities	(102.8)	115.6
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(22.2)
Net change in cash and cash equivalents	51.3	217.3
Beginning balance of cash and cash equivalents	940.0	606.9
Ending balance of cash and cash equivalents	$991.3	$824.2

Supplemental data:
Cash paid for interest	$45.4	$47.9
Cash paid for taxes	$29.8	$49.5
ROU assets obtained in exchange for operating lease obligations	$44.5	$18.9
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of September 27, 2024 and December 31, 2023, and its results of operations for the three and nine month periods ended September 27, 2024 and September 29, 2023 and cash flows for the nine month periods ended September 27, 2024 and September 29, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2023, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 15, 2024.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2023	$17.3
Foreign currency translation	(0.1)
Provision for credit losses	16.0
Write-offs charged against the allowance	(3.1)
Recoveries	(2.1)
Balance at September 27, 2024	$28.0

NOTE 3. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	September 27, 2024	December 31, 2023
Finished goods	$209.5	$196.4
Work in process	24.9	17.2
Raw materials	93.1	100.3
Reserve for inventory obsolescence	(61.9)	(55.1)
Total	$265.6	$258.8

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	September 27, 2024	December 31, 2023
Land and improvements	$10.0	$10.0
Buildings and improvements	167.9	157.4
Machinery, equipment and other assets	437.2	417.9
Construction in progress	40.5	65.3
Gross property, plant and equipment	655.6	650.6
Less: accumulated depreciation	(364.1)	(341.0)
Property, plant and equipment, net	$291.5	$309.6

For the nine months ended September 27, 2024, the Company recognized fixed asset impairment charges of $13.0 million for certain assets included in machinery, equipment and other assets and construction in progress related to its Specialty Products & Technologies segment. The fixed asset impairment charge is recorded as a component of cost of sales within the Condensed Consolidated Statement of Operations. There were no impairment charges for the three months ended September 27, 2024 nor for the three and nine months ended September 29, 2023.

NOTE 5. EQUITY SECURITY INVESTMENTS USING THE MEASUREMENT ALTERNATIVE METHOD
The summary below represents the Company’s equity security investments using the measurement alternative method that do not have readily determinable fair values. The Company records these investments at cost, and they are remeasured to fair value upon observable price changes in orderly transactions for the identical or similar investment of the same issuer, or upon impairment. The Company records these investments as Other long-term assets in the Condensed Consolidated Balance Sheets and are summarized as follows ($ in millions):

	September 27, 2024	December 31, 2023
Equity security investments	$27.6	$28.6

The Company records net realized and unrealized gains (losses) for the above security investments in other income (expense), net, in the Condensed Consolidated Statements of Operations. Net unrealized gains (losses) are summarized as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Investment loss
Unrealized loss	$—	$(3.3)	$(1.5)	$(3.3)
Total	$—	$(3.3)	$(1.5)	$(3.3)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill and indefinite-lived intangibles are not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. The Company assesses both goodwill and indefinite-lived intangible assets for impairment as of the first day of the fourth quarter annually or more frequently if events or changes in circumstances indicate the asset might be impaired. During the nine months ended September 27, 2024, the Company identified indicators of a "more likely than not" impairment related to its various reporting units within the Specialty Products & Technologies and Equipment & Consumables segments.

The Company used the income approach in performing a goodwill impairment test in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. The income approach uses a discounted cash flow model with inputs developed using both internal and market-based data. The Company's significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit which include, but are not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and operating margin percentages. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, impact of competition, new product development and future economic conditions. As a result of this impairment test, the Company recorded a pre-tax goodwill impairment charge of $707.8 million related to its Specialty Products & Technologies segment and $252.7 million related to its Equipment & Consumables segment during the nine months ended September 27, 2024. The reduction in value was primarily due to adverse macroeconomic factors such as a sustained suppressed stock price, higher cost of borrowing and inflationary pressures, geopolitical factors, and lower forecast of operating results which contributed to reduced expectations of future cash flows as mentioned above.

The Company used the relief from royalty method to estimate the fair value of its indefinite-lived intangible assets. The Company's significant assumptions vary amongst, and are specific to, each underlying indefinite-lived intangible asset which include, but are not limited to, revenue growth rates assumptions (including perpetual growth rates), discount rates and royalty rates. The Company recorded an impairment charge of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment during the nine months ended September 27, 2024. The reduction in value was primarily due to a reduction in projected cash flows due to the factors discussed above.

Any deviation in actual financial results compared to the forecasted financial results or valuation assumptions used in the impairment tests, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets, among other factors, could have a material adverse effect on the fair value of either the reporting units or indefinite-lived intangible assets and could result in future impairment charges. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings. These impairment charges described above were recorded in the goodwill and intangible asset impairment line within the Condensed Consolidated Statements of Operations during the nine months ended September 27, 2024.

There were no goodwill impairment charges recorded for the three month period ended September 27, 2024 nor the three or nine month periods ended September 29, 2023.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2023	$2,007.0	$(134.5)	$1,872.5	$1,497.5	$(77.8)	$1,419.7	$3,504.5	$(212.3)	$3,292.2
Impairment charges	—	(707.8)	(707.8)	—	(252.7)	(252.7)	—	(960.5)	(960.5)
Foreign currency translation	0.4	—	0.4	1.7	—	1.7	2.1	—	2.1
Balance at September 27, 2024	$2,007.4	$(842.3)	$1,165.1	$1,499.2	$(330.5)	$1,168.7	$3,506.6	$(1,172.8)	$2,333.8

Additionally, management reviews the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other factors, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the nine months ended September 27, 2024, the Company recorded an impairment charge of $92.2 million related to developed technology and customer relationships within the Equipment & Consumables segment. The reduction in value was primarily due to a reduction in projected cash flows due to the factors discussed above.
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful life. The following summarizes the gross carrying value, accumulated amortization and accumulated impairment losses, for each major category of intangible asset ($ in millions):

	As of September 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$390.3	$(239.4)	$(87.2)	$63.7
Customer relationships and other intangibles	912.5	(727.9)	(5.0)	179.6
Trademarks and trade names	190.9	(89.5)	—	101.4
Total finite-lived intangibles	1,493.7	(1,056.8)	(92.2)	344.7
Indefinite-lived intangibles:
Trademarks and trade names	498.5	—	(147.1)	351.4
Total intangibles	$1,992.2	$(1,056.8)	$(239.3)	$696.1

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$439.5	$(269.1)	$—	$170.4
Customer relationships and other intangibles	928.1	(706.9)	—	221.2
Trademarks and trade names	225.5	(115.8)	—	109.7
Total finite-lived intangibles	1,593.1	(1,091.8)	—	501.3
Indefinite-lived intangibles:
Trademarks and trade names	498.7	—	(46.0)	452.7
Total intangibles	$2,091.8	$(1,091.8)	$(46.0)	$954.0

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	September 27, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$151.1	$25.5	$120.0	$23.1
Sales and product allowances	70.3	1.6	72.0	1.7
Contract liabilities	137.2	20.8	106.4	8.4
Taxes, income and other	62.6	43.6	39.9	44.3
Restructuring-employee severance, benefits and other	7.2	—	16.0	—
Pension benefits	5.8	25.1	5.8	30.1
Loss contingencies	6.7	24.1	11.0	27.0
Other	100.5	9.0	84.6	7.8
Total	$541.4	$149.7	$455.7	$142.4

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

The change in the fair value of the cross-currency swap instrument and the foreign currency translation of the senior euro term loan facilities are recorded in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 14.

The Company has also historically used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior term and senior euro term loan facilities. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss (see Note 14). The interest income or expense from the cross-currency and interest rate swaps is recorded in interest expense, net in the Company’s Condensed Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. The Company did not have any outstanding interest rate swap contracts as of September 27, 2024.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive loss (“OCI”) for the three and nine months ended September 27, 2024 and September 29, 2023 ($ in millions):

	Three Months Ended
	September 27, 2024		September 29, 2023
	Notional Amount	Loss Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$390.7	$(15.7)	$370.1	$11.6
Foreign currency contract	150.0	(5.9)	150.0	4.2
Total	$540.7	$(21.6)	$520.1	$15.8

	Nine Months Ended
	September 27, 2024		September 29, 2023
	Notional Amount	Loss Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$390.7	$(4.3)	$370.1	$7.3
Foreign currency contract	150.0	(1.6)	150.0	2.5
Total	$540.7	$(5.9)	$520.1	$9.8

The Company did not reclassify any deferred gains or losses related to its net investment hedge from accumulated other comprehensive loss to income during the three and nine months ended September 27, 2024 and September 29, 2023. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from accumulated other comprehensive loss into income during the three and nine months ended September 27, 2024 and September 29, 2023. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge is classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company’s derivative instrument, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	September 27, 2024	December 31, 2023
Derivative liabilities:
Accrued expenses and other liabilities	$5.0	$—
Other long-term liabilities	$—	$3.3

Nonderivative hedging instruments:
Long-term debt	$390.7	$386.4

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 27, 2024:
Assets:
Investments in rabbi trust	$16.0	$8.3	$—	$24.3
Liabilities:
Cross-currency swap derivative contract	$—	$5.0	$—	$5.0
Deferred compensation plans	$—	$24.3	$—	$24.3
Contingent consideration	$—	$—	$2.0	$2.0

December 31, 2023:
Liabilities:
Cross-currency swap derivative contract	$—	$3.3	$—	$3.3
Deferred compensation plans	$—	$21.4	$—	$21.4
Contingent consideration	$—	$—	$3.8	$3.8

Derivative Instruments
The cross-currency swap derivative contract was classified as Level 2 in the fair value hierarchy as it is measured using the income approach with the relevant foreign currency current exchange rates and forward curves as inputs. Refer to Note 8 for additional information.

Deferred Compensation Plans
Certain management employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. Participants may choose among alternative earning rates for the amounts they defer, which are based on the programs’ investment options. These deferred compensation obligations are classified as Level 2 as inputs are derived principally from, or corroborated by observable market data.

The deferred compensation obligations are funded through a Company established irrevocable rabbi trust (refer to Note 13 Deferred Compensation Plans). The investments in the rabbi trust primarily consist of mutual funds and corporate owned life insurance policies. The mutual funds are valued based on quoted market prices and therefore are classified as Level 1. The corporate owned life insurance policies have cash surrender values (which approximate fair value), that derive their values from investments in mutual funds that are managed by an insurance company, valued using a market approach and therefore are classified within Level 2.

Contingent Consideration
Contingent consideration represents a cash hold back intended to be used for certain liabilities related to the Company’s acquisitions. Contingent consideration was classified as Level 3 in the fair value hierarchy as the estimated fair value was measured using a probability weighted discounted cash flow model.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 27, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in rabbi trust	$24.3	$24.3	$—	$—
Liabilities:
Contingent consideration	$2.0	$2.0	$3.8	$3.8
Cross-currency swap derivative contract	$5.0	$5.0	$3.3	$3.3
Convertible senior notes due 2028	$489.0	$453.8	$486.9	$455.7
Convertible senior notes due 2025	$115.8	$127.3	$115.3	$145.1
Other debt	$816.6	$816.6	$911.2	$911.2

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on September 27, 2024 and December 31, 2023. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivables and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. WARRANTY
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. At September 27, 2024 and December 31, 2023, the warranty liability was $9.4 million and $9.0 million, respectively.

NOTE 11. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $30.8 million and $38.0 million as of September 27, 2024 and December 31, 2023, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 12. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt discount and debt issuance costs ($ in millions):

	September 27, 2024	December 31, 2023
Senior term loan facility due 2028 (the “2028 Term Loan”)	$426.7	$525.8
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	389.9	385.4
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	489.0	486.9
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	115.8	115.3
Total debt	1,421.4	1,513.4
Less: current portion	(115.8)	(115.3)
Long-term debt	$1,305.6	$1,398.1

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively the “2028 Term Loans”). The Second Amended Credit Agreement also includes a revolving credit facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity of $750.0 million and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the revolving credit facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of September 27, 2024 and December 31, 2023 there were no borrowings outstanding under this revolving credit facility. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

The proceeds from the 2028 Term Loans were used to pay outstanding balances of the 2024 Term Loans. The Company paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement.

On September 17, 2024, the Company repaid $100.0 million of the 2028 Term Loan.

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

The interest rates for borrowings under the 2028 Term Loan were 6.68% and 6.70% as of September 27, 2024 and December 31, 2023, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 4.80% and 5.00% as of September 27, 2024 and December 31, 2023, respectively. Interest is payable monthly for the 2028 Term Loans. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of September 27, 2024.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of September 27, 2024, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

Holders may convert at any time on or after December 2, 2024, until the close of business on the second scheduled trading day preceding the maturity date. Holders will also have the right to convert prior to December 2, 2024, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2025 Convertible Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. The 2025 Convertible Notes are classified as short-term debt as of September 27, 2024 and December 31, 2023, as holders may convert at any time after December 2, 2024.

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

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Contractual interest expense:
2028 Convertible Notes	$2.2	$1.2	$6.6	$1.2
2025 Convertible Notes	0.7	2.3	2.1	8.4
Amortization of debt issuance costs:
2028 Convertible Notes	0.7	0.3	2.1	0.3
2025 Convertible Notes	0.1	0.4	0.5	1.9
Total interest expense	$3.7	$4.2	$11.3	$11.8

For the three and nine months ended September 27, 2024 and September 29, 2023, the debt issuance costs were amortized using an annual effective interest rate of 2.4% and 3.0% for the 2028 Convertible Notes and the 2025 Convertible Notes, respectively.

As of September 27, 2024, the if-converted value of the 2025 Convertible Notes and the 2028 Convertible Notes did not exceed their respective outstanding principal amounts. As of December 31, 2023, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $16.9 million while the if-converted value of the 2028 Convertible Notes did not exceed the outstanding principal.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	September 27, 2024	December 31, 2023
2028 Convertible Notes	$11.2	$13.3
2025 Convertible Notes	0.5	1.0
2028 Term Loan	3.3	4.2
2028 Euro Term Loan	0.8	1.0
	$15.8	$19.5

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

NOTE 13. DEFERRED COMPENSATION PLANS
Certain management employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. The obligations are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets (refer to Note 7). Participants may choose among alternative earnings rates for the amounts they defer, which are based on the programs’ investment options. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts. Amounts voluntarily deferred by employees into the Company stock fund and amounts contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of Company common stock, and therefore are not reflected in the plan obligations.

As a nonqualified compensation plan, funding of the obligation is not required; however during the quarter ended September 27, 2024, the Company funded the plan obligations through a Company established irrevocable rabbi trust. The assets held in the irrevocable rabbi trust consist primarily of mutual funds and corporate owned life insurance policies, which are measured at fair value, and are intended to align with the deferred compensation obligation investment options selected by plan participants (refer to Note 9).

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended September 27, 2024
Balance, June 28, 2024	$(307.7)	$6.1	$(301.6)
Other comprehensive loss before reclassifications:
Increase	72.8	—	72.8
Income tax impact	5.3	—	5.3
Other comprehensive loss before reclassifications, net of income taxes	78.1	—	78.1
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.2)	(0.2)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	78.1	(0.1)	78.0
Balance, September 27, 2024	$(229.6)	$6.0	$(223.6)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended September 29, 2023
Balance, June 30, 2023	$(251.6)	$14.7	$(236.9)
Other comprehensive loss before reclassifications:
Decrease	(65.7)	—	(65.7)
Income tax impact	(3.9)	—	(3.9)
Other comprehensive loss before reclassifications, net of income taxes	(69.6)	—	(69.6)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.4)	(0.4)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.3)	(0.3)
Net current period other comprehensive loss, net of income taxes	(69.6)	(0.3)	(69.9)
Balance, September 29, 2023	$(321.2)	$14.4	$(306.8)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 27, 2024
Balance, December 31, 2023	$(223.7)	$6.5	$(217.2)
Other comprehensive loss before reclassifications:
Decrease	(7.4)	—	(7.4)
Income tax impact	1.5	—	1.5
Other comprehensive loss before reclassifications, net of income taxes	(5.9)	—	(5.9)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.6)	(0.6)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.5)	(0.5)
Net current period other comprehensive loss, net of income taxes	(5.9)	(0.5)	(6.4)
Balance, September 27, 2024	$(229.6)	$6.0	$(223.6)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 29, 2023
Balance, December 31, 2022	$(240.5)	$15.4	$(225.1)
Other comprehensive loss before reclassifications:
Decrease	(78.3)	—	(78.3)
Income tax impact	(2.4)	—	(2.4)
Other comprehensive loss before reclassifications, net of income taxes	(80.7)	—	(80.7)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(1.3)	(1.3)
Income tax impact	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(1.0)	(1.0)
Net current period other comprehensive loss, net of income taxes	(80.7)	(1.0)	(81.7)
Balance, September 29, 2023	$(321.2)	$14.4	$(306.8)

NOTE 15. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and nine months ended September 27, 2024 and September 29, 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended September 27, 2024			Three Months Ended September 29, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$165.3	$154.2	$319.5	$170.1	$161.9	$332.0
Western Europe	85.2	24.1	109.3	95.4	24.1	119.5
Other developed markets	21.7	9.6	31.3	22.0	8.4	30.4
Emerging markets	109.5	31.4	140.9	112.0	37.4	149.4
Total	$381.7	$219.3	$601.0	$399.5	$231.8	$631.3

	Nine Months Ended September 27, 2024			Nine Months Ended September 29, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$511.0	$452.3	$963.3	$533.7	$463.4	$997.1
Western Europe	319.9	75.2	395.1	327.0	86.5	413.5
Other developed markets	64.8	25.5	90.3	68.2	27.1	95.3
Emerging markets	309.8	99.2	409.0	297.6	117.4	415.0
Total	$1,205.5	$652.2	$1,857.7	$1,226.5	$694.4	$1,920.9

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

With respect to certain clear aligner treatment plans, the Company enters into contracts that involve multiple future performance obligations which include optional additional aligners at no additional charge. The Company’s treatment plans are comprised of the following performance obligations: initial aligner shipment and the subsequent shipments of any optional refinement aligners. For such plans, the Company also consider usage rates, which is the number of times a customer is expected to order additional refinement aligners.

At September 27, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $126.7 million, including $93.6 million related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 27, 2024 and December 31, 2023, the contract liabilities were $158.0 million and $114.8 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the nine months ended September 27, 2024 and September 29, 2023 that was included in the contract liability balance at December 31, 2023 and December 31, 2022 was $87.4 million and $66.4 million, respectively.

Significant Customers
Sales to the Company’s largest customer were 11% and 10% of total sales for the three and nine months ended September 27, 2024, respectively. Sales to the Company’s largest customer were 13% and 11% of total sales for the three and nine months ended September 29, 2023, respectively.

NOTE 16. RESTRUCTURING ACTIVITIES AND RELATED IMPAIRMENTS
Restructuring Activities
The Company’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to reductions in workforce, the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing the Company’s strategy, pursuant to restructuring programs.
Restructuring related charges by segment were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Specialty Products & Technologies	$0.2	$1.7	$8.1	$9.5
Equipment & Consumables	1.0	5.0	4.2	14.0
Other	0.4	0.1	2.0	1.2
Total	$1.6	$6.8	$14.3	$24.7
Restructuring related charges were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cost of sales	$0.1	$1.0	$5.1	$7.3
Selling, general and administrative expenses	1.5	5.8	9.2	17.4
Total	$1.6	$6.8	$14.3	$24.7

At September 27, 2024 and December 31, 2023, the restructuring liability was $7.2 million and $16.0 million, respectively.

NOTE 17. INCOME TAXES
The Company’s effective tax rates of 14.6% and 39.9% for the three months ended September 27, 2024 and September 29, 2023, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to a shift in the geographical mix of earnings, the impact of a valuation allowance against certain U.S. interest carryforwards in 2024, and the impact of the nondeductible convertible debt inducement expense in 2023.

The Company’s effective tax rates of 0.1% and 26.8% for the nine months ended September 27, 2024 and September 29, 2023, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to the impact of nondeductible impairment charges for goodwill and intangible assets, the impact of a valuation allowance against certain U.S. interest carryforwards in 2024, and the impact of the nondeductible convertible debt inducement expense in 2023.

The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including its recent cumulative earnings experience and expectations of future taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods, reversal patterns of existing deferred tax liabilities, and prudent and feasible tax planning strategies, however, there can be no assurance that the Company’s deferred tax assets will be fully realized. As of the quarter ended September 27, 2024, the Company maintains valuation allowances primarily against certain net operating losses and the portion of its U.S. nondeductible interest expense carryforward that it believes it will more likely than not be unable to realize.

On January 1, 2024, certain provisions of the Organisation for Economic Co-operation and Development base Erosion and Profit Shifting 2.0 Pillar Two global minimum tax (“GMT”) became effective in various jurisdictions. Based on currently enacted law, the impact of GMT on the Company’s 2024 financial results is not expected to be material.

NOTE 18.  EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing the applicable income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes and 2025 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the three and nine months ended September 27, 2024 and September 29, 2023.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net income (loss)	$8.2	$21.5	$(1,119.8)	$117.2

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	172.2	168.2	172.1	165.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units and performance stock units	0.7	2.1	—	2.4
Assumed conversion of 2025 Convertible Notes	—	4.9	—	8.6
Weighted average common shares outstanding used in diluted earnings per share	172.9	175.2	172.1	176.3

Earnings (loss) per share:
Earnings (loss) - basic	$0.05	$0.13	$(6.51)	$0.71
Earnings (loss) - diluted	$0.05	$0.12	$(6.51)	$0.66

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Stock-based awards	7.0	1.9	6.6	2.0

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

Segment related information is shown below ($ in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales:
Specialty Products & Technologies	$381.7	$399.5	$1,205.5	$1,226.5
Equipment & Consumables	219.3	231.8	652.2	694.4
Total	$601.0	$631.3	$1,857.7	$1,920.9

Operating profit (loss) and reconciliation to income before taxes:
Specialty Products & Technologies	$12.3	$61.4	$62.5	$188.2
Equipment & Consumables	38.6	43.9	100.7	124.8
Other	(30.0)	(22.0)	(1,247.5)	(78.7)
Operating profit (loss)	20.9	83.3	(1,084.3)	234.3
Nonoperating income (expense):
Other income (expense), net	0.6	(32.1)	(0.4)	(24.7)
Interest expense, net	(11.9)	(15.4)	(36.5)	(49.5)
Income (loss) before taxes	$9.6	$35.8	$(1,121.2)	$160.1

Identifiable assets:			September 27, 2024	December 31, 2023
Specialty Products & Technologies			$2,495.6	$3,277.7
Equipment & Consumables			1,969.7	2,338.6
Other			1,045.4	988.8
Total			$5,510.7	$6,605.1

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
For the three and nine months ended September 27, 2024, sales derived from customers outside of the United States were 51.2% and 52.1%, respectively, compared to the three and nine months ended September 29, 2023 of 51.1% and 52.1%, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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

Usage Rate Assumptions Related To Aligner Treatment Plans

Our aligner business, included in the Specialty, Products & Technologies segment, enters into revenue contracts that involve multiple future performance obligations which include optional aligners at no additional charge. Our treatment plans are comprised of the following performance obligations: initial aligner shipment and the subsequent shipments of any optional refinement aligners. For such plans, we also consider usage rates, which is the number of times a customer is expected to order additional refinement aligners. This usage rate is the basis for estimating the amount of transaction price to allocate to future performance obligations.

We continually review and update the usage rate and other related assumptions. As part of this review throughout 2024, we updated our assumptions based on our evaluation of current inputs and historical usage data. This evaluation resulted in certain changes, including an increase in the aggregate amount of transaction price allocated to future performance obligations for new treatment plans entered into during the year, which impacted the timing of revenue recognition. Future changes to usage rates and related assumptions may impact the pattern of revenue recognition for future treatment plans. The process of estimating the number of times a clear aligner customer is expected to order additional aligners after the initial aligner shipment requires judgment and evaluation of inputs, including historical usage data in order to predict future usage patterns.

Foreign Currency Exchange Rates

On a period-over-period basis, currency exchange rates positively impacted reported sales by 0.5% for the three months ended September 27, 2024, compared to the comparable period of 2023, primarily due to the weakened U.S. dollar against major currencies. Additionally, on a period-over-period basis, currency exchange rates negatively impacted reported sales by 0.6% for the nine months ended September 27, 2024, compared to the comparable period of 2023, primarily due to the strength of the U.S. dollar against major currencies. Any future strengthening of the U.S. dollar against major currencies would negatively impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

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

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the three and nine months ended September 27, 2024 and September 29, 2023.

Ongoing Israel-Hamas War and Related Conflict

In response to the attacks in Israel and the subsequent and expanding hostilities, we continue to monitor the social, political, and economic environment in Israel and in the region for any impact to our operations. We maintain a production facility in Israel related to our Alpha-Bio Tech Implant brand. While we have experienced some volatility in the region, the Israel-Hamas War and related hostilities have not had a material impact on our business.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and nine months ended September 27, 2024, compared to the three and nine months ended September 29, 2023.

	Three Months Ended
($ in millions)	September 27, 2024		September 29, 2023		% Change
Sales	$601.0	100.0%	$631.3	100.0%	(4.8)%
Cost of sales	283.7	47.2%	268.0	42.5%	5.9%
Gross profit	317.3	52.8%	363.3	57.5%	(12.7)%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	270.9	45.1%	257.7	40.8%	5.1%
Research and development (“R&D”) expenses	25.5	4.2%	22.3	3.5%	14.3%
Operating profit	20.9	3.5%	83.3	13.2%	(74.9)%
Nonoperating income (expense):
Other income (expense), net	0.6	0.1%	(32.1)	(5.1)%	(101.9)%
Interest expense, net	(11.9)	(2.0)%	(15.4)	(2.4)%	(22.7)%
Income before income taxes	9.6	1.6%	35.8	5.7%	(73.2)%
Income tax expense	1.4	0.2%	14.3	2.3%	(90.2)%
Net income	$8.2	1.4%	$21.5	3.4%	(61.9)%

Effective tax rate	14.6%		39.9%

	Nine Months Ended
($ in millions)	September 27, 2024		September 29, 2023		% Change
Sales	$1,857.7	100.0%	$1,920.9	100.0%	(3.3)%
Cost of sales	857.5	46.2%	816.3	42.5%	5.0%
Gross profit	1,000.2	53.8%	1,104.6	57.5%	(9.5)%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	858.3	46.2%	796.7	41.5%	7.7%
Research and development (“R&D”) expenses	72.4	3.9%	73.6	3.8%	(1.6)%
Goodwill and intangible asset impairment	1,153.8	62.1%	—	—%	NM
Operating (loss) profit	(1,084.3)	(58.4)%	234.3	12.2%	NM
Nonoperating income (expense):
Other expense, net	(0.4)	—%	(24.7)	(1.3)%	(98.4)%
Interest expense, net	(36.5)	(2.0)%	(49.5)	(2.6)%	(26.3)%
(Loss) income before income taxes	(1,121.2)	(60.4)%	160.1	8.3%	NM
Income tax (benefit) expense	(1.4)	(0.1)%	42.9	2.2%	(103.3)%
Net (loss) income	$(1,119.8)	(60.3)%	$117.2	6.1%	NM

Effective tax rate	0.1%		26.8%
Non-meaningful percentage change related to year-to-year comparisons are designated as NM.

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(4.8)%	(3.3)%
Plus the impact of:
Currency exchange rates	(0.5)%	0.6%
Core sales growth (non-GAAP)	(5.3)%	(2.7)%
Sales and core sales growth for the three months ended September 27, 2024 decreased 4.8% and 5.3%, respectively, as compared to the corresponding period in 2023. A decrease in sales volume driven by channel inventory realignment, and changes to revenue deferral related to our clear aligner treatment plans negatively impacted sales by 6.8% on a period-over-period basis, partially offset by an increase in sales price of 1.5%. Sales volume for the three months ended September 27, 2024 was negatively impacted by an overall sales decrease driven by lower demand in North America, Europe and China.
Sales and core sales growth for the nine months ended September 27, 2024 decreased 3.3% and 2.7%, respectively, as compared to the corresponding period in 2023. A decrease in sales volume driven by channel inventory realignment, and changes to revenue deferral related to our aligner treatment plans negatively impacted sales by 3.6% on a period-over-period basis, partially offset by an increase in sales price of 0.9%. Sales volume for the nine months ended September 27, 2024 was negatively impacted by an overall sales decrease driven by lower demand in North America and Europe, partially offset by an increase in Russia and China.

COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cost of sales	$283.7	$268.0	$857.5	$816.3
Gross profit margin	52.8%	57.5%	53.8%	57.5%
The increase in cost of sales and the decrease in gross profit margin during the three months ended September 27, 2024 as compared to the comparable period in 2023, was primarily driven by unfavorable product mix, higher costs due to unfavorable foreign currency exchange rates, and lower period-over-period savings associated with productivity improvements. The decrease in gross profit margin percentage was further impacted by lower volume driven by channel inventory realignment, and changes to revenue deferral related to our clear aligner treatment plans, partially offset by a 1.5% increase in sales price.
The increase in cost of sales and decrease in gross profit margin during the nine months ended September 27, 2024 as compared to the comparable period in 2023, was primarily driven by unfavorable product mix, higher costs due to unfavorable foreign currency exchange rates, the impairment of certain long-lived assets and lower period-over-period savings associated with productivity improvements. The decrease in gross profit margin percentage was further impacted by lower volume driven by channel inventory realignment, and changes to revenue deferral related to our clear aligner treatment plans, partially offset by a 0.9% increase in sales price.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
SG&A expenses	$270.9	$257.7	$858.3	$796.7
R&D expenses	$25.5	$22.3	$72.4	$73.6
Goodwill and intangible asset impairment	$—	$—	$1,153.8	$—
SG&A as a % of sales	45.1%	40.8%	46.2%	41.5%
R&D as a % of sales	4.2%	3.5%	3.9%	3.8%
The increase in SG&A expenses as a percentage of sales for the three months ended September 27, 2024 as compared to the comparable period of 2023, was primarily due to higher sales and marketing investments and increased compensation.
The increase in SG&A expenses as a percentage of sales for the nine months ended September 27, 2024 as compared to the comparable period of 2023, was primarily due to higher sales and marketing investments, increased compensation, increased bad debt and higher legal settlement costs, partially offset by a decrease in amortization of intangible assets.
R&D expenses as a percentage of sales for the three and nine months ended September 27, 2024, was consistent with the comparable periods in 2023.
Goodwill and intangible asset impairment for the nine months ended September 27, 2024 of $1,153.8 million consisted of a $960.5 million goodwill charge and a $193.3 million intangible asset charge. Approximately $707.8 million of the goodwill impairment charge related to our Specialty Products & Technologies segment and $252.7 million related to our Equipment & Consumables segment. The reduction in value was due to adverse macroeconomic factors as a result of weakened global demand, a sustained suppressed stock price, higher cost of capital, and increased raw material, supply chain and service costs, which contributed to reduced revenue forecasts, lower operating margins, and reduced expectations of future cash flows.

The intangible asset impairment charges consisted of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment and $92.2 million which consisted of certain finite-lived patents and technology and customer relationships within the Equipment & Consumables segment and was primarily due to a reduction in projected cash flows discussed above.

There were no goodwill and intangible asset impairment charges recorded for the three months ended September 27, 2024 nor for the three or nine month periods ended September 29, 2023.

OTHER INCOME (EXPENSE), NET
Other income, net for the three months ended September 27, 2024 primarily consists of net gains on investments, while Other expense, net for the three months ended September 29, 2023 primarily consists of $29.0 million of inducement and other expenses associated with the Notes Exchanges and a loss on investments of $3.3 million.
Other expense, net for the nine months ended September 27, 2024 primarily consists of net losses on investments, while Other expense, net for the nine months ended September 29, 2023 consists primarily of $29.0 million of inducement and other expenses associated with the Notes Exchanges, offset by a $3.6 million net gain on investments.

INTEREST COSTS AND FINANCING
Interest costs were $11.9 million and $15.4 million for the three months ended September 27, 2024 and September 29, 2023, respectively, and $36.5 million and $49.5 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The decrease in interest expense was primarily due to higher returns on cash and cash equivalents, partially offset by higher variable rate term borrowings and interest rates.

INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Effective tax rate	14.6%	39.9%	0.1%	26.8%

Our effective tax rate of 14.6% for the three months ended September 27, 2024 differed from the comparable period in 2023 primarily due to a shift in our geographical mix of earnings, the impact of a valuation allowance against certain U.S. interest carryforwards in 2024 and the impact of the nondeductible convertible debt inducement expense in 2023.
Our effective tax rate of 0.1% for the nine months ended September 27, 2024 differed from the comparable period in 2023 primarily due to nondeductible impairment charges for goodwill and intangible assets, the impact of a valuation allowance against certain U.S. interest carryfowards in 2024 and the impact of the nondeductible convertible debt inducement expense in 2023.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$381.7	$399.5	$1,205.5	$1,226.5
Operating profit	$12.3	$61.4	$62.5	$188.2
Operating profit as a % of sales	3.2%	15.4%	5.2%	15.3%
Sales and Core Sales Growth

	% Change Three Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(4.5)%	(1.7)%
Plus the impact of:
Currency exchange rates	(0.7)%	0.6%
Core sales growth (non-GAAP)	(5.2)%	(1.1)%
Sales
Sales and core sales growth for the three months ended September 27, 2024 decreased 4.5% and 5.2%, respectively, compared to the comparable period in 2023. The decrease in sales and core sales was primarily due to changes to the revenue deferral related to our clear aligner treatment plans on a period-over-period basis. Prices remained consistent with the comparable period in 2023.

Sales and core sales growth for the nine months ended September 27, 2024 decreased 1.7% and 1.1% , respectively, compared to the comparable period in 2023. The decrease in sales and core sales was primarily due to changes to the revenue deferral related to our clear aligner treatment plans on a period-over-period basis. Prices remained consistent with the comparable period in 2023.

Overall sales for the three months ended September 27, 2024 decreased primarily due to lower sales in North America, Europe and China, while overall sales for the nine months ended September 27, 2024 decreased primarily due to lower sales in North America and Europe, partially offset by Russia and China.

Operating Profit
Operating profit margin was 3.2% for the three months ended September 27, 2024, as compared to an operating profit margin of 15.4% for the comparable period of 2023. The decrease in operating profit margin was primarily due to lower sales, including the impact from changes to the revenue deferral related to our clear aligner treatment plans, unfavorable product mix, lower period-over-period savings associated with productivity improvements, higher costs due to unfavorable foreign exchange rates and our investment in our long-term growth initiatives.
Operating profit margin was 5.2% for the nine months ended September 27, 2024, as compared to an operating profit margin of 15.3% for the comparable period of 2023. The decrease in operating profit margin was primarily due to lower sales, including the impact from changes to the revenue deferral related to our clear aligner treatment plans, the impairment of certain long-lived assets, higher bad debt costs, unfavorable product mix, lower period-over-period savings associated with productivity improvements, higher costs due to unfavorable foreign exchange rates and our investment in our long-term growth initiatives.

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
Equipment & Consumables Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$219.3	$231.8	$652.2	$694.4
Operating profit	$38.6	$43.9	$100.7	$124.8
Operating profit as a % of sales	17.6%	18.9%	15.4%	18.0%
Sales and Core Sales Growth

	% Change Three Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	(5.4)%	(6.1)%
Plus the impact of:
Currency exchange rates	(0.2)%	0.6%
Core sales growth (non-GAAP)	(5.6)%	(5.5)%
Sales
Sales and core sales growth for the three months ended September 27, 2024 decreased 5.4%, and 5.6%, respectively, compared to the comparable period in 2023. A decrease in sales volume driven by channel inventory realignment negatively impacted sales by 9.8% on a period-over-period basis, partially offset by an increase in sales price of 4.2%. The decrease in sales for the three months ended September 27, 2024 is primarily due to lower demand from North America and Europe.
Sales and core sales growth for the nine months ended September 27, 2024 decreased 6.1%, and 5.5%, respectively, compared to the comparable period in 2023. A decrease in sales volume driven by channel inventory realignment negatively impacted sales by 8.0% on a period-over-period basis, partially offset by an increase in sales price of 2.5%. The decrease in sales for the nine months ended September 27, 2024 is primarily due to lower demand from North America, Europe and China, partially offset by Russia.

Operating Profit
Operating profit margin was 17.6% for the three months ended September 27, 2024, as compared to an operating profit margin of 18.9% for the comparable period of 2023. Operating profit margin was 15.4% for the nine months ended September 27, 2024, as compared to an operating profit margin of 18.0% for the comparable period in 2023. The decrease in operating profit margin for both the three and nine months ended September 27, 2024 was primarily due to a decrease in sales volume driven by channel inventory realignment, unfavorable product mix, higher costs due to unfavorable foreign exchange rates, partially offset by favorable sales price and a decrease in amortization of intangibles.

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

Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Nine Months Ended
	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$204.1	$173.7

Payments for additions to property, plant and equipment	$(25.2)	$(50.0)
Purchase of investments held in rabbi trust	(32.6)	—
Proceeds from sale of investments held in rabbi trust	8.8	—
Proceeds from sale of equity investment	0.4	10.7
All other investing activities, net	1.4	(10.5)
Net cash used in investing activities	$(47.2)	$(49.8)

Proceeds from stock option exercises	$2.0	$7.5
Tax withholding payment related to net settlement of equity awards	(4.0)	(7.8)
Proceeds from issuance of convertible notes due 2028	—	500.2
Debt issuance costs related to issuance of convertible notes due 2028	—	(13.5)
Principal paid related to exchange of convertible notes due 2025	—	(401.2)
Proceeds from borrowings	—	323.5
Repayment of borrowings	(100.0)	(288.8)
Debt issuance costs related to other borrowings	—	(4.5)
All other financing activities	(0.8)	0.2
Net cash (used in) provided by financing activities	$(102.8)	$115.6

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $204.1 million during the nine months ended September 27, 2024, as compared to net cash provided by operating activities of $173.7 million for the comparable period of 2023. The increase in cash provided by operating activities during the nine months ended September 27, 2024 is primarily due to timing of vendor payments combined with an increase in cash collections, partially offset by lower net income as compared to 2023.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $47.2 million for the nine months ended September 27, 2024, as compared to net cash used in investing activities of $49.8 million for the comparable period in 2023, and was primarily due to the net purchases of investments held in a rabbi trust combined with the absence of proceeds for the sale of an equity investment in the prior year, offset by lower net payments for purchases of property, plant and equipment.

Financing Activities
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash used by finance activities was $102.8 million for the nine months ended September 27, 2024 compared to net cash provided by financing activities of $115.6 million for the comparable period of 2023, primarily due to the net borrowings during 2023 as compared to a repayment of $100.0 million of the 2028 Term Loan during 2024.
For a description of our outstanding debt as of September 27, 2024, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of September 27, 2024, we held $991.3 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $212.6 million was held within the United States and $778.7 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2023 10-K.

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

As of September 27, 2024, we believe we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.
Contractual Obligations
There were no material changes to our contractual obligations during the three and nine months ended September 27, 2024.
Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2023 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of September 27, 2024, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

During the second quarter ended June 28, 2024, we identified indicators of a "more likely than not" impairment related to various reporting units within our Specialty Products & Technologies and Equipment & Consumables segments. For goodwill, we used the income approach in performing our goodwill impairment test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. Our reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. The income approach uses a discounted cash flow model with inputs developed using both internal and market-based data. Our significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit which include, but are not limited to, discount rates, revenue growth rates, and operating margin assumptions. The discounted cash flow model requires judgments and assumptions about projected sales growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and our judgment in applying them to the analysis of goodwill impairment.

Our goodwill impairment analysis at June 28, 2024 indicated that the fair value of five of our eight reporting units did not exceed their carrying values and consequently resulted in a $960.5 million impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the three reporting units not impaired, ranged from approximately 38% to approximately 88%, and zero for the five reporting units with impairments. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for the three reporting units not impaired, ranged from approximately 24% to approximately 69%. For the five impaired reporting units, the application of a hypothetical 10% decrease in fair value would result in an additional impairment of approximately $289 million.

For indefinite-lived intangible assets, we used the relief from royalty method to estimate the fair value. Our significant assumptions vary amongst, and are specific to, each underlying indefinite-lived intangible asset which includes, but is not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and royalty rates. As a result of our indefinite-lived intangible asset impairment test at June 28, 2024, we recorded an impairment charge of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment. The reduction in value was primarily due to a reduction in projected cash flows as discussed above.

Our impairment analysis for indefinite-lived intangible assets at June 28, 2024 indicated that the fair value of two of our three trade names did not exceed their carrying value and consequently resulted in a $101.1 million impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the asset) for the remaining intangible asset was approximately 41%. In order to evaluate the sensitivity of the fair value calculations used in the indefinite-lived intangible asset impairment test, we applied a hypothetical 10% decrease to the fair value and compared that hypothetical value to the underlying asset carrying value. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the intangible asset) for the intangible asset was approximately 27%. For the two trade names impaired, the application of a hypothetical 10% decrease in fair value would result in an additional impairment of approximately $20 million.

As of and for the three months ended September 27, 2024, there were no events or changes in circumstance to indicate that the carrying value of goodwill or intangible assets may not be recoverable. As a result, we did not record any impairment loss for goodwill and identified assets for the three months ended September 27, 2024.

Furthermore, we review the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other factors, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We recorded an impairment of $92.2 million related to developed technology and customer relationships within our Equipment & Consumables segment as of and for the three and six months ended June 28, 2024. We did not record any impairment loss for finite-lived intangible assets for the three months ended September 27, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2023 10-K. There were no material changes to this information reported in our 2023 10-K during the quarter ended September 27, 2024.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2023 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2023 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 29, 2024 (“Q1 10-Q”) and June 28, 2024 (“Q2 10-Q”), which could materially affect our business, financial position, or future results of operations. The risks described in our 2023 10-K, Q1 10-Q and Q2 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the quarter ended September 27, 2024, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K under the Exchange Act.

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
Envista Holdings Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2024, Commission File No. 333-282219).

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

ENVISTA HOLDINGS CORPORATION
Date: October 30, 2024	By:	/s/ Faez Kaabi
Faez Kaabi
Vice President and Chief Accounting Officer