Form 10-K
period 2024-12-31
Envista Holdings Corp
filed 2025-02-13
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes   ☐     No  ☒
As of February 7, 2025, the number of shares of the Registrant’s common stock outstanding was 172,188,060. The aggregate market value of the common stock of the Registrant held by non-affiliates on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $2.2 billion (based upon the closing price of $16.63 of the Registrant's common stock as reported on the New York Stock Exchange on such date).
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2025 Proxy Statement specifically incorporated herein by reference, the 2025 Proxy Statement is not deemed to be filed as part of this Form 10-K.
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

PART I
ITEM 1. BUSINESS
Overview
Envista is a global family of more than 30 trusted dental brands, including Nobel Biocare, Ormco, DEXIS, and Kerr, united by a shared purpose: to partner with professionals to improve lives by digitizing, personalizing and democratizing oral care. We help our customers deliver the best possible patient care through industry-leading dental consumables, solutions, technologies, and services. Our diversified portfolio of solutions covers a broad range of dentists' clinical needs for preventing, diagnosing, and treating dental conditions as well as improving the aesthetics of the human smile. We offer comprehensive solutions to support implant-based tooth replacements, orthodontic treatments, and diagnostic solutions. We further support the dental community with leading solutions in restoratives, endodontics, rotary, infection prevention, and loupes.

We were formed in 2018 as a wholly-owned subsidiary of Danaher Corporation (“Danaher”). In 2019, we completed our initial public offering and separated from Danaher.

With a foundation comprised of the proven Envista Business System (“EBS”) methodology, an experienced leadership team, and a strong culture grounded in continuous improvement, commitment to innovation, and deep customer focus, we are well equipped to meet the end-to-end needs of dental professionals worldwide. We are one of the largest global dental products companies, with strong positions in some of the most attractive segments of the dental products industry. We serve dental professionals in over 130 countries through one of the largest commercial organizations in the dental products industry and through our distribution partners. In 2024, we generated total sales of $2.5 billion, of which approximately 85% were derived from sales of consumable products, services, and spare parts.
Our business is operated through two segments: Specialty Products & Technologies, which is comprised of our Implant-Based Tooth Replacement and Orthodontic Solutions businesses, and Equipment & Consumables, which is comprised of our Diagnostic Solutions and Consumables businesses.
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2024 and 2023 ($ in millions).

	Specialty Products & Technologies	Equipment & Consumables	Total
Year ended December 31, 2024
Geographical region:
North America	$684.0	$621.3	$1,305.3
Western Europe	439.4	106.6	546.0
Other developed markets	86.1	34.2	120.3
Emerging markets	406.9	132.1	539.0
Total	$1,616.4	$894.2	$2,510.6

Year ended December 31, 2023
Geographical region:
North America	$702.0	$610.5	$1,312.5
Western Europe	447.7	121.7	569.4
Other developed markets	90.4	36.9	127.3
Emerging markets	402.3	155.0	557.3
Total	$1,642.4	$924.1	$2,566.5

Our Business Segments
The table below describes the percentage of our total annual sales attributable to each of our segments over each of the three years ended December 31. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 23 in our Consolidated Financial Statements included elsewhere in this Annual Report.

	2024	2023	2022
Specialty Products & Technologies	64%	64%	62%
Equipment & Consumables	36%	36%	38%
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. We typically market these products directly to end-users through our commercial organization, and 84% of our 2024 sales for this segment were direct sales. In 2024, our Specialty Products & Technologies segment generated $1.6 billion of sales, representing year-over-year sales and core sales decrease of 1.6% and 0.9%, respectively. In 2024, 42% of segment sales were derived from North America, 27% from Western Europe, 5% from other developed markets, and 26% from emerging markets. Sales of consumable products, services and spare parts comprised 94% of segment sales in 2024. We believe strong industry fundamentals and new product solution introductions in this segment will continue to drive strong growth for us.
Implant-Based Tooth Replacements
We are a world leader in the field of innovative implant-based tooth replacements offering a full portfolio of solutions that enable dentists to deliver single-tooth to full-mouth restorations. One of our brands, Nobel Biocare, is the pioneer of implant science grounded in clinical research and has introduced a number of innovations that have become widely adopted in the implant industry. Our comprehensive product offering includes dental implant systems, guided surgery systems, biomaterials, and prefabricated and custom-built prosthetics. Other well-known brands in our portfolio include Alpha-Bio TecTM, Implant DirectTM, and NobelProceraTM. We also offer a comprehensive education program to fully train our broad range of clinical customers, from clinicians performing basic implant procedures to the most advanced practitioners, with the goal of enhancing patient access to high-quality dental care. Our customers include oral surgeons, periodontists, prosthodontists, and general dentists.
Our Implant-Based Tooth Replacement brands have a long history of innovation, which include both the first documented case of a titanium dental implant being placed in a human and the introduction of the concept of living bone adhering to an artificial implant (known as osseointegration). Today, our Nobel Biocare brand offers several implant systems and is integrating them with the DTX suite of software applications described below. Through our Implant Direct and Alpha-Bio Tec value implant businesses, we also offer a variety of implant systems that cover a broad range of price points in the market. Our Osteogenics acquisition added innovative regenerative solutions that are highly complementary to the implant treatment.
Since being acquired in 2014, Nobel Biocare has focused on reinvigorating its product offerings and has released over 30 new products. Among these are comprehensive software packages which are used for treatment planning of dental implants procedures and prosthetics. These software packages are integrated in our broader DTX software suite, which also includes the ‘DTX Studio Clinic’ software package.
Orthodontic Solutions
For over 60 years, our Orthodontic Solutions businesses have provided orthodontic professionals with high quality, innovative products backed by educational support to enhance the lives of their patients. We are a leading manufacturer and provider of advanced orthodontic technology and services designed to move malpositioned teeth and jaws. Our products include brackets and wires, tubes and bands, clear aligners, digital orthodontic treatments, retainers, and other orthodontic laboratory products, and are marketed under the OrmcoTM, DamonTM, InsigniaTM, AOATM, and SparkTM brands. We also offer a comprehensive education system to fully train our clinical customers on the use of our products to address the full range of treatments from basic to the most advanced, with the goal of enhancing patient access to high-quality dental care. Customers of our Orthodontic Solutions business are primarily orthodontists.

Our clear aligner system, Spark, is designed for mild to complex malocclusion and is made with TruGEN™ and TruGEN XR™, the latest generation of aligner materials. It is designed to deliver higher sustained force retention for efficiency and a high level of transparency for aesthetics. Spark aligners are also designed with polished, scalloped edges to enhance patient comfort. Over the past three years, we have launched a suite of upgrades to our Spark clear aligner Approver™ software designed to improve the customer experience with flexibility and customization features. We have partnered with industry leading intra-oral scanner companies, including our own DEXIS IOS scanner, as part of our commitment to making imaging integrations seamless. We believe that Spark will provide growth opportunities for our Orthodontic Solutions business over the next several years.
Equipment & Consumables
Our Equipment & Consumables segment primarily develops, manufactures, and markets dental equipment and supplies used in dental offices, including digital imaging systems, software, and other visualization/magnification systems; endodontic systems and related products; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements; and infection prevention products. In 2024, our Equipment & Consumables segment generated $0.9 billion of sales. In 2024, 69% of segment sales were derived from North America, 12% from Western Europe, 4% from other developed markets, and 15% from emerging markets. We distribute our Equipment & Consumables segment products primarily through our channel partners, representing approximately 88% of sales in this segment in 2024. Sales from consumable products, services and spare parts comprised approximately 69% of segment sales in 2024.

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

The ‘DTX Studio Clinic’ software package is offered on many of our imaging products, allowing dental professionals to store and access a broad variety of clinical patient images (e.g., 2D/3D/IOS/pictures) in one place. In combination with the ‘DTX Studio Implant’ and ‘DTX Studio Lab’ software packages, clinicians can use one software ecosystem for image acquisition and diagnosis to treatment planning, implant surgery and restoration planning and placement, as well as for collaboration with treatment partners such as other dentists or laboratories on one digital platform. We believe this will enable significant clinical workflow efficiencies and more predictable clinical outcomes.
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

Our products have strong brand and product recognition across many product categories, including restorative, endodontics, and infection control. We offer several products designed to repair and restore fractured or otherwise damaged teeth. We also offer cements and bonding agents. Our Endodontics business offers a variety of products used in the endodontic workflow which help clinicians to locate, shape, clean and fill root canals. We also produce curing lights and other products including impression materials, burs, and waxes under several brands. Through our Metrex brand, we have a strong position within infection prevention products, which include the CaviWipes and CaviCideTM product lines, and are well positioned in both the dental and general medical market segments.

Our Priorities

Our priorities are focused in three areas:

•Growth: We are investing in commercialization, clinical education, and innovation in our businesses to accelerate growth.

•Operations: We are utilizing EBS to improve manufacturing performance and operating costs.
•People: We have refreshed our senior leadership team and we are making meaningful investments in engagement and talent development.

Our Strategy
Our strategic focus is comprised of three key elements:
•“Establish a Strong Foundation”: EBS is a set of lean, innovation, growth and leadership-focused tools and processes that helps differentiate us from our competitors. Beginning in 2016, we consolidated our operating companies, substantially reduced our manufacturing sites, consolidated sales offices, and centralized our direct and indirect procurement organizations. We simplified our portfolio by reducing the number of our imaging brands and exiting lower growth/margin businesses. We have also executed cost reduction initiatives. We continue to pursue a number of ongoing strategic initiatives across our operating companies relating to efficient sourcing and improvements in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

◦“Reinvest for Growth”: Streamlining our business operations and reducing costs has allowed us to reposition ourselves to create a digital and consumable workflow-oriented portfolio. We have invested in our Specialty Products & Technologies segment, adding manufacturing capacity and personnel to these businesses, with plans for further investment in 2025. We intend to drive shareholder value by deploying capital to acquire or invest in other businesses that strategically fit into or extend our product offering into new or attractive adjacent markets - the Osteogenics acquisition in 2022 is an example of this strategy in action. We have expanded our clinical training and education infrastructure to deepen dental practitioners’ experience of the strength of our products and to further enhance patient access to high quality dental care. We believe these investments better position us to effectively meet the needs of our customers, particularly the growing Dental Service Organization (“DSO”) segment, which values a comprehensive, end-to-end product offering with the ability to roll out new technologies and procedure-focused trainings at scale.

◦“Maintain and Pursue Long-Term Market Leadership”: As we seek to continue to improve our business and drive increased cash flow, we expect to strategically invest in innovation to better serve our customers and accelerate organic growth. We have invested significant resources in the following areas which we believe will help drive long-term market leadership:

•Digital Workflow: We have developed our Diagnostic and Treatment Planning Software, DTX, to meet the growing demands for digital connectivity of dental practices.

▪Specialty Products & Technologies: We have launched several new products in our Orthodontic Solutions business over the past few years, which have contributed meaningfully to our overall sales in the segment. Since 2020, we have expanded capacity for our Spark clear aligners and added over 900 new employees to our Orthodontic Solutions business. Our research and development (“R&D”) expenditures in our Implant-Based Tooth Replacement business accelerated the development of new implant systems. We will continue to invest in our global commercial footprint and product innovation to grow our strong position in the Implant and Orthodontics markets, both of which are underpenetrated.

▪Emerging Markets: We are a leading dental product provider in emerging markets (which we have historically defined as developing markets of the world experiencing periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia)) with product management, operations, regulatory affairs, sales and marketing, and customer service resources focused on these markets. We have grown our emerging markets business from one that generated less than $30 million in sales in 2011 to one that generated approximately $539 million in sales in 2024. We expect to continue to invest in emerging markets as we believe this will be a strong growth driver for our business in the future and is in line with our purpose of democratizing dental care. We have succeeded in emerging markets by harnessing our existing go-to-market infrastructure, building familiarity with local customer needs and regulations, and establishing dedicated locally-based management resources.

Our Industry
The dental market is large, attractive, and has a number of secular drivers that we believe will support future growth. These include the digitization of dental practices globally, which is transforming the way dentists diagnose and treat patients, leading to better clinical outcomes. In addition, we believe future growth of the dental products industry will be driven by an aging population, the current under penetration of dental procedures - especially in emerging markets - improving access to complex procedures due to increasing technological innovation, an increasing demand for cosmetic dentistry, and growth of DSOs, which are expected to drive increasing penetration and access to care globally. Within the global dental products industry, we believe segments such as Implant-Based Tooth Replacements, Orthodontic Solutions, and Diagnostic Solutions will grow at a more rapid pace than the overall market.
While both equipment and consumable products represent significant expenditures for dental service providers, the sales dynamics for each differ. The sale of equipment depends on technological advancements, dentists’ willingness to invest in new technologies, opening of new offices and replacement demand. On the other hand, consumable products are more dependent on patient volume. We believe large multi-category manufacturers that provide a broad range of equipment and consumable products have more recession-resilient portfolios and can gain meaningful competitive advantage over their peers as larger customers increasingly seek the benefits of purchasing the full range of dental products from a single supplier and consolidate suppliers, and digital dentistry adoption creates links between different products in the dental practitioners’ offices.
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
Key Solutions Within the Dental Products Industry
◦Implant-Based Tooth Replacements: The implant industry is large and enjoys higher margins and growth than the overall dental products market. The U.S. and the Greater China region represent key growth drivers for this industry. In the U.S., implant penetration far lags other developed markets such as Germany, Spain and Italy. In China, the prevalence of severe tooth loss is higher than in the U.S., while implant penetration is far below the U.S. We expect product innovation and increased affordability to help drive future growth in emerging markets.
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

Competition
Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment because none of our competitors offer all of the same product and service lines and serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets or product categories, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. We face increased competition in a number of our served markets as a result of the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. Key competitive factors vary among our businesses and product and service lines, but include the specific factors noted above with respect to each segment and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors—Risks Related to Our Industry.”
Our Competitive Strengths
We believe we have significant competitive strengths, including:
◦Envista Business System. We believe our deep-rooted commitment to EBS helps drive our success and market leadership and differentiates us in the dental industry. EBS encompasses not only lean tools and processes, but also methods for driving innovation, growth and leadership.

◦Brand leadership with a long track record and strong brand recognition. We built our business around brands with long histories of innovation and quality, and as a result, we enjoy strong brand recognition in the dental products market. We believe the heritage and leadership of our well-known brands in the dental products industry enhances our connections with both patients and providers and supports our strong market position.

◦Premier portfolio with leadership in attractive segments. The breadth and depth of our product offerings address a broad range of dentists’ clinical needs from consumable products to digital equipment solutions. Our catalog of products covers the spectrum from value-focused products to premium brands, allowing providers to fully address patient needs in different market segments. Within our product portfolio, we believe we are one of the largest and most product diverse manufacturers in implants and orthodontics and have one of the largest installed bases of imaging devices. Our broad product offering positions us particularly well to serve the needs of DSOs, which have been one of the fastest growing segments of our customer base.
◦Global commercial reach. We serve dental professionals in over 130 countries through one of the largest customer-facing sales teams in the dental products industry and through a diverse, global dealer network. In 2024, we generated 52% of our sales from markets outside of the U.S.
◦Strong position in emerging markets. Emerging markets represented 21% of our total sales in 2024. We are a leading dental provider in emerging markets with dedicated product management, operations, regulatory affairs, sales and marketing, and customer service resources focused on these markets. With this structure, we believe that we are well positioned to capture additional share in emerging markets.
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
◦Experienced management team with extensive industry experience. Our executive officer team has extensive global dental and healthcare industry experience and a proven track record of applying core principles of EBS as a continuous improvement approach to execute on our strategic and operational goals. Under their leadership, we have undertaken several key initiatives to better position our business for organic and inorganic growth. We believe our management team will continue to drive growth and profitability in our business in the future.

International Operations
We are a global dental company. Our products and services are available worldwide, and our principal markets outside the U.S. are in Europe, Asia, the Middle East and Latin America. In 2024, we generated 52% of our sales in North America, 22% of our sales in Western Europe, 21% of our sales in emerging markets and 5% of our sales in other developed markets.
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
The manner in which our products and services are sold outside the U.S. differs by business and by region. Most of our sales in non-U.S. markets are made by our subsidiaries located outside the U.S., though we also sell from the U.S. into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, we generally sell through representatives and distributors.
Information about the effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to “Item 1A. Risk Factors—Risks Related to Our Business” and “Risks Factors—General Risks.”
Sales and Distribution
Typical customers and end-users of our products include dental specialists such as orthodontists, periodontists, implantologists and endodontists, general dentists, dental hygienists, oral surgeons, dental laboratories and other oral health professionals, including DSOs, as well as educational, medical and governmental entities and third-party distributors. These customers choose dental products based on the factors described under the section entitled “Business—Competition.”
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

In 2024, we distributed approximately 42% of our products through third-party distributors. Certain highly technical products, such as dental implant systems, orthodontic appliances, dental laboratory equipment and consumable products, and endodontic instruments and materials, are typically sold directly to dental professionals and dental laboratories.
One customer, Henry Schein, Inc. (“Henry Schein”), accounted for approximately 10% of our sales for 2024 and 2023, and 11% of our sales for 2022. Other than Henry Schein, no single customer accounted for more than 10% of combined sales in 2024, 2023, or 2022.
While a sizable portion of our sales are derived from distributors, most of our marketing and advertising activities are directed towards the end-users of our products, the dental professional. In addition to our marketing efforts, as noted above, we conduct significant training and education programs globally for dental professionals to enhance patient access to high-quality dental care. In these programs, our employees and/or experts in the respective clinical fields demonstrate the proper use of our products. We maintain educational and consulting relationships with key experts who assist us in developing new products, new indicated uses for our products and educational programs for health care providers and consumers. We also maintain educational and consulting relationships with dental associations around the world.
Research and Development
Innovation is a core part of our strategy. We conduct R&D activities for the purpose of designing and developing new products and applications that address customer and patient needs and emerging trends, as well as enhancing the functionality, effectiveness, ease of use and reliability of our existing products. Our R&D efforts include internal initiatives as well as collaborations with external parties such as research institutions, dental and medical schools and initiatives that use licensed or acquired technology. We expect to continue investing in R&D at a rate consistent with our past practice, with the goal of maintaining or improving our competitive position, and entering new markets.

We generally conduct R&D activities on a business-by-business basis, primarily in North America, the Middle East, Asia, and Europe. We anticipate that we will continue to make significant expenditures for R&D as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” Customer-sponsored R&D was not significant in 2024, 2023, or 2022.
Intellectual Property
We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in the aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. Our products and technologies are protected by over 1,800 granted patents. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, us.
Human Capital Resources
As of December 31, 2024, we employed approximately 12,300 persons, of whom approximately 3,000 were employed in the U.S. and approximately 9,300 were employed outside of the U.S. We have collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors—General Risks.”

Our success depends on our ability to attract, develop and retain a talented employee base. We aspire to help our employees thrive both personally and professionally. As part of these efforts, we strive to embody our core values, offer a competitive compensation and benefits program, foster an inclusive community and provide professional development opportunities.

Our Board of Directors is actively engaged in overseeing our people and culture strategy and reviews human capital matters at each quarterly meeting, including periodic updates on succession planning, leadership development, talent acquisition and retention, diversity and inclusiveness, employee engagement, total rewards, and culture of the Company, among other topics. The Compensation Committee of the Board of Directors oversees our executive and equity compensation programs. We evaluate and manage risks relating to our human capital strategy as part of our enterprise risk management program.

Core Values

We endeavor to embody our CIRCLe values in everything we do and in our various programs and initiatives:
•Customer Centricity
•Innovation
•Respect
•Continuous Improvement
•Leadership

Compensation and Benefits Program

Our compensation programs and practices are designed to attract employees, motivate and reward performance, drive growth and support retention. We offer competitive compensation packages based on market data, which include base salary with annual merit increases and may also include annual cash performance incentives, commissions, overtime opportunities, allowances and, in some countries where these are customary, additional monthly payments. In addition, employees in select senior management roles may receive long-term compensation in the form of equity awards. We regularly review our compensation structure to ensure that we remain competitive, reward top performance, as well as to ensure internal equity. We partner with independent third-party experts to conduct annual pay assessments. Our most recent pay equity review in February 2024 demonstrated that we had maintained 99% gender pay equity in the U.S. and 100% race/ethnicity pay equity in the U.S. In the U.S., our benefits package includes health (medical, dental & vision) insurance, paid time off, paid parental leave, a retirement plan and life and disability coverage. Outside of the U.S., we offer our employees robust benefits based on local regulations and best practices of the countries in which we operate. Globally, we offer an Employee Assistance Program to all employees to support the mental health and well-being of employees and their families.

Diversity and Inclusiveness

Our strategy to cultivate and maintain diversity and inclusiveness in the workplace encompasses efforts across our organization, with specific direction from executive leadership. We believe it is all of our leaders’ responsibility to ensure these initiatives are appropriately aligned with our strategic business priorities and consistent with our CIRCLe values. Internal coordination efforts provided by our Human Resources professionals emphasize a high-performing, inclusive, and engaging workplace across Envista.

Learning and Development Opportunities

We aim to empower our employees to thrive in their current roles, as well as to support employees’ aspirations to move into different roles. We strive to promote from within our Company with opportunities across our operating companies. We periodically assess succession planning for certain key positions and review our workforce to identify high potential employees for future growth and development. We support our employees through a multitude of training and development programs, including training on EBS through our Envista Business System University, individual development plans (which encourages our employees to take charge of their learning and growth opportunities), job rotations, and various management trainings. This commitment to our employees’ professional development reflects both our Continuous Improvement and Leadership core values.

Employee Engagement

We conduct employee engagement surveys to solicit employees’ input and perspectives on our performance. In 2024, we had a 94% participation rate in this survey, with 72% of respondents reporting feeling engaged at work and 80% believing their managers are leading effectively. We use the feedback from these surveys to better understand whether our employees have the tools, resources, training and development opportunities to succeed. Future surveys will help us benchmark our progress over time and compare our results with companies in our sector. Communication is at the core of our engagement efforts and we host numerous global Town Halls for all employees, to keep our employees informed and to provide opportunities for employees globally to ask questions to senior management.

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

Additional information about our human capital resources, as well as information related to our sustainability efforts, is included in our annual Sustainability Report (located on the Investors subpage of our website www.envistaco.com). Information on our website, including the Sustainability Report, shall not be deemed incorporated by reference into this Annual Report.

Materials
Our manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, and plastics, and prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. For certain components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2024, we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.”
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
In the European Union (“EU”), our products are subject to the medical device laws of the various member states, which for many years were based on Directives of the European Commission. However, in May 2017, the EU adopted new, formal regulations to replace such Directives; specifically, the EU Medical Device Regulation (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU regulations were adopted with staggered transitional periods that have since been updated. In February 2023, the European Parliament and European Council adopted legislation that extended the majority of the compliance dates for EU MDR to 2027 or 2028, based upon the risk class of the device. Regulatory requirements in the United Kingdom (“UK”) are also changing as a result of Brexit (the UK’s withdrawal from the EU), and regulatory requirements in Switzerland are changing as a result of the country’s withdrawal from its Mutual Recognition Agreement with the EU Commission. Complying with the EU MDR and the evolving regulatory regimes in the UK and Switzerland requires modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes.
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
◦The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration in any form (including any kickback, bribe, or certain rebate), directly or indirectly, to induce or reward the referral of business payable under a government healthcare program, such as Medicare or Medicaid, or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate the statute to have committed a violation.

◦The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate the statute to have committed a violation.

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
◦The Open Payments Act requires manufacturers of medical devices covered under Medicare, Medicaid or the Children’s Health Insurance Program, subject to specific exceptions, to record payments and other transfers of value to a broad range of healthcare providers (including dentists) and teaching hospitals and to report this data as well as ownership and investment interests held by the physicians described above and their immediate family members to the Department of Health and Human Services (“HHS”) for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.
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
Healthcare Reform
In the U.S. and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. For example, there have been numerous political and legal efforts to expand, repeal, replace or modify the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), since the law’s enactment. For example, in early January, the Supreme Court agreed to consider reinstating some preventative care coverage requirements under PPACA that were struck down by a lower court. The hearing will occur in Spring of 2025. Federal regulatory agencies continue to interpret and modify PPACA regulations and guidance related to the PPACA, often as a result of presidential directives or the interplay with state law requirements.

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
Data Privacy and Security Laws
As a global manufacturer of medical devices, having access to and processing confidential, personal and/or sensitive data in the course of our business, we are subject to an increasing number of U.S. (federal and state) and international data privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal and/or sensitive information. Failure to comply with these statutory requirements, or mere notification of data breaches pursuant to these statutory requirements, can subject our company to legal, regulatory, and reputational risks, as well as the financial risks that can accompany regulatory investigations and enforcement actions and private litigation.

For example, in the U.S., HIPAA privacy, security, and breach notification rules require certain of our operations to maintain controls to protect the confidentiality, availability, and integrity of patient health information. In addition, individual states regulate data breach notification requirements as well as more general privacy and security requirements. Entities that are found to be in violation of HIPAA, for example as the result of a breach of unsecured protected health information or for failure to perform a HIPAA risk assessment, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

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

Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties or significant legal liability. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act (as amended by the California Privacy Rights Act, the “CCPA”), include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation. Numerous other states have adopted laws and regulations within the past several years or are in the process of adopting various privacy-related laws and regulations. Complying with comprehensive state privacy laws and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies.

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

On August 20, 2021, China promulgated the Personal Information Protection Act Law (“PIPL”), which took effect on November 1, 2021. The PIPL imposes specific rules for processing personal information and it also specifies that the law shall also apply to personal information activities carried out outside China but for the purpose of providing products or services to PRC citizens. It also contains certain requirements and restrictions before personal data may be transferred outside of the country, which continue to evolve. The PIPL carries maximum penalties of CNY50 million or 5% of the annual revenue of entities that process personal data.

Numerous other countries throughout the world have or are in the process of passing laws that contain similar requirements to the GDPR and the PIPL. For example, Brazil’s Lei Geral de Protecao de Dados (LGPD), similar to GDPR, gives consumers more control over how their personal information gets collected and used by external entities, with maximum penalties of up to R$50 million per infraction. Data residency/localization laws have also been passed or are under consideration in several countries (such as Russia), which require personal information relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.

Finally, the last few years have seen a number of federal and state regulatory efforts around the use of artificial intelligence. Like privacy and security, this is a quickly evolving patchwork of guidance, rules, and regulations from a number of legislative bodies, agencies, and other authorities. To the extent our efforts in research and innovation entail or embed the use of artificial intelligence into our products and services, or to the extent we leverage artificial intelligence in our internal operations (either directly or through third-party vendors), such legal and regulatory changes could ultimately apply to and thus impact our company’s practices.

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

Acquisitions
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
Restructuring Activities
We implemented restructuring activities across our businesses to execute our strategy, streamline operations, take advantage of available capacity and resources and to adjust our cost structure. For additional information regarding our restructuring activities, please refer to Note 20 to our Consolidated Financial Statements included elsewhere in this Annual Report.

Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Please refer to Note 15 to our Consolidated Financial Statements in this Annual Report for more information.
Available Information
We maintain an internet website at www.envistaco.com. We make available on the Investors subpage of our website (under the link “Filings & Reports”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports with the SEC. Our internet site and the information contained on or connected to that site are not incorporated by reference into this Annual Report.

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
•If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer, and our reliance upon sole or limited resources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
•If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to a cybersecurity incident, catastrophe or other events, our operations could be seriously harmed.
•The manufacture of many of our products is a highly exacting and complex process.
•A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect our business, operations, reputation and financial statements.
•We currently outsource certain elements of our information technology systems to third-party services providers and their failure to adequately perform their services or attacks to their information systems could have a material adverse impact on our business operations and make our systems vulnerable to attacks.
•Data privacy and security laws relating to the handling of personal information (including personal health information) are evolving across the world and may be drafted, interpreted or applied in a manner that results in increased costs, legal claims, fines against us, reputational damage or impedes delivery.
•Our growing use of AI systems to automate processes and analyze data poses inherent risks.
•Our growth depends in part on the timely development, commercialization, and customer acceptance of new and enhanced products and services based on technological innovation.
•Our ability to manage executive leadership transitions and to attract, develop and retain our key personnel is critical to our success.
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
•We have outstanding indebtedness of approximately $1.4 billion as of February 7, 2025, and in the future, we may incur additional indebtedness.
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
•We have recognized substantial impairment charges for our goodwill and indefinite-lived intangible assets and may be required to recognize additional impairment charges for assets in the future.
•Changes in accounting standards and subjective assumptions, estimates and judgements by management related to complex accounting matters could significantly affect our financial results or financial condition.
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
Our business is sensitive to general economic conditions. Sustained inflation, increases in interest rates, slower global economic growth, threatened or actual recessions, continuing supply chain disruptions, geopolitical tensions, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, consumer confidence, high levels of unemployment or underemployment (and a corresponding increase in the uninsured and underinsured population), reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, social or political unrest, the impact of the COVID-19 pandemic and other challenges that affect the global economy have previously and may continue to adversely affect us and our distributors, customers and suppliers. Our success also depends upon the continued strength of the markets we serve. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be susceptible to changes in economic conditions. The above factors can have the effect of:
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
In 2024, 52% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the emerging markets. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
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
For example, we generate approximately 9% of our annual sales from Greater China. Accordingly, our business, financial condition and results of operations may be adversely influenced by evolving political, economic and social conditions in China generally. China’s government continues to play a significant role in regulating industry development by imposing industrial policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. For example, China has implemented volume-based procurement policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumable products. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the U.S. and China. Any uncertainty or adverse changes to economic conditions in China or the policies of China’s government or its laws and regulations could have a material adverse effect on the overall economic growth of China and could impact our business and operating results, leading to a reduction in demand for our products and adversely affecting our business, growth rate, competitive position, results of operations and financial condition.

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

In particular, trade tensions between the U.S. and China have led to increased tariffs and trade restrictions. In addition, the U.S. has recently implemented new tariffs on China and proposed to significantly increase tariffs on foreign imports into the U.S. from other countries, particularly from Canada and Mexico. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice, and we may be unable to quickly and effectively react to or mitigate such actions.

Additionally, in connection with the ongoing conflict between Russia and Ukraine, governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. Russia also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia. Although these export controls and sanctions did not have a material impact on our financial position or results of operations as of and for the year ended December 31, 2024, the outcome and future impacts of the conflict and governmental responses thereto remain highly uncertain. Existing and future sanctions may have broad and pervasive impacts to the global economy and our operations, which could materially and adversely affect our business and results of operations.

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
In addition, some of our businesses purchase certain materials, components and services from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we may not be able to establish additional or replacement suppliers in a timely or cost-effective manner, including as a result of FDA and other regulations that require, among other things, validation of materials and components prior to their use in our products, which could further negatively impact our business and results of operations. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, work stoppages, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues and restrictions, war, terrorist actions, cyberattacks, widespread protests and civil unrest, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies. The supply chains for our businesses have also been impacted by the COVID-19 related lockdowns in China and the Russia-Ukraine conflict. Failure to obtain the needed supply of these products or to offset the increased costs could adversely impact our operating results.
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
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to a cybersecurity incident, catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crises and pandemics, war, terrorism, widespread protests and civil unrest, or other natural or man-made disasters. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which is prone to earthquakes and wildfires, in addition to the other risks discussed above. In January 2025, several wildfires impacted Los Angeles County. While these wildfires did not have a material adverse effect on our business, there can be no assurance that future wildfires will not have a material impact. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.

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
A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect our business, operations, reputation and financial statements.
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
These systems, products and services (including those we acquire through business acquisitions or that we leverage through third-party service providers) may be materially impacted and/or disrupted by information security incidents. This includes incidents such as ransomware, malware, viruses, phishing, social engineering, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. This existing risk is potentially compounded by the increased number of our employees with hybrid or full-time remote schedules and the related increase in remote access to our systems. Cyberattacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used by threat actors to identify vulnerabilities and design increasingly sophisticated cybersecurity attacks. Cybersecurity and privacy vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers.

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

Any of the cyberattacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers, suppliers, partners or distributors; prevent order placement and fulfillment; delay production and shipments; result in theft of our and our customers’ intellectual property and trade secrets; damage customer, patient, business partner and employee relationships; harm our reputation; result in defective products or services; or lead to legal or regulatory claims, proceedings, liability and/or penalties. These events may also result in increased costs for security and remediation. All of the foregoing could adversely affect our business, reputation and financial statements. For example, during the second half of 2023, one of our largest distributors experienced a cybersecurity incident which impacted their ability to place orders and consequently impacted the timing of orders received. This incident, however, as well as other cyberattacks, did not have a material impact to our financial results, business strategy or results of operations.
As cyber threats and regulatory requirements continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches. We may also be required to incur significant expense to respond to, contain or mitigate, and remediate problems caused by security incidents, including unauthorized access to protected health information and personal information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, and the potential for reputational harm and lost revenues due to a loss in confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation.
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

We believe that our subcontractors and vendors take precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems. However, despite our process for conducting due diligence on and contractually requiring security and privacy measures from our subcontractors and vendors, there is no guarantee such efforts will be successful in preventing a disruption, and it is possible that we may be impacted by third party information system failures. The occurrence of any information system failures with our vendors could result in interruptions, delays, loss or corruption of data and cessations or interruptions in the availability of these systems. All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial position and cash flows, and they could harm our business reputation.

We currently outsource certain elements of our information technology systems to third-party services providers and their failure to adequately perform their services or attacks to their information systems could have a material adverse impact on our business operations and make our systems vulnerable to attacks.
We rely on information technology systems to effectively process, transmit, and store electronic data and information for our day-to-day business operations, including sensitive personal information, personal data, personal health information, and confidential information. The size and complexity of our information technology systems makes them vulnerable to cyberattacks, intrusion, and other disruption. We currently outsource certain elements of our information technology systems to third-party subcontractors and other vendors. Our outsourcing relationships with third-parties involve access to certain of our sensitive information which may expose us to enhanced risks, attacks, and disruptions.

Data privacy and security laws relating to the handling of personal information (including personal health information) are evolving across the world and may be drafted, interpreted or applied in a manner that results in increased costs, legal claims, fines against us, reputational damage or impedes delivery.

As a global healthcare organization, we are subject to relatively stringent data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Our subcontractors and vendor to whom we outsource our information technology systems are also subject to the requirements of data privacy and security laws, regulations, and controls. For example, in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, security, and breach notification rules require certain of our operations to maintain controls to protect the confidentiality, availability, and integrity of patient health information. In addition, individual states regulate data breach notification requirements as well as more general privacy and security requirements. Entities within the U.S. that are found to be in violation of HIPAA, for example as the result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Based on the annual revisions for 2024, penalties for HIPAA violations can range from $141 to $2.134 million dollars per violation, with a maximum fine of $2.134 million for identical violations during a calendar year. In 2018, a nation-wide health benefit company paid $16 million to HHS following a data breach. Prior to this record payment, the largest HIPAA fine was $5.55 million. Under the law, state attorneys general have authority to bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. In addition, any penalties assessed under HIPAA could be in addition to other penalties assessed by a state for a data breach in violation of state laws.

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

Some state laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Finally, several states have adopted comprehensive privacy laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”) (collectively, the “CCPA”). Such laws grant consumers various rights over how their personal information is collected, use, and shared, as well as the ability to access their information, request that their information be deleted, corrected, to opt out of certain processing, to port their information to other third parties, and other rights.

Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. Certain of the states’ privacy, security, and data breach laws, including, for example, the CCPA, include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation. The CPRA, which went into effect on January 1, 2023, significantly amended the CCPA and imposed additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk processing, and opt outs for certain uses of sensitive data. It also created a new California Privacy Protection Agency (“CPPA”) authorized to issue substantive regulations and enforce the CCPA, which could result in increased privacy and information security enforcement. The CPPA continues to engage in additional rulemaking addressing various proposed requirements around privacy, security, automated decision-making technology, data brokers, and other related issues.

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

We also have to comply with a number of data privacy laws that apply to cross border data transfers including those in the EU, Switzerland, UK, Brazil and China. These may result in increased compliance costs and complexity when transferring data internationally.

Data residency and localization laws have also been passed or are under consideration in several countries (such as China and Russia), which require personal information relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.

Finally, the last few years have seen a number of U.S. federal and state regulatory efforts around the use of artificial intelligence. Like privacy and security, this is a quickly evolving patchwork of guidance, rules, and regulation from a number of legislative bodies, agencies, and other authorities. In the European Union, even more comprehensive and prescriptive requirements over artificial intelligence have been enacted in the form of the EU AI Act, which went into effect on August 1, 2024 with varying implementation deadlines. To the extent our efforts in research and innovation entail or embed the use of artificial intelligence into our products and services, or to the extent we leverage artificial intelligence in our internal operations (either directly or through third-party vendors), such legal and regulatory changes could ultimately apply to and thus impact our company’s practices.

Compliance with the varying data privacy regulations across the U.S. and around the world is complex and have required significant expenditures and may require additional expenditures and changes in our products or business models that increase complexity and competition. We may also experience less demand for our products if we are unable to enable our customers to comply with their obligations under data privacy laws.

In addition, government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

Our growing use of AI systems to automate processes and analyze data poses inherent risks.

We have and are continuing to incorporate AI, including machine learning, in certain of our internal operations and may in the future incorporate AI into certain of our products and services, with the intent to enhance their operation and effectiveness. For example, we have incorporated machine-learning into certain of our software to provide AI analysis of dental patient images designed to enhance a dentist’s own analysis. Flaws, biases or malfunctions in these systems could lead to operational disruptions, data loss, or erroneous decision-making, impacting our operations, financial condition and reputation. Ethical and legal challenges may arise, including biases or discrimination in AI outcomes, non-compliance with data protection regulations, and lack of transparency. The legal and regulatory landscape and industry standards surrounding AI technologies is rapidly evolving and uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Furthermore, the deployment of AI systems could expose us to increased cybersecurity threats, such as data breaches and unauthorized access leading to financial losses, legal liabilities, and reputational damage. We also face competitive risks if we fail to adopt AI or other machine-learning technologies in a timely manner.

Our growth depends in part on the timely development, commercialization, and customer acceptance of new and enhanced products and services based on technological innovation.
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
Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer. Further, if we are unable to decrease our costs associated with our Specialty Products & Technologies segment, we may be unable to improve our profitability. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns, failure to achieve positive clinical outcomes, uncertainty over third-party reimbursement or entrenched patterns of clinical practice. For additional information on third-party reimbursement of dental products, please refer to “Item 1. Business—Regulatory Matters.”

We have undergone, and may continue to experience, changes to our executive leadership team and senior management, and our future success will depend in part on our ability to manage these transitions successfully and on our ability to attract, develop and retain our key personnel.
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

Over the past fiscal year, there have been changes to our executive leadership team. These leadership transitions along with other senior management changes may be inherently difficult to manage. If we do not successfully manage this transition process, it could be viewed negatively by our customers, employees or investors and could have a negative impact on our business, results of operations and financial condition.

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
Historically, a substantial portion of our sales had come from a limited number of distributors, particularly Henry Schein, which accounted for approximately 10% of our sales in 2024 and 2023. It is anticipated that Henry Schein will continue to be the largest contributor to our sales for the foreseeable future. We do not currently have a master distribution agreement in place with Henry Schein for the distribution of our products in the U.S. and Canada. There can be no assurance that Henry Schein or any particular distributor will purchase any particular quantity of products from us or continue to purchase any products at all. If Henry Schein or any other key distributor or channel partner significantly reduces the volume of products purchased from us, it would have an adverse effect on our consolidated financial statements.
Our key distributors and other channel partners typically have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason, they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, reduction or discontinuation of their purchases from us or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our business and consolidated financial statements.

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
We continue to implement significant restructuring and site consolidation and centralization activities across our businesses to adjust our cost structure and to increase our operational efficiency, and we may engage in similar activities in the future. These restructuring and consolidation activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers, limit our ability to increase production quickly if demand for our products increases and trigger adverse public attention. As part of our site consolidation initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. We may make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. Further, these activities may cause employees or third parties to raise claims against us, potentially resulting in additional costs and/or causing delays in implementation. In addition, delays in implementing planned restructuring activities, site consolidation, centralization or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Moreover, we may not succeed in implementing present or future restructuring activities, site consolidation, centralization, or cost reduction activities. Realizing the anticipated benefits from these initiatives, if any benefits are achieved at all, may take several years, and we may be unable to achieve our targeted cost efficiencies and gross margin improvements. Additionally, we may have insufficient access to capital to fund investments in these strategic initiatives, or our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business. Any of the circumstances described above could adversely impact our business and financial statements.

We may be adversely affected by climate-related risks or by legal, regulatory or market responses to such risks.

The long-term effects of climate-related risks are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels or changes in weather patterns), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes), shifts in market trends (such as customers putting an increased priority on purchasing products that are sustainably made) and other adverse effects. Any of our primary locations may be vulnerable to the adverse effects of climate-related risks. For example, our corporate headquarters are located in California, which has historically experienced, and is likely to continue to experience, climate-related events including drought, water scarcity, flooding, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. In January 2025, several wildfires impacted Los Angeles County. While these wildfires did not have a material adverse effect on our business, there can be no assurance that future wildfires will not have a material impact. The effects of climate-related risks could also impair the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.

In addition, the increasing concern over climate change has resulted and may continue to result in more regional, federal, and/or global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions, alternative energy policies and sustainability initiatives, such as the State of California’s new climate change disclosure rules. Changes in environmental laws and regulations, in particular relating to climate change and greenhouse gas emissions, could require us, or our contract manufacturers or suppliers, to install additional equipment, or alter operations to incorporate new technologies or processes, which may result in additional expenses and adversely affect our operating results. In addition, regulators, customers, investors, employees and other stakeholders are focusing more on environmental matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent meeting such regulations and expectations and complying with disclosure requirements. If legislation or regulations are enacted or promulgated in the U.S. or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with, sourcing, manufacturing and distributing our products, which may adversely affect our business, results of operations and financial condition. Any such regulatory changes could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements.

Risks Related to Our Indebtedness

We have outstanding indebtedness of approximately $1.4 billion, and in the future, we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations.

As of February 7, 2025, we had outstanding indebtedness of approximately $1.4 billion, including approximately $793.6 million under our Second Amended Credit Agreement, $489.9 million under our 2028 Convertible Notes, $116.1 million under our 2025 Convertible Notes (together with the 2028 Convertible Notes, the “Notes”), and had an additional $750.0 million of borrowing capacity under the revolving credit facility pursuant to the Second Amended Credit Agreement, with the ability to request further increases to the revolving credit facility up to the greater of consolidated EBITDA or $525.0 million.
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

The risks described above will increase with the amount of indebtedness we incur, and in the future, we may incur significant indebtedness in addition to the indebtedness described above.

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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. We made an irrevocable election to satisfy the principal amounts of Notes outstanding upon conversion with cash. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of December 31, 2024, none of the conditions allowing the Note holders to convert the 2028 Convertible Notes was satisfied. As a result, as of December 31, 2024, the 2028 Convertible Notes are classified as a non-current liability. As of December 31, 2024, one of the conditions allowing the Note holders to convert the 2025 Convertible Notes was satisfied. As a result, as of December 31, 2024, the 2025 Convertible Notes are classified as a current liability.

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

◦Certain of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The health care austerity measures in other countries and other potential health care reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. For example, China has implemented volume-based procurement policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumable products. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

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

To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors and the process for obtaining such clearances or approvals could change over time. Even after initial regulatory clearance or approval, we are subject to periodic inspection by these regulatory authorities, and if safety issues arise, we may be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities and real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) have led to FDA Form 483 Inspectional Observations, and can lead to warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, mandatory recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating fraud and abuse, pricing and sales and marketing practices in the health care industry and the privacy and security of health information as well as manufacturing and quality standards, including the federal regulations described in “Item 1. Business —Regulatory Matters.” Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that government authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.
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

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws - In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in countries that have experienced corruption. Any such improper acts or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related stockholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation, and financial statements.

We are also required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.
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
We have a limited trading history and there may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through February 7, 2025, the sales price of our common stock as reported by the NYSE has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $52.03 on March 29, 2022. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

◦our quarterly or annual earnings, or those of other companies in our industry;
◦actual or anticipated fluctuations in our operating results;
◦changes in earnings estimated by securities analysts or our ability to meet those estimates;
◦the operating and stock price performance of other comparable companies;
◦changes to the regulatory and legal environment in which we operate;
◦macroeconomic conditions, inflation, interest rates, fluctuating foreign currency exchange rates, slow economic growth, continuing supply chain disruptions, and global conflicts, including the Russia-Ukraine war and the Israel-Hamas war;
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

Certain provisions in our second amended and restated certificate of incorporation, as amended, our third amended and restated bylaws, the Indentures governing the Notes, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our second amended and restated certificate of incorporation, as amended, and third amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt an unsolicited takeover not approved by our board of directors. These provisions include, among others:
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

Our second amended and restated certificate of incorporation, as amended, designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors, officers, employees and stockholders.
Our second amended and restated certificate of incorporation, as amended, provides that unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation, as amended, or third amended and restated bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction.

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

General Risks

We have recognized substantial impairment charges for our goodwill and indefinite-lived intangible assets and may be required to recognize additional impairment charges for such assets in the future.
As of December 31, 2024, the net carrying value of our goodwill and other intangible assets totaled approximately $2.9 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management’s best estimates. We conducted a goodwill and an intangibles impairment test during the second quarter of 2024 and recorded a pre-tax goodwill impairment charge of $960.5 million related to certain reporting units and a pre-tax impairment charge related to certain trade names, developed technology and customer relationships for $193.3 million. We conducted our annual goodwill and indefinite-lived intangibles impairment test during the fourth quarter of 2024 and did not identify any indicators of further impairment charges. As the fair value of these reporting units and indefinite-lived intangible assets approximate carrying value as of December 31, 2024, any further decline in key assumptions could result in additional impairment in future periods.

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
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to valuation of intangible assets and goodwill, and purchase price allocations related to business combinations are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by management could significantly change or increase volatility of our reported or expected financial performance or financial condition. Please refer to Note 2 to our Consolidated Financial Statements included in this Annual Report for additional information on our significant accounting policies and underlying assumptions, estimates and judgments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We are committed to taking action to protect our information assets and systems. We have an enterprise-wide information security program designed to identify, protect against, detect, and respond to and manage reasonably foreseeable cybersecurity risks and threats, including those associated with our use of third-party service providers. We have installed privacy/security protection systems and devices on our network in an attempt to prevent cyberthreats and other unauthorized access to information. Additionally, we conduct security risk assessments prior to engaging third party suppliers and other vendors and business partners to validate that they maintain appropriate safeguards to protect our and their information systems in connection with services they provide. This risk assessment is heightened with respect to vendors or business partners that have access to our critical systems and information.

We have adopted an Information Security Policy applicable to all of our employees and business partners. We provide security awareness education and training for our employees annually, conduct regular internal “phishing” testing and mandatory training for “clickers,” and publish internal alerts to highlight any emerging or urgent security threats. We also maintain a Global Security Incident Response Plan (“GSIRP”) to guide our response in the event of a cyberattack or other form of network penetration. Our GSIRP is a cross functional plan that documents the details and decision-making processes required during a response to a security incident, as well as the reporting protocol with escalation timelines and responsibilities. We test our GSIRP with tabletop exercises administered by a third party security consultant. We leverage the standards set by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as well as industry best practices to measure our security posture and manage risk. We also maintain cyber liability insurance to help mitigate potential liabilities resulting from cyber issues, although our insurer may deny coverage for a future claim or our insurance coverage may be insufficient to cover all losses from a cyberattack.

We evaluate and manage risks relating to cybersecurity as part of our overall enterprise risk management program. We perform an annual assessment across the Company to identify and review potential risks. Risks are prioritized based on threat models to improve cybersecurity throughout the Company.

Cybersecurity Governance
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

Our Board of Directors oversees our enterprise risk management program. The Audit Committee of our Board of Directors has the responsibility of exercising oversight with respect to our cybersecurity risk management and risk controls. Our Chief Information Officer provides periodic reports to the Audit Committee regarding our cybersecurity program, including our information risk management and oversight, security education and training, cyber threat detection and response processes, and relevant internal and industry cybersecurity attacks. The Board also receives a report out on cybersecurity issues and governance at least annually, with periodic updates as needed. Board members receive periodic presentations on cybersecurity topics from our Chief Information Officer and external experts as part of the Board’s continuing education on topics that impact public companies.

Material Cybersecurity Risks, Threats, and Incidents
Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyberattacks, and we expect the sophistication and frequency of such attacks to continue to increase. For example, during the second half of 2023, one of our largest distributors experienced a cybersecurity incident which impacted their ability to place orders and consequently impacted the timing of orders received. This incident, however, as well as other cyberattacks to date, did not have a material impact on our business strategy, results of operations or financial condition. There can be no assurance that future incidents will not materially affect us, including our business strategy, results of operations or financial condition. Please refer to “Item 1A. Risk Factors—Risks Related to Our Business” for further detail about the material cybersecurity risks we face.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Brea, California in a facility that we lease. As of December 31, 2024, our facilities included approximately 32 significant office, research and development, manufacturing and distribution facilities. Thirteen of these facilities are located in the U.S. in six states and 19 are located outside the U.S. in 13 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and the Middle East. These facilities cover approximately 2.5 million square feet, of which approximately 0.5 million square feet are owned and approximately 2.0 million square feet are leased. Particularly outside the U.S., facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution.

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
The number of holders of record of our common stock as of February 7, 2025 was 18. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the S&P Health Care Index from December 31, 2019 through December 31, 2024. The graph assumes $100 was invested in each of our common stock, the S&P 500 Index, and the S&P Health Care Index as of the market close on December 31, 2019. The S&P 500 Stock Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Performance Graph Table
	December 31,
	2019	2020	2021	2022	2023	2024
Envista Holdings Corporation	$100	$114	$152	$114	$81	$65
S&P 500 Index	$100	$118	$152	$125	$158	$197
S&P 500 Health Care Index	$100	$111	$138	$133	$134	$135

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations of our business is designed to provide a reader of our financial statements with a narrative from the perspective of management. You should read the following discussion in conjunction with the sections entitled “Envista Holdings Corporation Audited Consolidated Financial Statements” included in this Annual Report on Form 10-K. This section of the Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into six sections:
◦Overview
◦Results of Operations
◦Liquidity and Capital Resources
◦Qualitative and Quantitative Disclosures About Market Risk
◦Critical Accounting Estimates
◦New Accounting Standards

OVERVIEW
General
We provide products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. We help our customers deliver the best possible patient care through industry-leading dental consumables, solutions, technologies, and services. With leading brand names, innovative technology and strong market positions, we are a leading worldwide provider of a broad range of solutions to support implant-based tooth replacements, orthodontic treatments, and diagnostic solutions, as well as general dental consumable products, equipment and services, and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries across North America, Asia, Europe, the Middle East and Latin America.

During 2024, 52% of our sales were derived from customers outside the United States. As a global provider of dental consumable products, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions, including sustained inflation, increases in interest rates, fluctuating foreign currency exchange rates, slower economic growth, customer channel inventory realignment and continuing supply chain disruptions. Dental costs are largely out-of-pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be more susceptible to changes in economic conditions.

Foreign Exchange Rates
Significant portions of our sales and costs are exposed to changes in foreign exchange rates. During the year ended December 31, 2024, our products were sold in more than 130 countries and 52% of our sales were to customers outside of the United States. We seek to manage our foreign exchange risk, in part, through our operations, including managing same-currency sales in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As our operations use multiple foreign currencies, including the euro, British pound, Brazilian real, Australian dollar, Japanese yen, Canadian dollar and Chinese yuan, changes in those currencies relative to the U.S. dollar will impact our sales, cost of sales and expenses, and consequently, net income. Exchange rate fluctuations in emerging markets may also directly affect our customers’ ability to buy our products in these geographic markets.

On a year-over-year basis, currency exchange rates negatively impacted reported sales by 0.7% for the year ended December 31, 2024 compared to 2023, primarily due to the strengthening of the U.S. dollar against most major currencies. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations.

Pricing Controls
Certain countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. For example, China has implemented volume-based procurement (“VBP”) policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumable products.

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

Product Development, New Product Launches and Commercial Investment
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation. Our future growth and success depend on both our pipeline of new products and technologies, including new products and technologies that we may obtain through license or acquisition, and the expansion of the use of our existing products and technologies. We believe we are a leader in dental R&D, with a track record of product innovation, business development and commercialization.

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

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the years ended December 31, 2024 and 2023.

Israel-Hamas War and Related Conflict

In response to the attacks in Israel and the related hostilities and despite the recent ceasefire agreement and hostage deal, we continue to monitor the social, political, and economic environment in Israel and in the region for any impact to our operations. We maintain a production facility in Israel related to our Alpha-Bio Tech Implant brand. While we have experienced some volatility in the region, the Israel-Hamas War and related hostilities have not had a material impact on our business.

Trade Policies and Regulations
Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets. In particular, trade tensions between the U.S. and China have led to increased tariffs and trade restrictions. In addition, the U.S. has recently implemented new tariffs on China and proposed to significantly increase tariffs on foreign imports into the U.S. from other countries, particularly from Canada and Mexico. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice. Existing and future tariffs may have a material adverse effect on our business and results of operations.

Assumptions Related To Aligner Treatment Plans

Our aligner business, included in the Specialty Products & Technologies segment, enters into revenue contracts that involve multiple future performance obligations which include optional aligners at no additional charge. Our treatment plans are comprised of the following performance obligations: initial aligner shipment and the subsequent shipments of any optional refinement aligners. For such plans, we also consider usage rates, which is the number of times a customer is expected to order additional refinement aligners. This usage rate is the basis for estimating the amount of transaction price to allocate to future performance obligations.

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

Components of Sales and Costs and Expenses
Sales
Our sales are primarily derived from the sale of dental consumable products, equipment and services to third-party distributors and end-users. For additional information regarding our products, including descriptions of our products, refer to “Item 1. Business—Business Segments.”

Costs and Expenses and Other
Cost of sales consists primarily of cost of materials, facilities and other infrastructure used to manufacture our products and shipping and handling costs attributable to delivering our products to our customers. Also included in cost of sales are productivity improvement and restructuring expenses related to our manufacturing operations.

Selling, general and administrative (“SG&A”) expenses consist of, among other things, the costs of selling, marketing, promotion, advertising and administration (including business technology, facilities, legal, finance, human resources, business development and procurement) and amortization expense for intangible assets that have been acquired through business combinations. Also included are productivity improvement and restructuring expenses related to our SG&A.

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
Business Performance
During the year ended December 31, 2024, our sales decreased 2.2%, while core sales decreased 1.5% as compared to the comparable period of 2023. The impact of foreign currency exchange rates reduced sales in the year ended December 31, 2024, by 0.7% compared to the comparable period of 2023.
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

	Years Ended December 31,						% Change	% Change
($ in millions)	2024		2023		2022		2024/2023	2023/2022
Sales	$2,510.6	100.0%	$2,566.5	100.0%	$2,569.1	100.0%	(2.2)%	(0.1)%
Cost of sales	1,137.9	45.3%	1,126.0	43.9%	1,094.3	42.6%	1.1%	2.9%
Gross profit	1,372.7	54.7%	1,440.5	56.1%	1,474.8	57.4%	(4.7)%	(2.3)%
Operating costs:
SG&A expenses	1,158.0	46.1%	1,056.9	41.2%	1,055.5	41.1%	9.6%	0.1%
R&D expenses	99.1	3.9%	93.8	3.7%	100.1	3.9%	5.7%	(6.3)%
Goodwill and intangible asset impairment	1,153.8	46.0%	258.3	10.1%	—	—%	NM	NM
Operating (loss) profit	(1,038.2)	(41.4)%	31.5	1.2%	319.2	12.4%	NM	(90.1)%
Nonoperating (expense) income:
Other (expense) income, net	(0.1)	—%	(23.0)	(0.9)%	3.1	0.1%	(99.6)%	NM
Interest expense, net	(46.4)	(1.8)%	(63.4)	(2.5)%	(38.4)	(1.5)%	(26.8)%	65.1%
(Loss) income before income taxes	(1,084.7)	(43.2)%	(54.9)	(2.1)%	283.9	11.1%	NM	(119.3)%
Income tax expense	33.9	1.4%	45.3	1.8%	45.9	1.8%	(25.2)%	(1.3)%
(Loss) income from continuing operations	(1,118.6)	(44.6)%	(100.2)	(3.9)%	238.0	9.3%	NM	(142.1)%
Income from discontinued operations, net of tax	—	—%	—	—%	5.1	0.2%	—%	(100.0)%
Net (loss) income	$(1,118.6)	(44.6)%	$(100.2)	(3.9)%	$243.1	9.5%	NM	(141.2)%

Effective tax rate	(3.1)%		(82.5)%		16.2%
NM - Non-meaningful percentage change related to year-to-year comparisons

Business Segments
Sales by business segment were as follows ($ in millions):

	For the Years Ended December 31,
	2024	2023	2022
Specialty Products & Technologies	$1,616.4	$1,642.4	$1,598.6
Equipment & Consumables	894.2	924.1	970.5
Total	$2,510.6	$2,566.5	$2,569.1

GAAP Reconciliation
Sales and Core Sales Growth

	2023 vs. 2024	2023 vs. 2022
Total sales growth (GAAP)	(2.2)%	(0.1)%
Less the impact of:
Acquisitions	—%	(1.2)%
Currency exchange rates	0.7%	0.9%
Core sales growth (non-GAAP)	(1.5)%	(0.4)%
Sales and core sales growth for the year ended December 31, 2024 decreased 2.2% and 1.5%, respectively, compared to the comparable period in 2023. The decrease in sales volume was primarily driven by channel inventory realignment, and changes to revenue deferral related to our aligner treatment plans which negatively impacted sales by 2.2% on a period-over-period basis, partially offset by an increase in sales price of 0.7%. Geographically, sales volume was negatively impacted by lower demand in Europe, China and North America, partially offset by strong demand in Russia.
COST OF SALES AND GROSS PROFIT MARGIN

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Cost of sales	$1,137.9	$1,126.0	$1,094.3
Gross profit margin	54.7%	56.1%	57.4%
The increase in cost of sales and decrease in gross profit margin during the year ended December 31, 2024, as compared to the comparable period in 2023, was primarily driven by unfavorable product mix, the impairment of certain long-lived assets and lower period-over-period savings associated with productivity improvements. The decrease in gross profit margin percentage was further impacted by lower volume driven by channel inventory realignment, and changes to revenue deferral related to our clear aligner treatment plans, partially offset by a 0.7% increase in sales price.
OPERATING EXPENSES

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Selling, general and administrative expenses	$1,158.0	$1,056.9	$1,055.5
Research and development expenses	$99.1	$93.8	$100.1
Goodwill and intangible asset impairment	$1,153.8	$258.3	$—
SG&A as a % of sales	46.1%	41.2%	41.1%
R&D as a % of sales	3.9%	3.7%	3.9%

The increase in SG&A expenses as a percentage of sales for the year ended December 31, 2024, as compared to the comparable period of 2023, was primarily due to higher sales and marketing investments, increased compensation, increased bad debt, higher restructuring costs, and higher legal settlement costs, partially offset by a decrease in amortization of intangible assets.
R&D expenses as a percentage of sales for the year ended December 31, 2024, was consistent with the comparable period in 2023.
Goodwill and intangible asset impairment for the year ended December 31, 2024 of $1,153.8 million consisted of a $960.5 million goodwill charge and a $193.3 million intangible asset charge. Approximately $707.8 million of the goodwill impairment charge related to our Specialty Products & Technologies segment and $252.7 million related to our Equipment & Consumables segment. The reduction in value was primarily due to adverse macroeconomic factors such as, higher cost of borrowing and inflationary pressures, geopolitical factors and weakened global demand which contributed to reduced expectations of future cash flows and a sustained suppressed stock price.

The intangible asset impairment charges consisted of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment and $92.2 million which consisted of certain finite-lived patents and technology and customer relationships within the Equipment & Consumables segment and was primarily due to a reduction in projected cash flows discussed above.

Goodwill and intangible asset impairment for the year ended December 31, 2023 consisted of a $212.3 million goodwill charge and a $46.0 million intangible asset charge. Approximately $134.5 million of the goodwill impairment charge related to our Specialty Products & Technologies segment and $77.8 million related to our Equipment & Consumables segment. The reduction in value was primarily due to significant increases in discount rates utilized in valuing these reporting units, adverse macroeconomic factors such as higher cost of borrowing and inflationary pressures, geopolitical factors, and lower forecast of operating results which contributed to reduced expectation of future cash flows. The intangible asset impairment charge related to certain indefinite-lived trade names within the Specialty Products & Technologies segment. The reduction in the intangible value was primarily due to higher discount rates and reduction in projected cash flows as discussed above.

OTHER (EXPENSE) INCOME, NET
Other (expense) income, net for the year ended December 31, 2024 consists primarily of net losses on investments, offset by net periodic benefit costs. Other expenses, net for the year ended December 31, 2023 consists primarily of $29.0 million of inducement and other expenses associated with the Notes Exchanges, offset by a $3.6 million net gain on investments.

INTEREST COSTS AND FINANCING
Interest costs were $46.4 million and $63.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease in interest expense for the year ended December 31, 2024 as compared to the comparable period of 2023 was primarily due to higher returns on cash and cash equivalents and lower variable rate term borrowings and interest rates.
For a discussion of our outstanding indebtedness, refer to Note 16 to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

INCOME TAXES

	For the Years Ended December 31,
	2024	2023	2022
Effective tax rate	(3.1)%	(82.5)%	16.2%

Our effective tax rate for the year ended December 31, 2024 was (3.1)% compared to (82.5)% in 2023. The change in the effective rate was primarily due to larger nondeductible impairment charges for goodwill in the current year compared to the prior year.

SPECIALTY PRODUCTS & TECHNOLOGIES
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative products, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Sales	$1,616.4	$1,642.4	$1,598.6
Operating profit	89.9	232.1	268.6
Operating profit as a % of sales	5.6%	14.1%	16.8%
GAAP Reconciliation
Sales and Core Sales Growth

	2024 vs. 2023	2023 vs. 2022
Total sales growth (GAAP)	(1.6)%	2.7%
Less the impact of:
Acquisitions	—%	(1.1)%
Currency exchange rates	0.7%	1.3%
Core sales growth (non-GAAP)	(0.9)%	2.9%
Sales
Sales and core sales growth for the year ended December 31, 2024 decreased 1.6% and 0.9%, respectively, compared to the comparable period in 2023. The decrease in sales and core sales was primarily due to changes to revenue deferral related to our clear aligner treatment plans on a period-over-period basis. Sales volume and price also declined by 0.7% and 0.2%, respectively, compared to the comparable period in 2023.
Geographically, sales for the year ended December 31, 2024 decreased primarily due to lower demand in North America and Europe, partially offset by Russia.
Operating Profit

Operating profit margin was 5.6% for the year ended December 31, 2024, as compared to an operating profit margin of 14.1% for the comparable period of 2023. The decrease in operating profit margin was primarily due to lower sales, including the impact from changes to the revenue deferral related to our clear aligner treatment plans, the impairment of certain long-lived assets, unfavorable product mix, lower period-over-period savings associated with productivity improvements, higher bad debt costs, and our investment in our long-term growth initiatives.
EQUIPMENT & CONSUMABLES
Our Equipment & Consumables segment primarily develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related consumable products; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Equipment & Consumables Selected Financial Data

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Sales	$894.2	$924.1	$970.5
Operating profit	152.3	156.3	172.4
Operating profit as a % of sales	17.0%	16.9%	17.8%
GAAP Reconciliation
Sales and Core Sales Growth

	2024 vs. 2023	2023 vs. 2022
Total sales growth (GAAP)	(3.2)%	(4.8)%
Less the impact of:
Acquisitions	—%	(1.5)%
Currency exchange rates	0.6%	0.4%
Core sales growth (non-GAAP)	(2.6)%	(5.9)%
Sales
Sales and core sales growth for the year ended December 31, 2024 decreased 3.2% and 2.6%, respectively, compared to the comparable period in 2023. A decrease in sales volume driven by channel inventory realignment negatively impacted sales by 4.8% on a period-over-period basis, partially offset by an increase in sales price of 2.2%. Geographically, sales for the year ended December 31, 2024 decreased primarily due to lower demand from Europe and China, partially offset by Russia and North America.
Operating Profit
Operating profit margin was 17.0% for the year ended December 31, 2024, as compared to an operating profit margin of 16.9% for the comparable period of 2023. The increase in operating profit margin was primarily due to an increase in sales price and a decrease in amortization of intangibles, partially offset by a decrease in sales volume driven by channel inventory realignment and unfavorable product mix.
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

Following is an overview of our cash flows and liquidity, which includes the cash flows of the KaVo Treatment Unit and Instrument Business for the year ended December 31, 2022 as discussed in Note 3 to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K:

Overview of Cash Flows and Liquidity

	Year Ended December 31,
($ in millions)	2024	2023	2022
Net cash provided by operating activities	$336.5	$275.7	$182.7

Payments for additions to property, plant and equipment	$(33.8)	$(58.2)	$(75.7)
Purchases of investments held in rabbi trust	(32.8)	—	—
Proceeds from sale of investments held in rabbi trust	9.3	—	—
Proceeds from sales of property, plant and equipment	0.1	6.1	3.3
Proceeds from sale of equity investment	0.4	10.7	—
Acquisitions, net of cash acquired	—	—	(696.2)
Proceeds from sale of KaVo Treatment Unit and Instrument Business	—	—	73.9
Proceeds from the settlement of derivative financial instruments	2.5	1.6	56.0
All other investing activities	(0.3)	(22.6)	(18.6)
Net cash used in investing activities	$(54.6)	$(62.4)	$(657.3)

Proceeds from stock option exercises	$2.4	$11.3	$21.8
Tax withholding payment related to net settlement of equity awards	(5.3)	(7.9)	(9.1)
Proceeds from issuance of convertible notes due 2028	—	500.2	—
Debt issuance costs related to issuance of convertible notes due 2028	—	(13.8)	—
Principal paid related to exchange of convertible notes due 2025	—	(401.2)	—
Proceeds from borrowing	—	323.5	0.3
Repayments of borrowing	(100.0)	(288.8)	(0.5)
Debt issuance costs related to other borrowings	—	(4.5)	—
Proceeds from revolving line of credit	—	—	124.0
Repayment of revolving line of credit	—	—	(124.0)
All other financing activities	(0.8)	0.1	—
Net cash (used in) provided by financing activities	$(103.7)	$118.9	$12.5

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting cash flows.

Net cash provided by operating activities was $336.5 million during the year ended December 31, 2024, as compared to net cash provided by operating activities of $275.7 million in 2023. The increase is primarily due to better overall working capital management and tax payments.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $54.6 million during the year ended December 31, 2024, as compared to net cash used in investing activities of $62.4 million for the comparable period in 2023. The decrease is primarily due to lower net payments for purchases of property, plant and equipment, partially offset by the net purchases of investments held in a rabbi trust combined with the absence of proceeds for the sale of an equity investment in the prior year.

Financing Activities
Cash flow relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash used in financing activities was $103.7 million during the year ended December 31, 2024, compared to net cash provided by financing activities of $118.9 million for the comparable period of 2023 and was primarily due to a repayment of $100.0 million of the 2028 Term Loan during 2024 compared to net borrowings during 2023.

For a description of our outstanding debt as of December 31, 2024, refer to Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.
As of December 31, 2024, we had no borrowings outstanding under the revolving credit facility and we had the ability to incur an additional $750.0 million of indebtedness in direct borrowings under the revolving credit facility. As of December 31, 2024, we were in compliance with all of our debt covenants.

Cash and Cash Requirements
As of December 31, 2024, $1,069.1 million of cash and cash equivalents were held on deposit with financial institutions. Of this amount, $218.3 million was held within the United States and $850.8 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties and fund our restructuring activities as required and support other business needs. We generally intend to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business.”
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

While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. In early 2025, we transferred approximately $320 million in international cash to the United States.
Following enactment of the Tax Cut and Jobs Act of 2017 (“TCJA”) and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. Additionally, we have determined that unremitted foreign earnings are not considered indefinitely reinvested to the extent foreign earnings can be distributed without a significant tax cost. As such, we have recorded foreign withholding tax liabilities related to the future repatriation of such earnings. We continue to indefinitely reinvest all other outside basis differences to the extent reversal would incur a significant tax liability.
As of February 7, 2025, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

Purchase Obligations
The Company’s purchase obligations primarily consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of purchase obligations as of December 31, 2024.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase Obligations	$96.6	$87.7	$8.9	$—	$—

For a description of our remaining contractual obligations, such as debt and leases see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16 - Debt and Credit Facilities” and “-Note 8 - Leases.”

Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2024.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$12.6	$6.6	$5.4	$0.2	$0.4
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

The Company repaid $100.0 million of the 2028 Term Loan during the year ended December 31, 2024.

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

For a description of our outstanding debt as of December 31, 2024, refer to Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Interest Rate Risk
Certain of our borrowings are at variable rates of interest, which may expose us to interest rate risk. We have a variable rate 2028 Term Loan for $430.0 million and a 2028 Euro Term Loan for €350.0 million as of December 31, 2024. We have from time to time entered into interest rate swap agreements to manage our interest rate risk, however we do not have any interest rate swap agreements as of December 31, 2024. A 100 basis point increase in the interest rate related to our 2028 Term Loan and our 2028 Euro Term Loan would have increased interest expense by $8.0 million for 2024.

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
On January 17, 2023, we entered into a two-year $150.0 million cross-currency swap derivative contract to partially hedge our net investment in foreign operations against the adverse movement in exchange rates between the U.S. dollar and the euro. This cross-currency contract effectively converts a portion of our U.S. dollar senior term loan facilities to obligations denominated in euros and will partially offset the impact of changes in currency rates on foreign currency denominated net investments. On December 23, 2024, this cross-currency swap derivative contract was extended for an additional three years and will mature in January 2028. For additional information on hedging transactions and derivative financial instruments, please refer to Note 11 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Other than the above cross-currency swap derivative contract, we generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales and net earnings in our consolidated financial statements. In addition, we have assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2024 would have reduced equity by approximately $214 million.
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
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors—Risks Related to Our Business.”. At December 31, 2024, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Acquired Intangibles

Our business acquisitions typically result in the recognition of goodwill, patents, technology, customer relationships and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2 and 9 to our Consolidated Financial Statements for a description of our policies relating to acquisitions, goodwill and acquired intangibles.
We review goodwill and identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We also test goodwill and intangible assets with indefinite lives at least annually for impairment. Determining whether an impairment loss occurred requires valuation analyses, including making a comparison of the carrying amount to the sum of discounted cash flows expected to be generated by the asset. These analyses require us to make judgments and estimates about future sales, expenses, market conditions and discount rates related to these assets. If actual results are not consistent with our estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken to net income which would adversely affect our consolidated financial statements.

During the second quarter ended June 28, 2024 and prior to our annual impairment test, we identified indicators of a "more likely than not" impairment related to various reporting units within our Specialty Products & Technologies and Equipment & Consumables segments. As part of our second quarter evaluation, we used the income approach in performing our goodwill impairment test in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. The income approach uses a discounted cash flow model with inputs developed using both internal and market-based data. Our significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit which include, but are not limited to, discount rates, revenue growth rates, and operating margin assumptions. There are inherent uncertainties related to these assumptions and our judgment in applying them to the analysis of goodwill impairment. Our reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management.

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

As part of our second quarter assessment, we also reviewed our indefinite-lived intangible assets for impairment and used the relief from royalty method to estimate the fair value of such assets. Our significant assumptions vary amongst, and are specific to, each underlying indefinite-lived intangible asset which includes, but is not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and royalty rates. As a result of our indefinite-lived intangible asset impairment test at June 28, 2024, we recorded an impairment charge of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment. The reduction in value is primarily due to a reduction in projected cash flows as discussed above.

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

We tested both goodwill and indefinite-lived intangible assets during our annual impairment test on the first day of the fourth quarter by performing a qualitative assessment, which considered both macro and industry specific conditions among other factors. Based on this assessment, no impairment indicators were noted which would require us to perform a quantitative impairment analysis.

We also recorded impairment charges as a result of our annual impairment test during the year ended 2023, whereby we recorded a pre-tax goodwill impairment charge of $212.3 million, with $134.5 million related to our Specialty Products & Technologies segment and $77.8 million related to our Equipment & Consumables segment, and a $46.0 million indefinite-lived intangible asset impairment related to certain indefinite-lived trade names within our Specialty Products & Technologies segment. There were no goodwill and indefinite-lived intangible asset impairment charges recorded for the year ended December 31, 2022.

Furthermore, we review the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We recorded an impairment of $92.2 million related to developed technology and customer relationships within our Equipment & Consumables segment as of June 28, 2024. We did not record any impairment loss for finite-lived intangible assets subsequent to June 28, 2024, nor for the years ended December 31, 2023 and 2022.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 13, 2025 appears on page 69 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envista Holdings Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Goodwill Impairment
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company tests for goodwill impairment annually, at the reporting unit level, on the first business day of its fiscal fourth quarter or more frequently if an event occurs or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company identified certain triggering events that occurred as of the interim date of June 28, 2024 that required an interim goodwill impairment test at the reporting unit level. Reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value. As discussed in Note 9 to the financial statements, as a result of the interim impairment assessment, the Company recorded an impairment loss of certain reporting units in the amount of $960.5 million. Total goodwill as of December 31, 2024 was $2.3 billion and represented 42% of total assets.
Auditing the Company’s goodwill impairment test as of June 28, 2024 for the impaired reporting units was challenging and judgmental due to the estimation required to determine the fair value of the impaired reporting units. In particular, the significant assumptions include inputs into the discount rates used to discount future cash flows. The discount rates related to the impaired reporting units could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s goodwill impairment evaluation process for the impaired reporting units. For example, we tested controls over management’s development of the above-described assumptions used in the valuation model.
To test the estimated fair values of the Company’s impaired reporting units, our principal audit procedures included (i) assessing the historical results compared to projected results, (ii) involving valuation specialists to assess the methods, models, and assumptions used within the valuation, and (iii) evaluating underlying significant assumptions utilized by management in the valuation of the reporting units. For example, we compared the significant assumptions discussed above used by management to the Company’s business models and other relevant factors.
Indefinite-lived Intangible Asset Impairment
Description of the Matter	As discussed in Note 9 to the consolidated financial statements, the Company tests for the impairment of indefinite-lived intangible assets annually on the first business day of its fiscal fourth quarter or more frequently if an event occurs or circumstances indicate it is more likely than not that the estimated fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company identified certain triggering events that occurred as of the interim date of June 28, 2024 that required an interim indefinite-lived intangible asset impairment test. The indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. As discussed in Note 9 to the financial statements, as a result of the interim impairment assessment, the Company recorded an impairment loss of certain indefinite-lived intangible assets in the amount of $101.1 million. Total indefinite-lived intangible assets as of December 31, 2024 was $0.3 billion and represented 6.3% of total assets.
Auditing the Company’s indefinite-lived intangible asset impairment test as of June 28, 2024 for one of the Company’s impaired indefinite-lived intangible assets was challenging and judgmental due to the estimation required to determine the fair value of the indefinite-lived intangible asset. In particular, the significant assumptions include inputs into the discount rate used to discount future cash flows. The discount rate related to the impaired indefinite-lived intangible asset could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s indefinite-lived intangible asset impairment evaluation process. For example, we tested controls over management’s development of the above-described assumption used in the valuation model.
To test the estimated fair value of the impaired indefinite-lived intangible asset, our principal audit procedures included (i) assessing the historical results compared to projected results, (ii) involving valuation specialists to assess the methods, models, and assumptions used within the valuation, and (iii) evaluating underlying assumptions utilized by management in the valuation of the indefinite-lived intangible asset, including the significant assumption used in the model, as described above. For example, we compared the significant assumption discussed above used by management to the Company’s business models and other relevant factors.

/s/	Ernst & Young LLP

We have served as the Company's auditor since 2018.

Irvine, California

February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Envista Holdings Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Envista Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

February 13, 2025

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share amounts)

	As of
	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,069.1	$940.0
Trade accounts receivable, less allowance for credit losses of $26.6 and $17.3, respectively	363.0	407.5
Inventories, net	241.0	258.8
Prepaid expenses and other current assets	115.2	137.4
Total current assets	1,788.3	1,743.7
Property, plant and equipment, net	277.0	309.6
Operating lease right-of-use assets	142.8	125.1
Other long-term assets	230.6	180.5
Goodwill, net	2,261.9	3,292.2
Other intangible assets, net	649.9	954.0
Total assets	$5,350.5	$6,605.1
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$116.0	$115.3
Trade accounts payable	174.6	179.5
Accrued expenses and other liabilities	553.6	455.7
Operating lease liabilities	34.5	30.3
Total current liabilities	878.7	780.8
Operating lease liabilities	118.9	109.9
Other long-term liabilities	139.8	142.4
Long-term debt	1,278.3	1,398.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 174.2 million shares issued and 172.2 million shares outstanding at December 31, 2024; 173.3 million shares issued and 171.5 million shares outstanding at December 31, 2023	1.7	1.7
Additional paid-in capital	3,791.6	3,758.2
Accumulated (deficit) earnings	(487.4)	631.2
Accumulated other comprehensive loss	(371.1)	(217.2)
Total stockholders’ equity	2,934.8	4,173.9
Total liabilities and stockholders’ equity	$5,350.5	$6,605.1
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Sales	$2,510.6	$2,566.5	$2,569.1
Cost of sales	1,137.9	1,126.0	1,094.3
Gross profit	1,372.7	1,440.5	1,474.8
Operating expenses:
Selling, general and administrative	1,158.0	1,056.9	1,055.5
Research and development	99.1	93.8	100.1
Goodwill and intangible asset impairment	1,153.8	258.3	—
Operating (loss) profit	(1,038.2)	31.5	319.2
Nonoperating (expense) income:
Other (expense) income, net	(0.1)	(23.0)	3.1
Interest expense, net	(46.4)	(63.4)	(38.4)
(Loss) income before income taxes	(1,084.7)	(54.9)	283.9
Income tax expense	33.9	45.3	45.9
(Loss) Income from continuing operations, net of tax	(1,118.6)	(100.2)	238.0
Income from discontinued operations, net of tax (Note 3)	—	—	5.1
Net (loss) income	$(1,118.6)	$(100.2)	$243.1
Earnings per share:
(Loss) earnings from continuing operations - basic	$(6.50)	$(0.60)	$1.46
(Loss) earnings from continuing operations - diluted	$(6.50)	$(0.60)	$1.34

Earnings from discontinued operations - basic	$—	$—	$0.03
Earnings from discontinued operations - diluted	$—	$—	$0.03

(Loss) earnings - basic	$(6.50)	$(0.60)	$1.49
(Loss) earnings - diluted	$(6.50)	$(0.60)	$1.37
Average common stock and common equivalent shares outstanding:
Basic	172.2	166.9	162.9
Diluted	172.2	166.9	177.6
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in millions)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(1,118.6)	$(100.2)	$243.1
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(151.4)	16.8	(100.9)
Cash flow hedge adjustments	—	—	1.7
Pension plan adjustments	(2.5)	(8.9)	17.6
Total other comprehensive (loss) income, net of income taxes	(153.9)	7.9	(81.6)
Comprehensive (loss) income	$(1,272.5)	$(92.3)	$161.5
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 ($ in millions)

	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity	Noncontrolling Interests
Balance, December 31, 2021	$1.6	$3,732.6	$466.9	$(143.5)	$4,057.6	$0.4
Cumulative effect of adjustment related to change in accounting principle. (Note 2)	—	(77.8)	21.4	—	(56.4)	—
Balance, January 1, 2022	1.6	3,654.8	488.3	(143.5)	4,001.2	0.4
Change in noncontrolling interest	—	—	—	—	—	(0.4)
Common stock-based award activity	—	44.2	—	—	44.2	—
Net income	—	—	243.1	—	243.1	—
Other comprehensive loss	—	—	—	(81.6)	(81.6)	—
Balance, December 31, 2022	1.6	3,699.0	731.4	(225.1)	4,206.9	—
Common stock-based award activity	—	35.1	—	—	35.1	—
Partial exchange of convertible notes due 2025 and partial unwind of capped call transactions. (Note 16)	0.1	24.1	—	—	24.2	—
Net loss	—	—	(100.2)	—	(100.2)	—
Other comprehensive income	—	—	—	7.9	7.9	—
Balance, December 31, 2023	1.7	3,758.2	631.2	(217.2)	4,173.9	—
Common stock-based award activity	—	33.4	—	—	33.4	—
Net loss	—	—	(1,118.6)	—	(1,118.6)	—
Other comprehensive loss	—	—	—	(153.9)	(153.9)	—
Balance, December 31, 2024	$1.7	$3,791.6	$(487.4)	$(371.1)	$2,934.8	$—

See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,118.6)	$(100.2)	$243.1
Noncash items:
Depreciation	40.8	36.0	31.8
Amortization	82.3	99.6	106.0
Allowance for credit losses	17.9	7.1	4.8
Stock-based compensation expense	35.3	30.7	30.5
Loss (gain) on equity investments, net	0.4	(3.6)	—
Loss (gain) on sale of property, plant and equipment	2.8	(5.4)	(1.9)
Gain on sale of KaVo treatment unit and instrument business	—	—	(8.9)
Restructuring charges	—	1.3	4.7
Goodwill and intangible asset impairments	1,153.8	258.3	—
Fixed assets impairments and other charges	17.1	0.2	6.4
Fair value adjustment of acquisition-related inventory	—	—	9.5
Non-cash operating lease costs	31.4	27.0	24.3
Inducement expense related to exchange of convertible notes	—	28.5	—
Amortization of debt discount and issuance costs	4.9	4.6	4.1
Deferred income taxes	(29.0)	(37.0)	(29.0)
Change in trade accounts receivable	10.0	(17.0)	(71.0)
Change in inventories	3.6	35.1	(39.9)
Change in trade accounts payable	(1.2)	(46.3)	44.5
Change in prepaid expenses and other assets	(6.7)	3.3	(11.7)
Change in accrued expenses and other liabilities	134.5	(12.0)	(133.0)
Change in operating lease liabilities	(42.8)	(34.5)	(31.6)
Net cash provided by operating activities	336.5	275.7	182.7
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(33.8)	(58.2)	(75.7)
Purchases of investments held in rabbi trust	(32.8)	—	—
Proceeds from sale of investments held in rabbi trust	9.3	—	—
Proceeds from sales of property, plant and equipment	0.1	6.1	3.3
Proceeds from sale of equity investment	0.4	10.7	—
Acquisitions, net of cash acquired	—	—	(696.2)
Proceeds from sale of KaVo treatment unit and instrument business, net	—	—	73.9
Proceeds from the settlement of derivative financial instruments	2.5	1.6	56.0
All other investing activities, net	(0.3)	(22.6)	(18.6)
Net cash used in investing activities	(54.6)	(62.4)	(657.3)
Cash flows from financing activities:

Proceeds from stock option exercises	2.4	11.3	21.8
Tax withholding payment related to net settlement of equity awards	(5.3)	(7.9)	(9.1)
Proceeds from issuance of convertible notes due 2028	—	500.2	—
Debt issuance costs related to issuance of convertible notes due 2028	—	(13.8)	—
Principal paid related to exchange of convertible notes due 2025	—	(401.2)	—
Proceeds from borrowings	—	323.5	0.3
Repayment of borrowings	(100.0)	(288.8)	(0.5)
Debt issuance costs related to other borrowings	—	(4.5)	—
Proceeds from revolving line of credit	—	—	124.0
Repayment of revolving line of credit	—	—	(124.0)
All other financing activities	(0.8)	0.1	—
Net cash (used in) provided by financing activities	(103.7)	118.9	12.5
Effect of exchange rate changes on cash and cash equivalents	(49.1)	0.9	(4.6)
Net change in cash and cash equivalents	129.1	333.1	(466.7)
Beginning balance of cash and cash equivalents	940.0	606.9	1,073.6
Ending balance of cash and cash equivalents	$1,069.1	$940.0	$606.9

Supplemental data:
Cash paid for interest	$54.7	$63.2	$38.4
Cash paid for taxes	$32.9	$98.6	$119.2
ROU assets obtained in exchange for operating lease obligations	$54.8	$22.1	$36.0
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Business Overview

The Company provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a worldwide provider of a broad range of dental implants, orthodontic appliances, diagnostic solutions, general dental consumable products, equipment and services and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.

The Company operates in two business segments: Specialty Products & Technologies and Equipment & Consumables.
The Company’s Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. The Company’s Equipment & Consumables segment primarily develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related consumable products; and restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As discussed in Note 3, Discontinued Operations, the Company reclassified certain amounts to discontinued operations associated with the final transfer of assets in 2022 related to its 2021 sale of the KaVo dental treatment unit and instrument business (the "KaVo Treatment Unit and Instrument Business"). All segment information and descriptions for the year ended December 31, 2022 exclude the KaVo Treatment Unit and Instrument Business which was part of the Company’s Equipment & Consumables segment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries.
Use of Estimates
The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple performance obligation arrangements, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, accounts receivable reserves, inventory excess and obsolescence reserves, warranty reserves, certain accrued expenses, restructuring and other related charges, contingent liabilities, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets and related valuation allowances, and stock-based compensation.

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
Investments
Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. For investments which do not qualify for the equity method and do not have readily determinable fair values, the Company uses the measurement alternative method which requires it to record these investments at cost, and remeasure to fair value upon observable price changes in orderly transactions for the identical or similar investment of the same issuer, or upon impairment. Investments are recorded as Other long-term assets in the Consolidated Balance Sheets and as a component of Investing Activities in the Consolidated Statements of Cash Flows. No significant realized or unrealized gains or losses were recorded during the three years ended December 31, 2024, 2023 and 2022 with respect to these investments.

Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, investments in a rabbi trust, contingent consideration, derivatives, trade accounts payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 12 for the fair values of the Company’s other financial instruments.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are tested for impairment annually on the first day of the fourth quarter of each fiscal year or more frequently if event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs a quantitative test. When tested quantitatively, the Company may use a combination of techniques adjusted for current period facts and circumstances, including an income approach and a market-based approach, to determine whether the fair value of each reporting unit is greater than its carrying amount. Similarly, the Company performs its impairment test of indefinite-lived intangibles by using the relief from royalty method to determine whether the fair value of the underlying asset is greater than its carrying amount. If the carrying value of a reporting unit or an underlying indefinite-lived intangible asset exceeds its respective fair value, an impairment charge is recognized. In making these assessments, management relies on a number of factors, including business trends, business plans, economic projections, expected future operating results and cash flow, and the Company’s market capitalization. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. For the year ended December 31, 2024, the Company recognized goodwill and indefinite-lived intangible asset impairments of $960.5 million and $101.1 million, respectively. Additionally, the Company recognized goodwill and indefinite-lived intangible asset impairments of $212.3 million and $46.0 million, respectively, for the year ended December 31, 2023 and no impairment charge for goodwill or indefinite-lived intangible assets for the year ended December 31, 2022. Additional information related to the testing of goodwill and indefinite-lived intangible asset impairment, including results of the 2023 and 2024 annual impairment tests, are provided in Note 9, Goodwill and Other Intangible Assets.

Additionally, management reviews the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For the year ended December 31, 2024, the Company recognized an impairment charge of $92.2 million for finite-lived intangible assets and no impairment charge for finite-lived intangible assets for the years ended December 31, 2023 and 2022.

Revenue Recognition

The Company derives revenues primarily from the sale of Specialty Products & Technologies and Equipment & Consumables products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. For equipment, consumable products and spare parts sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty and service, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and service is recognized based upon the period of time elapsed under the arrangement.

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

Additionally, the Company continually reviews and updates its usage rate, which is the number of times a clear aligner customer is expected to order additional aligners after the initial aligner shipment, along with other related assumptions associated with its clear aligner treatment plan contracts. Changes to standalone sales price, usage rates and related assumptions may impact the pattern of revenue recognition for future treatment plans. The process of estimating the usage rate requires judgment and evaluation of inputs, including historical usage data in order to predict future usage patterns.

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
Derivative Financial Instruments
The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company may at times also enter into interest rate swaps to mitigate a portion of its interest rate risk related to the Company’s debt. The derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the interest rate swap qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive loss within equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations are recognized in accumulated other comprehensive loss within equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Note 11 for additional information on derivative financial instruments.
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
Stock-Based Compensation
The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units, performance stock options, and performance stock units, based on the fair value of the award as of the grant date. Refer to Note 17 for additional information on the stock-based compensation plan in which certain employees of the Company participate.
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
Deferred Compensation Plan
Certain management employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. The obligations are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Balance Sheets. Participants may choose among alternative earnings rates for the amounts they defer, which are based on the programs’ investment options. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts. Amounts voluntarily deferred by employees into the Company stock fund and amounts contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of Company common stock, and therefore are not reflected in the plan obligations.
As a nonqualified deferred compensation plan, funding of the obligation is not required, however during the year ended December 31, 2024, the Company funded the plan obligations through a Company established irrevocable rabbi trust. The assets held in the irrevocable rabbi trust consist primarily of mutual funds, which are measured at fair value, and corporate owned life insurance policies which have cash surrender values (which approximate fair value), and are intended to align with the deferred compensation obligation investment options selected by plan participants.

Accounting Standards Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures” (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods after December 15, 2024. The Company adopted this guidance on December 31, 2024 and updated its disclosures to conform to this new segment disclosure requirement.

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
Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-04, “Debt– Debt with Conversion and Other Options, (subtopic 470-20).” The update is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update ASU 2020-06. The Company has not yet completed its assessment of the impact of ASU 2024-04 on the Company’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, (subtopic 220-40).” The update requires the disclosure of specific information related to certain costs and expenses, including amounts for inventory purchases, employee compensation, and depreciation and amortization included in each relevant expense caption presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2024-03 on the Company’s Consolidated Financial Statements.

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

NOTE 3. DISCONTINUED OPERATIONS
On December 31, 2021, the Company sold substantially all of the KaVo Treatment Unit and Instrument Business (the “Divestiture”) to planmeca Verwaltungs Gmbh, Germany (“Planmeca”), pursuant to the master sale and purchase agreement among the Company, Planmeca, and Planmeca Oy. However, the final transfer of assets in certain countries was not executed and closed until 2022. Therefore the results of the Divestiture are presented as discontinued operations for the year ended December 31, 2022 in the accompanying Consolidated Financial Statements, with the exception of the Consolidated Statements of Cash Flows which include the financial results of the KaVo Treatment Unit and Instrument Business for the year ended December 31, 2022. There are no discontinued operations for the years ended December 31, 2024 and 2023.

The operating results of the Divestiture are reflected in the Consolidated Statements of Operations within income from discontinued operations, net of tax as follows ($ in millions):

Year Ended December 31, 2022
Sales	$11.7
Cost of sales	9.1
Gross profit	2.6
Operating expenses:
Selling, general and administrative	3.2
Research and development	—
Operating loss	(0.6)
Income tax expense	—
Loss from discontinued operations	(0.6)
Gain on sale of discontinued operations, net of tax	5.7
Net income from discontinued operations	$5.1

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2023	$17.3
Foreign currency translation	(0.8)
Provision for credit losses	17.9
Write-offs charged against the allowance	(3.6)
Recoveries	(4.2)
Balance at December 31, 2024	$26.6

NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2024	2023
Finished goods	$181.6	$196.4
Work in process	25.1	17.2
Raw materials	91.0	100.3
Reserve for inventory obsolescence	(56.7)	(55.1)
Total	$241.0	$258.8

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2024	2023
Land and improvements	$10.0	$10.0
Buildings and improvements	166.0	157.4
Machinery, equipment and other assets	431.2	417.9
Construction in progress	33.9	65.3
Gross property, plant and equipment	641.1	650.6
Less: accumulated depreciation	(364.1)	(341.0)
Property, plant and equipment, net	$277.0	$309.6

For the year ended December 31, 2024, the Company recognized fixed asset impairment charges of $13.0 million for certain assets included in machinery, equipment and other assets and construction in progress related to its Specialty Products & Technologies segment. The fixed asset impairment charge is recorded as a component of cost of sales within the Consolidated Statement of Operations. There were no fixed asset impairment charges for the year ended December 31, 2023 and 2022.

NOTE 7. EQUITY SECURITY INVESTMENTS USING THE MEASUREMENT ALTERNATIVE METHOD
The summary below represents the Company’s equity security investments using the measurement alternative method that do not have readily determinable fair values and as of December 31 are summarized as follows ($ in millions):

	2024	2023
Equity security investments	$26.4	$28.6

The Company records net realized and unrealized gains (losses) for the above security investments in other income (expense), net, in the Consolidated Statements of Operations. Net unrealized gains (losses) are summarized as follows ($ in millions):

	Year Ended December 31,
	2024	2023	2022
Investment loss
Unrealized loss	$(1.5)	$(3.3)	$—
Total	$(1.5)	$(3.3)	$—

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
The components of operating lease expense for the years ended December 31 were as follows ($ in millions):

	2024	2023
Fixed operating lease expense (a)	$38.6	$34.2
Variable operating lease expense	7.8	7.7
Total operating lease expense	$46.4	$41.9
______________
(a)    Includes short-term leases and sublease income, both of which were not significant.
The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31:

	2024	2023
Weighted average remaining lease term	6 years	7 years
Weighted average discount rate	4.9%	4.1%
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2024 ($ in millions):

2025	40.5
2026	36.4
2027	29.2
2028	19.2
2029	15.2
Thereafter	35.4
Total operating lease payments	175.9
Less: imputed interest	(22.5)
Total operating lease liabilities	$153.4
As of December 31, 2024, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company assesses both goodwill and indefinite-lived intangible assets for impairment as of the first day of the fourth quarter annually or more frequently if events or changes in circumstances indicate the asset might be impaired. As of June 28, 2024 and prior to its annual impairment test, the Company identified indicators of a "more likely than not" impairment related to its various reporting units within the Specialty Products & Technologies and Equipment & Consumables segments.

As part of its June 28, 2024 evaluation, the Company used the income approach in performing a goodwill impairment test in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. The income approach uses a discounted cash flow model with inputs developed using both internal and market-based data. The Company's significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit which include, but are not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and operating margin assumptions. These assumptions were developed in light of current market conditions and future expectations which include, but were not limited to, impact of competition, new product development and future economic conditions. As a result of this impairment test, the Company recorded a pre-tax goodwill impairment charge of $960.5 million during the second quarter of 2024, with $707.8 million related to its Specialty Products & Technologies segment and $252.7 million related to its Equipment & Consumables segment. The reduction in value was primarily due to adverse macroeconomic factors such as, higher cost of borrowing and inflationary pressures, geopolitical factors, and weakened global demand which contributed to reduced expectations of future cash flows and a sustained suppressed stock price.

As part of its June 28, 2024 assessment, the Company also reviewed its indefinite-lived intangible assets for impairment and used the relief from royalty method to estimate the fair value of such assets. The Company's significant assumptions vary amongst, and are specific to, each underlying indefinite-lived intangible asset which include, but are not limited to, revenue growth rates assumptions (including perpetual growth rates), discount rates and royalty rates. As a result of this impairment test, the Company recorded an impairment charge of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment during the second quarter of 2024. The reduction in value was primarily due to a reduction in projected cash flows due to the factors discussed above.

For both goodwill and indefinite-lived intangible assets the Company performed its 2024 annual test of impairment on the first day of the fourth quarter. Based on this assessment, the Company’s analysis indicated that the fair value of its reporting units exceeded its carrying values and consequently did not result in a further impairment charge. However, any deviation in future actual financial results compared to the forecasted financial results or valuation assumptions used in the impairment tests, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets, among other factors, could have a material adverse effect on the fair value of either the reporting units or indefinite-lived intangible assets and could result in future impairment charges. There can be no assurance that the Company’s future asset impairment testing will not result in a material charge to earnings.

The Company also recorded impairment charges as a result of the Company’s annual impairment test during the year ended 2023, whereby the Company recorded a pre-tax goodwill impairment charge of $212.3 million, with $134.5 million related to its Specialty Products & Technologies segment and $77.8 million related to its Equipment & Consumables segment, and a $46.0 million indefinite-lived intangible asset impairment related to certain indefinite-lived trade names within the Specialty Products & Technologies segment.

There were no goodwill and indefinite-lived intangible asset impairment charges recorded for the year ended December 31, 2022.

The impairment charges described above are recorded in the Goodwill and intangible asset impairment line within the Consolidated Statements of Operations.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2023	$2,007.0	$(134.5)	$1,872.5	$1,497.5	$(77.8)	$1,419.7	$3,504.5	$(212.3)	$3,292.2
Impairment charges	—	(707.8)	(707.8)	—	(252.7)	(252.7)	—	(960.5)	(960.5)
Foreign currency translation	(54.0)	—	(54.0)	(15.8)	—	(15.8)	(69.8)	—	(69.8)
Balance at December 31, 2024	$1,953.0	$(842.3)	$1,110.7	$1,481.7	$(330.5)	$1,151.2	$3,434.7	$(1,172.8)	$2,261.9
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful life. During the year ended December 31, 2024, the Company recorded an impairment charge of $92.2 million related to developed technology and customer relationships within the Equipment & Consumables segment. The reduction in value was primarily due to a reduction in projected cash flows due to the factors discussed above. There were no finite-lived intangible assets impairment charges recorded for the years ended December 31, 2023 and 2022.

The following summarizes the gross carrying value, accumulated amortization and accumulated impairment losses, for each major category of intangible asset ($ in millions):

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$376.0	$(235.6)	$(87.2)	$53.2
Customer relationships and other intangibles	881.6	(714.9)	(5.0)	161.7
Trademarks and trade names	189.3	(90.9)	—	98.4
Total finite-lived intangibles	1,446.9	(1,041.4)	(92.2)	313.3
Indefinite-lived intangibles:
Trademarks and trade names	483.7	—	(147.1)	336.6
Total intangibles	$1,930.6	$(1,041.4)	$(239.3)	$649.9

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$439.5	$(269.1)	$—	$170.4
Customer relationships and other intangibles	928.1	(706.9)	—	221.2
Trademarks and trade names	225.5	(115.8)	—	109.7
Total finite-lived intangibles	1,593.1	(1,091.8)	—	501.3
Indefinite-lived intangibles:
Trademarks and trade names	498.7	—	(46.0)	452.7
Total intangibles	$2,091.8	$(1,091.8)	$(46.0)	$954.0
Total intangible amortization expense in 2024, 2023 and 2022 was $82.3 million, $99.6 million and $106.0 million, respectively. Based on the intangible assets recorded as of December 31, 2024, amortization expense is estimated as follows for the next five years and thereafter ($ in millions):

Years Ending December 31,
2025	$72.2
2026	58.9
2027	48.7
2028	46.9
2029	17.8
Thereafter	68.8
$313.3

NOTE 10. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2024		2023
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$162.7	$25.4	$120.0	$23.1
Sales and product allowances	69.1	1.5	72.0	1.7
Contract liabilities	146.5	20.3	106.4	8.4
Taxes, income and other	58.3	36.8	39.9	44.3
Restructuring-employee severance, benefits and other	15.6	—	16.0	—
Pension benefits	4.6	29.7	5.8	30.1
Loss contingencies	9.9	22.5	11.0	27.0
Other	86.9	3.6	84.6	7.8
Total	$553.6	$139.8	$455.7	$142.4

NOTE 11.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On January 17, 2023, the Company entered into a two-year cross-currency swap derivative contract, with a notional value of $150.0 million. This contract effectively converts a portion of the Company’s U.S. dollar denominated senior term loan facilities to obligations denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments. On December 23, 2024, this cross-currency swap derivative contract was extended for an additional three years and will mature on January 17, 2028.

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

The change in the fair value of the cross-currency swap instrument and the foreign currency translation of the senior euro term loan facilities are recorded in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 18.

The Company has also historically used interest rate swap derivative contracts to reduce its variability of cash flows related to interest payments with respect to its senior term and senior euro term loan facilities. The interest rate swap contracts exchanged interest payments based on variable rates for interest payments based on fixed rates. The changes in the fair value of these instruments are recorded in accumulated other comprehensive loss (see Note 18). The interest income or expense from the cross-currency and interest rate swaps is recorded in interest expense, net in the Company’s Consolidated Statements of Operations consistent with the classification of interest expense attributable to the underlying debt. The Company did not have any outstanding interest rate swap contracts as of December 31, 2024.

The following table summarizes the notional values as of December 31, 2024 and 2023 and pretax impact of changes in the fair values of instruments designated as net investment and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the years ended December 31, 2024 and 2023 ($ in millions):

	Notional Amount	Gain Recognized in OCI
Year Ended December 31, 2024
Foreign currency denominated debt	$362.4	$24.0
Foreign currency contract	150.0	9.2
Total	$512.4	$33.2

	Notional Amount	Loss Recognized in OCI
Year Ended December 31, 2023
Foreign currency denominated debt	$386.4	$(8.9)
Foreign currency contract	150.0	(3.3)
Total	$536.4	$(12.2)

The Company did not reclassify any deferred gains or losses related to its net investment hedge from accumulated other comprehensive loss to income during the years ended December 31, 2024 and 2023. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from accumulated other comprehensive loss into income during the years ended December 31, 2024 and 2023. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge is classified in investing activities in the accompanying Consolidated Statements of Cash Flows.

The Company’s derivative instrument, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified as of December 31, 2024 and 2023, in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2024	2023
Derivative assets:
Other long-term assets	$5.9	$—

Derivative liabilities:
Other long-term liabilities	$—	$3.3

Nonderivative hedging instruments:
Long-term debt	$362.4	$386.4
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024:
Assets:
Cross-currency swap derivative contract	$—	$5.9	$—	$5.9
Investments in rabbi trust	$16.0	$8.2	$—	$24.2
Liabilities:
Deferred compensation plans	$—	$24.2	$—	$24.2
Contingent consideration	$—	$—	$0.3	$0.3

December 31, 2023:
Liabilities:
Cross-currency swap derivative contract	$—	$3.3	$—	$3.3
Deferred compensation plans	$—	$21.4	$—	$21.4
Contingent consideration	$—	$—	$3.8	$3.8

Derivative Instruments
The cross-currency swap derivative contract was classified as Level 2 in the fair value hierarchy as it is measured using the income approach with the relevant foreign currency current exchange rates and forward curves as inputs. Refer to Note 11 for additional information.

Deferred Compensation Plans
Deferred compensation obligations are classified as Level 2 inputs and are derived principally from, or corroborated by observable market data.

The deferred compensation obligations are funded through a Company established irrevocable rabbi trust, which holds investments that primarily consist of mutual funds and corporate owned life insurance policies. The mutual funds are valued based on quoted market prices and therefore are classified as Level 1. The corporate owned life insurance policies have cash surrender values (which approximate fair value), that derive their values from investments in mutual funds that are managed by an insurance company, valued using a market approach and therefore are classified within Level 2. Refer to Note 2 for additional information.

Contingent Consideration
Contingent consideration represents a cash hold back intended to be used for certain liabilities related to the Company’s acquisitions. Contingent consideration was classified as Level 3 in the fair value hierarchy as the estimated fair value was measured using a probability weighted discounted cash flow model.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments for the years ended December 31 were as follows ($ in millions):

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cross-currency swap derivative contract	$5.9	$5.9	$—	$—
Investments in rabbi trust	$24.2	$24.2	$—	$—
Liabilities:
Contingent consideration	$0.3	$0.3	$3.8	$3.8
Cross-currency swap derivative contract	$—	$—	$3.3	$3.3
Convertible senior notes due 2028	$489.7	$450.0	$486.9	$455.7
Convertible senior notes due 2025	$116.0	$125.4	$115.3	$145.1
Other debt	$788.6	$788.6	$911.2	$911.2
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on December 31, 2024 and 2023. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivables and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

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

The following sets forth the funded status of the Company’s plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	Pension Benefits
	2024	2023
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(111.4)	$(97.5)
Service cost	(4.7)	(4.5)
Interest cost	(3.3)	(3.8)
Employee contributions	(2.4)	(2.4)
Benefits and other expenses paid	2.3	2.4
Actuarial gain (loss)	0.5	(8.6)
Amendments, settlements and curtailments	23.3	10.6
Foreign exchange rate impact	8.5	(7.6)
Benefit obligation at end of year	(87.2)	(111.4)
Change in plan assets:
Fair value of plan assets at beginning of year	75.5	74.4
Actual return on plan assets	0.1	2.7
Employer contributions	5.1	5.2
Employee contributions	2.4	2.4
Amendments and settlements	(23.2)	(11.6)
Benefits and other expenses paid	(2.3)	(2.5)
Foreign exchange rate impact	(4.7)	4.9
Fair value of plan assets at end of year	52.9	75.5
Funded status	$(34.3)	$(35.9)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	December 31,
	2024	2023
Discount rate	2.7%	3.2%
Rate of compensation increase	2.6%	2.2%
Components of net periodic pension cost:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Service cost	$(4.7)	$(4.5)	$(5.5)
Interest cost	(3.3)	(3.8)	(1.8)
Expected return on plan assets	2.8	3.0	2.6
Amortization of prior service credit and initial net obligation	0.4	0.4	0.3
Amortization of actuarial gain	0.4	1.4	0.1
Net settlement and curtailment gain	0.1	1.5	1.9
Net periodic pension cost	$(4.3)	$(2.0)	$(2.4)

The following table represents the service cost and other net periodic benefit costs of the defined benefit pension plans incurred during the years ended December 31, 2024, 2023 and 2022 ($ in millions):

	2024	2023	2022
Service cost:
Cost of goods sold	$(1.7)	$(1.5)	$(0.8)
Selling, general and administrative	(2.9)	(3.0)	(4.7)
Other net periodic pension costs:
Other income	0.3	2.5	3.1
Total	$(4.3)	$(2.0)	$(2.4)
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	Year Ended December 31,
	2024	2023
Discount rate	3.6%	5.5%
Expected long-term return on plan assets	3.9%	3.9%
Rate of compensation increase	2.7%	2.8%

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

Included in accumulated other comprehensive loss as of December 31, 2024 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.7 million ($1.2 million, net of tax) and unrecognized actuarial gain of $3.8 million ($2.7 million, net of tax). The unrecognized actuarial gain and prior service credits, net, are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2024. The amounts included in accumulated comprehensive loss expected to be recognized in net periodic pension costs during the year ending December 31, 2025 is a prior service credit of $0.4 million ($0.3 million, net of tax) and an actuarial gain of $0.2 million ($0.1 million, net of tax), respectively.

Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans and is based primarily on contractual earnings rates included in existing insurance contracts as well as on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 3.5% to 4.1% for both 2024 and 2023, with a weighted average rate of return assumption of 3.9% for both 2024 and 2023.
Plan Assets
Plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan.
For the year ended December 31, 2023, the Company had some investments that were valued using Net Asset Value (“NAV”) as a practical expedient. In addition, some of the investments valued using NAV may only allow redemption monthly, quarterly, semiannually or annually and require up to 90 days prior written notice. These investments valued using NAV primarily consist of mutual funds which allow the Company to diversify the portfolio.

The fair values of the Company’s pension plan assets as of December 31, 2024, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5.5	$—	$—	$5.5
Insurance contracts	—	—	47.4	47.4
Total assets at fair value	$5.5	$—	$47.4	$52.9

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2024 ($ in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases / (Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$50.2	$(3.0)	$0.2	$—	$47.4

The fair values of the Company’s pension plan assets as of December 31, 2023, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$8.5	$—	$—	$8.5
Insurance contracts	—	—	50.2	50.2
Total	$8.5	$—	$50.2	$58.7
Investments measured at NAV (a):
Mutual funds				16.8
Total assets at fair value				$75.5
______________
(a)The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2023 (in millions):

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

Expected Contributions
During 2024, the Company contributed $5.1 million to its defined benefit pension plans. During 2025, the Company’s cash contribution requirements for its defined benefit pension plans are expected to be approximately $5.5 million.
The following sets forth benefit payments, which reflect expected future service, as appropriate, at December 31, 2024, are expected to be paid by the plans in the periods indicated ($ in millions):

2025	$4.7
2026	$4.3
2027	$5.0
2028	$4.6
2029	$4.7
2030 - 2034	$27.1
Other Matters
U.S. employees not covered by defined benefit plans are generally covered by defined contribution plans, which provide for Company funding based on a percentage of compensation. The Company provides eligible employees the opportunity to participate in defined contribution savings plans (commonly known as 401(k) plans). Employees may contribute to various investment alternatives. In most of these plans, the Company matches a portion of the employees’ contributions. The Company’s contributions to these plans amounted to $19.8 million, $12.1 million and $19.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company’s expense (income) for multiemployer pension plans totaled $1.0 million, $(0.3) million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 14. WARRANTY
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. At December 31, 2024 and December 31, 2023, the warranty liability was $8.4 million and $9.0 million, respectively.

NOTE 15. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible, it is disclosed if deemed material and if such loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for certain incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $32.4 million and $38.0 million as of December 31, 2024 and 2023, respectively, which are included in accrued liabilities in the Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

As of December 31, 2024, the Company had $12.6 million of guarantees consisting primarily of outstanding standby letters of credit and bank guarantees. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.

NOTE 16. DEBT AND CREDIT FACILITIES
The components of the Company’s debt as of December 31, were as follows, net of debt discount and debt issuance costs ($ in millions):

	2024	2023
Senior term loan facility due 2028 (the “2028 Term Loan”)	$427.0	$525.8
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	361.6	385.4
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	489.7	486.9
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	116.0	115.3
Total debt	1,394.3	1,513.4
Less: current portion	(116.0)	(115.3)
Long-term debt	$1,278.3	$1,398.1

The Company’s contractual minimum principal payments are as follows ($ in millions):

2025	$116.3
2026	—
2027	—
2028	1,292.6
Total	$1,408.9

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively the “2028 Term Loans”). The Second Amended Credit Agreement also includes a revolving credit facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity of $750.0 million and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the revolving credit facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of December 31, 2024 and December 31, 2023 there were no borrowings outstanding under this revolving credit facility. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time. The proceeds from the 2028 Term Loans were used to pay outstanding balances of the Term Loans under our prior credit facility. The Company paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement. The Company repaid $100.0 million of the 2028 Term Loan during the year ended December 31, 2024.

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

The interest rates for borrowings under the 2028 Term Loan were 6.08% and 6.70% as of December 31, 2024 and December 31, 2023, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 4.31% and 5.00% as of December 31, 2024 and December 31, 2023, respectively. Interest is payable monthly for the 2028 Term Loans. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of December 31, 2024.

2028 Convertible Notes

On August 10, 2023, the Company issued the 2028 Convertible Notes due on August 15, 2028, unless earlier repurchased, redeemed or converted. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $65.2 million principal amount, was $500.2 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $485.9 million. The Company used a portion of the net proceeds to pay the cash portion of the consideration in the exchange transaction described below under “2025 Convertible Notes.”

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of December 31, 2024, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

On August 10, 2023, the Company entered into exchange agreements with a limited number of holders of the 2025 Convertible Notes to exchange $401.2 million principal amount of the 2025 Convertible Notes for aggregate consideration which consisted of approximately $403.0 million in cash, which included accrued interest, and approximately 8.4 million shares of the Company’s common stock (the “Notes Exchanges”). The Company recognized a non-cash inducement charge of $28.5 million in connection with the Notes Exchanges which was recorded within Other Expense in the Consolidated Statements of Operations, a reduction of $4.4 million of unamortized debt issuance costs, and an increase in additional paid-in capital of $24.1 million.

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

Holders may convert at any time until the close of business on the second scheduled trading day preceding the maturity date. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2025 Convertible Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. The 2025 Convertible Notes are classified as short-term debt as of December 31, 2024 and December 31, 2023.

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

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Year Ended December 31,
	2024	2023
Contractual interest expense:
2028 Convertible Notes	$8.8	$3.4
2025 Convertible Notes	2.8	9.1
Amortization of debt issuance costs:
2028 Convertible Notes	2.8	1.0
2025 Convertible Notes	0.7	2.0
Total interest expense	$15.1	$15.5

For the years ended December 31, 2024 and 2023, the debt issuance costs were amortized using an annual effective interest rate of 2.4% and 3.0% for the 2028 Convertible Notes and the 2025 Convertible Notes, respectively.

As of December 31, 2024, the if-converted value of the 2025 Convertible Notes and the 2028 Convertible Notes did not exceed their respective outstanding principal amounts. As of December 31, 2023, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $16.9 million, while the if-converted value of the 2028 Convertible Notes did not exceed the outstanding principal.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	Year Ended December 31,
	2024	2023
2028 Convertible Notes	$10.5	$13.3
2025 Convertible Notes	0.3	1.0
2028 Term Loan	3.0	4.2
2028 Euro Term Loan	0.8	1.0
	$14.6	$19.5

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

NOTE 17. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Capital Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.01 per share and 15.0 million shares of preferred stock with a par value of $0.01 per share. No preferred shares were issued or outstanding as of December 31, 2024 and 2023.
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
The following table summarizes the Company’s stock activity (shares in millions):

	Year Ended December 31,
	2024	2023	2022
Common stock - shares issued:
Balance, beginning of period	173.3	163.7	162.0
Issuance of common stock	0.9	9.6	1.7
Balance, end of period	174.2	173.3	163.7
Stock-Based Compensation
The Company adopted the 2019 Omnibus Incentive Plan (the “Stock Plan”) that provides for the grant of stock appreciation rights, restricted stock units (“RSUs”), and performance stock units (‘PSUs”) (collectively, “Stock Awards”), as well as stock options (“Options”) and performance stock options (“PSOs”). A total of 21.0 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan. Under the Stock Plan, stock-based grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options and Stock Awards generally vest over a period of three to five years. Options expire ten years after the date of grant.
RSUs issued under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. The RSUs granted to employees provide for time-based vesting, generally over a three to five-year period. Prior to vesting, RSUs granted under the Stock Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. PSUs and PSOs issued under the Stock Plan provide for the issuance of a share, or the right to purchase a share at a designated price, respectively, of the Company’s common stock based on the achievement of various financial performance metric targets and market conditions, which are set at the time of grant.

The Company accounts for stock-based compensation by measuring all RSUs, PSOs, PSUs and Options at fair value as of the grant date. The Company generally recognizes compensation expense net of an estimated forfeiture rate on a straight-line basis over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period), except for RSUs compensation expense which is recognized using an accelerated attribution method. The fair value for RSU awards is calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the Options granted is calculated using a Black-Scholes option pricing model (“Black-Scholes”).

On January 21, 2022, the Company finalized an RSU agreement with Pacific Dental Services (“PDS”) which awarded PDS RSUs with a fair value of $12.5 million, or 273,522 RSUs, based on the Company’s stock price on December 23, 2021. The RSUs vest over approximately four years and contain performance milestones. As of December 31, 2024, 91,174 RSUs vested and were released as a result of a performance milestone achievement. The remaining 182,348 RSUs remained unvested as of December 31, 2024.

The following summarizes the assumptions used in the Black-Scholes model to value Options granted during the years ended December 31:

	2024	2023	2022
Risk-free interest rate	3.7 – 4.5%	3.9 – 4.4%	1.9 – 3.1%
Weighted average volatility	34.9%	35.2%	33.6%
Dividend yield	—%	—%	—%
Expected years until exercise	6.0	6.0	6.0
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
The amount of stock-based compensation expense recognized during a period is also based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated an annual forfeiture rate of 12.0% for the years ended December 31, 2024 and 2023, and 6.0%, for the year ended December 31, 2022.
The following summarizes the components of the Company’s stock-based compensation expense for the years ended December 31 ($ in millions):

	2024	2023	2022

RSUs / PSUs	$25.7	$20.3	$19.3
Options / PSOs	9.6	10.4	11.2
Total stock-based compensation expense	$35.3	$30.7	$30.5

The Company’s stock-based compensation is primarily recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2024, $43.3 million of total unrecognized compensation cost related to PSOs/Options and RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years.

The following summarizes the Company’s Option and PSO activity (in millions; except price per share and numbers of years):

	Number of Stock Options / PSOs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7.9	$24.16
Granted	0.5	$48.23
Exercised	(1.2)	$18.61
Cancelled/forfeited	(0.7)	$30.29
Outstanding as of December 31, 2022	6.5	$26.24
Granted	0.4	$38.03
Exercised	(0.6)	$18.87
Cancelled/forfeited	(0.7)	$35.19
Outstanding as of December 31, 2023	5.6	$26.90
Granted	2.6	$19.67
Exercised	(0.2)	$15.04
Cancelled/forfeited	(0.6)	$29.24
Outstanding as of December 31, 2024	7.4	$24.51	5.9	$4.1
Vested and expected to vest as of December 31, 2024	7.0	$24.80	5.6	$3.8
Vested as of December 31, 2024	4.7	$25.58	4.3	$2.8

Options and PSOs outstanding as of December 31, 2024 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Number of Stock Options / PSOs	Average Exercise Price	Average Remaining Life (in years)	Number of Stock Options / PSOs	Average Exercise Price
$12.54 to $16.51	0.5	$14.63	1.5	0.5	$14.63
$16.52 to $18.97	1.8	$18.47	9.4	0.3	$18.28
$18.98 to $25.13	2.6	$21.09	4.8	1.9	$20.57
$25.14 to $37.94	1.9	$31.39	4.9	1.7	$31.94
$37.95 to $48.52	0.6	$43.06	6.6	0.3	$44.58
The intrinsic value of Options and PSOs are calculated as the amount by which the market price of the Company’s stock exceeds the exercise price of the Option / PSO. The aggregate intrinsic value of Options and PSOs exercised during the years ended December 31, 2024, 2023 and 2022 was $0.8 million, $9.0 million and $31.0 million, respectively.

The following summarizes information on unvested RSU and PSU activity related to the Company’s employees and non-employee directors (in millions; except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1.7	$26.82
Granted	0.6	$47.80
Vested	(0.5)	$24.85
Forfeited	(0.3)	$33.62
Unvested at December 31, 2022	1.5	$34.85
Granted	1.0	$39.93
Vested	(0.6)	$30.93
Forfeited	(0.2)	$39.44
Unvested at December 31, 2023	1.7	$38.56
Granted	2.2	$21.07
Vested	(0.7)	$33.87
Forfeited	(0.3)	$30.45
Unvested at December 31, 2024	2.9	$27.37

The Company recognizes tax benefits for stock compensation in certain jurisdictions, primarily the United States, where tax deductions are based on market value at exercise or release and may exceed the grant-date value. The Company realized such tax benefits of $0.1 million, $1.3 million, and $3.5 million in 2024, 2023, and 2022, related to the exercise of Options and PSOs. For excess tax benefits related to the vesting RSUs and PSUs, the Company did not realize such excess tax benefits for the year ended December 31, 2024, and for the years ended December 31, 2023 and 2022 realized tax benefits of $0.2 million and $1.1 million, respectively. For all periods presented, the tax benefits were included as a component of income tax expense and as an operating cash inflow in the accompanying Consolidated Financial Statements.

In connection with the exercise of certain Options and the vesting of RSUs and PSUs, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holders (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2024, 242.0 thousand shares with an aggregate value of $5.3 million were withheld to satisfy the requirement. During the year ended December 31, 2023, 214.8 thousand shares with an aggregate value of $7.9 million were withheld to satisfy the requirement.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(139.6)	$(1.7)	$(2.2)	$(143.5)
Other comprehensive loss before reclassifications:
(Decrease) increase	(80.5)	2.2	24.6	(53.7)
Income tax impact	(20.4)	(0.5)	(5.2)	(26.1)
Other comprehensive (loss) income before reclassifications, net of income taxes	(100.9)	1.7	19.4	(79.8)
Amounts reclassified from accumulated other comprehensive loss income:
Decrease	—	—	(2.3)	(2.3)
Income tax impact	—	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(1.8)	(1.8)
Net current period other comprehensive (loss) income, net of income taxes	(100.9)	1.7	17.6	(81.6)
Balance, December 31, 2022	$(240.5)	$—	$15.4	$(225.1)
Other comprehensive loss before reclassifications:
Increase (decrease)	13.8	—	(7.7)	6.1
Income tax impact	3.0	—	1.5	4.5
Other comprehensive income (loss) before reclassifications, net of income taxes	16.8	—	(6.2)	10.6
Amounts reclassified from accumulated other comprehensive loss income:
Decrease	—	—	(3.3)	(3.3)
Income tax impact	—	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(2.7)	(2.7)
Net current period other comprehensive income (loss), net of income taxes	16.8	—	(8.9)	7.9
Balance, December 31, 2023	$(223.7)	$—	$6.5	$(217.2)
Other comprehensive loss before reclassifications:
Decrease	(143.1)	—	(2.6)	(145.7)
Income tax impact	(8.3)	—	0.6	(7.7)
Other comprehensive loss before reclassifications, net of income taxes	(151.4)	—	(2.0)	(153.4)
Amounts reclassified from accumulated other comprehensive loss income:
Decrease	—	—	(0.7)	(0.7)
Income tax impact	—	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	—	(0.5)	(0.5)
Net current period other comprehensive loss, net of income taxes	(151.4)	—	(2.5)	(153.9)
Balance, December 31, 2024	$(375.1)	$—	$4.0	$(371.1)

NOTE 19. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2024 and 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Year Ended December 31, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$684.0	$621.3	$1,305.3
Western Europe	439.4	106.6	546.0
Other developed markets	86.1	34.2	120.3
Emerging markets	406.9	132.1	539.0
Total	$1,616.4	$894.2	$2,510.6

	Year Ended December 31, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$702.0	$610.5	$1,312.5
Western Europe	447.7	121.7	569.4
Other developed markets	90.4	36.9	127.3
Emerging markets	402.3	155.0	557.3
Total	$1,642.4	$924.1	$2,566.5

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

With respect to certain clear aligner treatment plans, the Company enters into contracts that involve multiple future performance obligations which include optional additional aligners at no additional charge. The Company’s treatment plans are comprised of the following performance obligations: initial aligner shipment and the subsequent shipments of any optional refinement aligners. For such plans, the Company also considers usage rates, which is the number of times a customer is expected to order additional refinement aligners.

As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $128.0 million, including $94.9 million related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2024 and 2023, the contract liabilities were $166.8 million and $114.8 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the years ended December 31, 2024 and 2023, is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period that was included in the contract liability balance at December 31, 2023 and December 31, 2022, respectively.
Revenue recognized during the years ended December 31, 2024 and 2023 that is included in the contract liability balance at December 31, 2023 and December 31, 2022 was $97.1 million and $74.6 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 10% of total sales for the years ended December 31, 2024 and 2023 and 11% for the year ended December 31, 2022.

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
Restructuring related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2024	2023	2022
Specialty Products & Technologies	$13.8	$14.0	$14.7
Equipment & Consumables	7.4	19.0	19.7
Other	6.3	2.1	3.2
Total	$27.5	$35.1	$37.6
Restructuring related charges incurred during the years ended December 31 were reflected in the following captions in the accompanying Consolidated Statements of Operations ($ in millions):

	2024	2023	2022
Cost of sales	$5.9	$10.0	$13.6
Selling, general and administrative expenses	21.6	25.1	24.0
Total	$27.5	$35.1	$37.6

At December 31, 2024 and 2023, the restructuring liability was $15.6 million and $16.0 million, respectively. The December 31, 2023 liability was paid during the current period and the December 31, 2024 liability was incurred during 2024 and is expected to be paid out in 2025.

NOTE 21. INCOME TAXES
For the years ended December 31, (loss) income before income taxes were as follows ($ in millions):

	2024	2023	2022
United States	$(1,070.9)	$(324.7)	$21.9
International	(13.8)	269.8	262.0
Total	$(1,084.7)	$(54.9)	$283.9
The provision (benefit) for income taxes for the years ended December 31 were as follows ($ in millions):

	2024	2023	2022
Current:
Federal U.S.	$15.6	$33.9	$42.5
Non-U.S.	47.9	44.5	22.4
State and local	(0.2)	3.9	8.6
Deferred:
Federal U.S.	(31.0)	(27.3)	(31.3)
Non-U.S.	8.6	(3.4)	11.3
State and local	(7.0)	(6.3)	(7.6)
Income tax provision	$33.9	$45.3	$45.9
Deferred tax assets and deferred tax liabilities are classified as long-term and are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Significant components of deferred tax assets and liabilities as of December 31 were as follows ($ in millions):

	2024	2023
Deferred tax assets:
Inventories	$14.6	$14.8
Pension benefits	9.7	10.3
Other accruals and prepayments	57.0	45.7
Lease liabilities	35.8	33.5
Stock-based compensation expense	10.0	8.6
Unrealized gains and losses	—	1.8
Interest expense	88.4	58.0
Capitalized research expenses	39.7	31.1
Tax credit and loss carryforwards	43.7	39.1
Valuation allowances	(112.3)	(57.2)
Total deferred tax asset	186.6	185.7
Deferred tax liabilities:
Property, plant and equipment	(4.6)	(6.7)
Unremitted Foreign Earnings	(16.7)	—
Unrealized gains and losses	(4.9)	—
Right-of-use assets	(33.0)	(29.8)
Goodwill and other intangible assets	(41.0)	(81.8)
Total deferred tax liability	(100.2)	(118.3)
Net deferred tax asset	$86.4	$67.4
Deferred taxes associated with U.S. entities consist of net deferred tax assets of $33.3 million as of December 31, 2024 and net deferred tax liabilities of $20.5 million as of December 31, 2023. Deferred taxes associated with non-U.S. entities consist of net deferred tax assets of $53.1 million and $46.9 million as of December 31, 2024 and 2023, respectively. During 2024, the Company’s valuation allowance increased by $55.1 million primarily due to establishing a valuation allowance against a portion of the Company’s U.S. interest carryforwards.

The Company has determined that unremitted foreign earnings are not considered indefinitely reinvested to the extent foreign earnings can be distributed without a significant tax cost. As such, the Company has recorded foreign withholding tax liabilities related to the future repatriation of such earnings. The Company continues to indefinitely reinvest all other outside basis differences to the extent reversal would incur a significant tax liability. It is not practicable for the Company to calculate the unrecognized deferred tax liability related to such incremental tax costs on those outside basis differences. The deferred tax liability for unremitted foreign earnings was $16.7 million as of December 31, 2024, which represents our estimate of the net tax cost associated with the deemed remittance of certain foreign earnings that are not considered to be permanently reinvested.

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

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Income
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	3.6	21.2	0.3
Impact of foreign operations	1.5	43.9	(5.0)
Foreign-Derived Intangible Income (“FDII”)	—	—	(0.7)
Subpart F and GILTI, net of foreign tax credits	(2.0)	(51.1)	6.7
Change in uncertain tax positions	0.1	1.5	(0.5)
Research and experimentation credits and other	0.5	10.5	(1.6)
Nondeductible convertible debt instrument	—	(12.6)	—
Nondeductible goodwill impairment	(21.8)	(96.7)	—
Permanent differences and other	(0.5)	2.0	(0.9)
Excess tax benefit from stock-based compensation	—	2.8	(1.6)
Impact of step-up of Swiss assets	(1.3)	9.5	(1.5)
Valuation allowance on nondeductible interest carryforwards	(2.6)	(34.5)	—
Unremitted foreign earnings	(1.6)	—	—
Effective income tax rate	(3.1)%	(82.5)%	16.2%
The Company realized tax benefits of $1.6 million, $3.6 million, and $7.2 million in 2024, 2023 and 2022, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $0.1 million, $1.5 million and $4.6 million in 2024, 2023 and 2022, respectively. As required by ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), the excess tax benefits for the years ended December 31, 2024, 2023 and 2022 have been included in the provision for income taxes.
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Included in deferred income taxes as of December 31, 2024 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $30.7 million ($27.6 million of which the Company does not expect to realize and has corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2025 through 2044.

As of December 31, 2024, gross unrecognized tax benefits totaled $3.6 million ($5.3 million, including $1.7 million associated with potential interest and penalties). As of December 31, 2023, gross unrecognized tax benefits totaled $5.1 million ($7.3 million, including $2.2 million associated with potential interest and penalties). The Company recognized $(0.5) million, $(0.4) million and $0.6 million in potential interest and penalties associated with uncertain tax positions during 2024, 2023 and 2022, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, the tax expense in future periods would be reduced by $5.3 million based upon the tax positions as of December 31, 2024. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Operations. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 10.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2024	2023	2022
Unrecognized tax benefits, beginning of year	$5.1	$6.6	$5.7
Additions based on tax positions related to the current year	—	0.3	0.3
Additions for tax positions of prior years	—	0.3	4.2
Reductions for tax positions of prior years	—	(0.2)	—
Lapse of statute of limitations	(1.4)	(1.3)	(2.3)
Settlements	—	(0.4)	(1.1)
Effect of foreign currency translation	(0.1)	(0.2)	(0.2)
Unrecognized tax benefits, end of year	$3.6	$5.1	$6.6
The Company is routinely examined by various domestic and international taxing authorities and operations in certain U.S. states and foreign jurisdictions remain subject to routine examination for tax years beginning with 2009.
The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $1.9 million within twelve months through resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations.
The Company operates in various non-U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specific period. These tax benefits are not material to the Company’s financial statements.

NOTE 22.  (LOSS) EARNINGS PER SHARE
Basic earnings (loss) per share is calculated by dividing the applicable income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes and 2025 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the years ended December 31, 2024, 2023 and 2022.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
(Loss) income from continuing operations, net of tax	$(1,118.6)	$(100.2)	$238.0
Income from discontinued operations, net of tax	—	—	5.1
Net (loss) income	$(1,118.6)	$(100.2)	$243.1

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	172.2	166.9	162.9
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units and performance stock units	—	—	3.2
Assumed conversion of 2025 Convertible Notes	—	—	11.5
Weighted average common shares outstanding used in diluted earnings per share	172.2	166.9	177.6

Earnings per share:
(Loss) earnings from continuing operations - basic	$(6.50)	$(0.60)	$1.46
(Loss) earnings from continuing operations - diluted	$(6.50)	$(0.60)	$1.34

Earnings from discontinued operations - basic	$—	$—	$0.03
Earnings from discontinued operations - diluted	$—	$—	$0.03

(Loss) earnings - basic	$(6.50)	$(0.60)	$1.49
(Loss) earnings - diluted	$(6.50)	$(0.60)	$1.37

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Year Ended December 31,
	2024	2023	2022
Stock-based awards	6.8	4.4	1.5

NOTE 23.  SEGMENT INFORMATION

The Company operates and reports its results in two business segments, the Specialty Products & Technologies and Equipment & Consumables segments. The Company’s Specialty Products & Technologies products primarily include implants, regenerative products, prosthetics, orthodontic brackets, aligners and lab products. The Company’s Equipment & Consumables products primarily include traditional consumable products such as bonding agents and cements, impression materials, infection prevention products and restorative products, while the Company’s equipment products primarily include digital imaging systems, software and other visualization and magnification systems.

On December 31 2024, the Company adopted ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures” and updated its disclosures to conform to the new segment disclosure requirements. Additionally, prior year disclosures have been modified to conform to the new ASU disclosure presentation requirements. There were no changes to significant expense classifications nor the methods used to allocate such expenses, and therefore recasting of segment information for the years ended December 31, 2023 and 2022 is not required.

The Company’s operating segments are also its reportable segments. The Company’s CODM is the chief executive officer. The CODM primarily utilizes segment operating profit or loss as the key indicator in assessing the segment's performance and allocating resources. Operating profit represents total revenues less expenses, excluding corporate and other expenses, nonoperating income (expense), interest expense and income taxes. The expense components used in determining operating profit include the following:

Cost of sales which include the cost of materials, labor, facilities, restructuring costs and other infrastructure used to manufacture the Company’s products, and shipping and handling costs attributable to delivering these products to customers.

Selling, general and administrative (“SG&A”) expenses which includes, among other things, the costs of selling, marketing, promotion, advertising and administration (including business technology, facilities, legal, finance, human resources, business development and procurement), restructuring and amortization expense for intangible assets that have been acquired through business combinations.

Research and development (“R&D”) expenses which include project costs specific to new product R&D and product lifecycle management, overhead costs associated with R&D operations, regulatory costs, product registrations and investments that support local market clinical trials for approved indications.

For corporate and other, these expenses represent unallocated corporate costs and other costs, including goodwill and intangible impairment charges. These activities do not meet the criteria for a stand-alone reporting segment under ASC 280 Segment Reporting, thus are not considered in management’s evaluation of reportable segment operating performance.

The identifiable assets by segment are those used in each segment’s operations. Additionally, inter-segment amounts which have been eliminated, are not significant to the below presentation of segment information.

Segment related information is shown below ($ in millions):

	Year Ended December 31, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$1,616.4	$894.2	$2,510.6

Less:
Expenses	1,526.5	741.9	2,268.4
Segment operating profit	$89.9	$152.3	$242.2

Segment operating profit and reconciliation to loss before taxes:
Segment operating profit			$242.2
Corporate and other			(1,280.4)
Nonoperating other expense, net			(0.1)
Interest expense, net			(46.4)
Loss before taxes			$(1,084.7)

Depreciation and amortization
Specialty Products & Technologies			$85.1
Equipment & Consumables			35.9
Corporate and other			2.1
Total			$123.1

Capital expenditures, gross
Specialty Products & Technologies			$20.4
Equipment & Consumables			10.5
Corporate and other			3.2
Total			$34.1

Identifiable assets
Specialty Products & Technologies			$2,354.2
Equipment & Consumables			1,884.2
Corporate and other			1,112.1
Total			$5,350.5

	Year Ended December 31, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$1,642.4	$924.1	$2,566.5

Less:
Expenses	1,410.3	767.8	2,178.1
Segment operating profit	$232.1	$156.3	$388.4

Segment operating profit and reconciliation to loss before taxes:
Segment operating profit			$388.4
Corporate and other			(356.9)
Nonoperating other expense, net			(23.0)
Interest expense, net			(63.4)
Loss before taxes			$(54.9)

Depreciation and amortization
Specialty Products & Technologies			$86.1
Equipment & Consumables			47.2
Corporate and other			2.3
Total			$135.6

Capital expenditures, gross
Specialty Products & Technologies			$39.0
Equipment & Consumables			12.3
Corporate and other			1.9
Total			$53.2

Identifiable assets
Specialty Products & Technologies			$3,277.7
Equipment & Consumables			2,338.6
Corporate and other			988.8
Total			$6,605.1

	Year Ended December 31, 2022
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$1,598.6	$970.5	$2,569.1

Less:
Expenses	1,330.0	798.1	2,128.1
Segment operating profit	$268.6	$172.4	$441.0

Segment operating profit and reconciliation to loss before taxes:
Segment operating profit			$441.0
Corporate and other			(121.8)
Nonoperating other income, net			3.1
Interest expense, net			(38.4)
Income before taxes			$283.9

Depreciation and amortization
Specialty Products & Technologies			$80.7
Equipment & Consumables			54.6
Corporate and other			2.5
Total			$137.8

Capital expenditures, gross
Specialty Products & Technologies			$48.8
Equipment & Consumables			20.6
Corporate and other			2.7
Total			$72.1

Operations in Geographical Areas:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Sales:
United States	$1,202.9	$1,209.4	$1,261.9
China	193.5	205.7	222.2
All other (each country individually less than 5% of total sales)	1,114.2	1,151.4	1,085.0
Total	$2,510.6	$2,566.5	$2,569.1

Property, plant and equipment, net:	December 31, 2024	December 31, 2023
United States	$155.6	$171.8
Sweden	32.4	39.6
Czech Republic	23.2	24.3
China	21.3	22.1
Mexico	15.8	17.5
All other (each country individually less than 5% of total long-lived assets)	28.7	34.3
Total	$277.0	$309.6
NOTE 24. SUBSEQUENT EVENT

On February 5, 2025, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which the Company may purchase up to $250 million of its outstanding common stock through December 31, 2026. Under the stock repurchase program, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions and other considerations and in accordance with applicable federal securities laws and other legal requirements. The Company's repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Rule 10b5-1 promulgated under the Exchange Act.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2024 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Envista Holdings Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(c)    Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended December 31, 2024, the following officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

Our Senior Vice President, Strategy and Corporate Development, Mischa Reis, adopted a 10b5-1 trading plan on November 26, 2024. The adoption of such 10b5-1 trading plan occurred during an open trading window and complied with the Company’s policies on insider trading. The first trade will not occur until March 31, 2025, at the earliest. Mr. Reis’ plan is for the sale of up to (i) 15,000 shares of our common stock and (ii) 71,025 shares of common stock underlying stock options, based on limit orders at a specified price in accordance with the plan and terminates on the earlier of the date all the shares under the plan are sold or February 18, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.
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

Insider Trading Policy
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

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
2.1
Master Sale and Purchase Agreement, dated as of September 7, 2021, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021, Commission File No. 001-39054)

2.2
Amendment Agreement to the Master Sale and Purchase Agreement, dated as of December 30, 2021, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 2.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

2.3
Second Amendment Agreement to the Master Sale and Purchase Agreement, dated as of April 30, 2022, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, Commission File No. 001-39054)

2.4
Third Amendment Agreement to the Master Sale and Purchase Agreement, dated as of July 28, 2022, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, Commission File No. 001-39054)

2.5
Fourth Amendment Agreement to the Master Sale and Purchase Agreement, dated as of September 30, 2022, by and among Envista Holdings Corporation, planmeca Verwaltungs GmbH, Germany, and Planmeca Oy (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, Commission File No. 001-39054)

2.6
Stock and Asset Purchase Agreement, dated as of December 21, 2021, by and between Carestream Dental Technology Parent Limited and Envista Holdings Corporation (incorporated by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

2.7
Closing Agreement, dated as of April 20, 2022, by and among Envista Holdings Corporation and Carestream Dental Technology Parent Limited (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, Commission File No. 001-39054)

3.1
Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, Commission File No. 001-39054)

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Envista Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 24, 2024, Commission File No. 001-39054)

3.3
Third Amended and Restated Bylaws of Envista Holdings Corporation effective as of May 22, 2023 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on May 26, 2023, Commission File No. 001-39054)

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

10.5*	Form of Envista Holdings Corporation Stock Option Agreement
10.6*	Form of Envista Holdings Corporation Restricted Stock Unit Agreement
10.7*	Form of Performance-Conditioned Stock Option Agreement
10.8*
Form of Envista Holdings Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(a)

10.9*	Form of Agreement Regarding Fair Competition and Protection of Proprietary Interests(b)
10.10*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.11*	Form of Envista Holdings Corporation Performance Stock Unit Agreement

10.12*
Amendment No. 1 to Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.13*
Amendment No. 2 to Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023, Commission File No. 001-39054)

10.14*
Amendment No. 3 to Envista Holdings Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, Commission File No. 001-39054)

10.15*
Form of Envista Holdings Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.16*
Offer Letter Agreement, dated July 29, 2019, between DH Dental Employment Services LLC and Amir Aghdaei (incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-232758) filed on August 12, 2019)

10.17*
Offer Letter Agreement, dated June 7, 2019, between DH Dental Employment Services LLC and Mark Nance (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054

10.18*
Transition Letter Agreement, between Envista Holdings Corporation and Amir Aghdaei, dated as of February 22, 2024 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 26, 2024, Commission File No. 001-39054)

10.19*
Employment Agreement, by and between Envista Holdings Corporation and Paul Keel, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2024, Commission File No. 001-39054)

10.20*
Letter Agreement between DH Dental Employment Services, LLC and Stephen Keller, dated as of March 5, 2024 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, Commission File No. 001-39054)

10.21*
Amendment to Transition Agreement between Envista Holdings Corporation and Amir Aghdaei, dated as of April 30, 2024 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, Commission File No. 001-39054)

10.22*
Offer Letter Agreement, dated June 23, 2024, between DH Dental Employment Services, LLC and Eric Hammes (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, Commission File No. 001-39054)

10.23*	Offer Letter Agreement, dated July 07, 2023, between DH Dental Employment Services LLC and Robert Befidi
10.24*	Offer Letter Agreement, dated June 27, 2024, between DH Dental Employment Services LLC and Stefan Nilsson
10.25*
Form of Envista Holdings Corporation Excess Contribution Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.26*	First Amendment to the Envista Holdings Corporation Excess Contribution Program
10.27*
Form of Envista Holdings Corporation Executive Deferred Incentive Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.28*	Envista Holdings Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-282219)
10.29	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2020, Commission File No. 001-39054)
10.30*
Composite copy of Envista Holdings Corporation Savings Plan, as amended and restated effective as of February 23, 2021 (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.31*
Tax Equalization Letter Agreement, dated December 5, 2023, between Amir Aghdaei and the Registrant (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, Commission File No. 001-39054)

19.1	Insider Trading Policy
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Envista Holdings Corporation Recoupment Policy (incorporated by reference to Exhibit 97.1 to Registrant's Annual Report on Form 10K for the year ended December 31, 2023, Commission File No. 001-39054)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (c)
101.SCH	XBRL Taxonomy Extension Schema Document (c)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (c)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (c)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (c)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (c)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
(a)    Applies to Messrs. Aghdaei and Nance.
(b)    Applies to Messrs. Keel, Hammes, Befidi, Nilsson and Keller.
(c)    Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2025	ENVISTA HOLDINGS CORPORATION
	By:	/s/ Paul Keel
Paul Keel
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Keel, Eric Hammes, and Faez Kaabi, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Keel	President, Chief Executive Officer (Principal Executive Officer) and Director	February 13, 2025
Paul Keel

/s/ Eric Hammes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2025
Eric Hammes

/s/ Faez Kaabi	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2025
Faez Kaabi

/s/ Scott Huennekens	Chairman of the Board	February 13, 2025
Scott Huennekens

/s/ Wendy Carruthers	Director	February 13, 2025
Wendy Carruthers

/s/ Kieran T. Gallahue	Director	February 13, 2025
Kieran T. Gallahue

/s/ Barbara Hulit	Director	February 13, 2025
Barbara Hulit

/s/ Vivek Jain	Director	February 13, 2025
Vivek Jain

/s/ Daniel A. Raskas	Director	February 13, 2025
Daniel A. Raskas

/s/ Christine Tsingos	Director	February 13, 2025
Christine Tsingos

ENVISTA HOLDINGS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write Offs, Write Downs & Deductions	Recoveries	Balance at End of Period (a)
Year ended December 31, 2024:
Allowances deducted from asset account
Allowance for credit losses	$17.3	$17.9	$(0.8)	$(3.6)	$(4.2)	$26.6
Year ended December 31, 2023:
Allowances deducted from asset account
Allowance for credit losses	$16.2	$7.1	$—	$(4.7)	$(1.3)	$17.3
Year ended December 31, 2022:
Allowances deducted from asset account
Allowance for credit losses	$20.7	$4.8	$(0.8)	$(4.1)	$(4.4)	$16.2
______________
(a)Amounts include allowance for credit losses classified as current.