Form 10-Q
period 2025-03-28
Envista Holdings Corp
filed 2025-05-01
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of April 25, 2025, was 169,487,013.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	March 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,077.3	$1,069.1
Trade accounts receivable, less allowance for credit losses of $26.6 and $26.6, respectively	393.1	363.0
Inventories, net	261.3	241.0
Prepaid expenses and other current assets	118.0	115.2
Total current assets	1,849.7	1,788.3
Property, plant and equipment, net	279.7	277.0
Operating lease right-of-use assets	138.7	142.8
Other long-term assets	244.7	230.6
Goodwill, net	2,303.4	2,261.9
Other intangible assets, net	650.2	649.9
Total assets	$5,466.4	$5,350.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$116.2	$116.0
Trade accounts payable	163.5	174.6
Accrued expenses and other liabilities	558.8	553.6
Operating lease liabilities	34.8	34.5
Total current liabilities	873.3	878.7
Operating lease liabilities	113.7	118.9
Other long-term liabilities	147.5	139.8
Long-term debt	1,295.8	1,278.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at March 28, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 174.9 million shares issued and 171.5 million shares outstanding at March 28, 2025; 174.2 million shares issued and 172.2 million shares outstanding at December 31, 2024	1.7	1.7
Treasury stock at cost; 3.4 million shares and 2.0 million shares at March 28, 2025 and December 31, 2024, respectively	(73.1)	(50.5)
Additional paid-in capital	3,850.0	3,842.1
Accumulated deficit	(469.4)	(487.4)
Accumulated other comprehensive loss	(273.1)	(371.1)
Total stockholders’ equity	3,036.1	2,934.8
Total liabilities and stockholders’ equity	$5,466.4	$5,350.5
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended
	March 28, 2025	March 29, 2024
Sales	$616.9	$623.6
Cost of sales	280.9	267.3
Gross profit	336.0	356.3
Operating expenses:
Selling, general and administrative	271.7	284.9
Research and development	25.3	23.3
Operating profit	39.0	48.1
Nonoperating (expense) income:
Other (expense) income, net	(0.7)	0.1
Interest expense, net	(9.3)	(12.9)
Income before income taxes	29.0	35.3
Income tax expense	11.0	11.7
Net income	$18.0	$23.6

Earnings per share:
Earnings - basic	$0.10	$0.14
Earnings - diluted	$0.10	$0.14
Average common stock and common equivalent shares outstanding:
Basic	172.4	171.9
Diluted	173.6	173.4
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net income	$18.0	$23.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	98.1	(66.2)
Pension plan adjustments	(0.1)	(0.2)
Total other comprehensive income (loss), net of income taxes	98.0	(66.4)
Comprehensive income (loss)	$116.0	$(42.8)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2024	$1.7	$(50.5)	$3,842.1	$(487.4)	$(371.1)	$2,934.8
Common stock-based award activity	—	—	7.9	—	—	7.9
Purchase of treasury shares	—	(22.6)	—	—	—	(22.6)
Net income	—	—	—	18.0	—	18.0
Other comprehensive income	—	—	—	—	98.0	98.0
Balance, March 28, 2025	$1.7	$(73.1)	$3,850.0	$(469.4)	$(273.1)	$3,036.1

	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$1.7	$(45.2)	$3,803.4	$631.2	$(217.2)	$4,173.9
Common stock-based award activity	—	—	12.5	—	—	12.5
Purchase of treasury shares	—	(3.3)	—	—	—	(3.3)
Net income	—	—	—	23.6	—	23.6
Other comprehensive loss	—	—	—	—	(66.4)	(66.4)
Balance, March 29, 2024	$1.7	$(48.5)	$3,815.9	$654.8	$(283.6)	$4,140.3
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net income	$18.0	$23.6
Noncash items:
Depreciation	9.1	9.5
Amortization	18.8	22.6
Allowance for credit losses	1.3	4.5
Stock-based compensation expense	7.1	11.0
Loss on investments in rabbi trust, net	0.6	—
Restructuring charges	0.2	(0.2)
Fixed assets impairments and other charges	—	0.8
Non-cash operating lease costs	8.4	7.3
Amortization of debt discount and issuance costs	1.1	1.2
Change in trade accounts receivable	(21.3)	(16.3)
Change in inventories	(10.1)	(12.2)
Change in trade accounts payable	(15.1)	(2.7)
Change in prepaid expenses and other assets	(7.8)	(3.8)
Change in accrued expenses and other liabilities	0.8	4.3
Change in operating lease liabilities	(10.8)	(9.3)
Net cash provided by operating activities	0.3	40.3
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(5.9)	(11.0)
Purchases of investments held in rabbi trust	(0.7)	—
Proceeds from sale of investments held in rabbi trust	0.7	—
Proceeds from sales of property, plant and equipment	0.5	—
All other investing activities, net	(3.4)	0.3
Net cash used in investing activities	(8.8)	(10.7)
Cash flows from financing activities:
Proceeds from stock option exercises	0.8	1.3
Cash paid for treasury stock	(14.6)	—
Tax withholding payment related to net settlement of equity awards	(3.8)	(3.3)
All other financing activities	—	(0.6)
Net cash used in financing activities	(17.6)	(2.6)
Effect of exchange rate changes on cash and cash equivalents	34.3	(18.5)
Net change in cash and cash equivalents	8.2	8.5
Beginning balance of cash and cash equivalents	1,069.1	940.0
Ending balance of cash and cash equivalents	$1,077.3	$948.5

Supplemental data:
Cash paid for interest	$13.4	$16.7
Cash paid for taxes	$5.2	$3.8
Treasury stock purchases in accrued liabilities	$4.3	$—
ROU assets obtained in exchange for operating lease obligations	$1.2	$11.5
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of March 28, 2025 and December 31, 2024, and its results of operations for the three month periods ended March 28, 2025 and March 29, 2024 and cash flows for the three month periods ended March 28, 2025 and March 29, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2024, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 13, 2025.

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, “Debt– Debt with Conversion and Other Options, (subtopic 470-20).” The update is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update ASU 2020-06. The Company has not yet completed its assessment of the impact of ASU 2024-04 on the Company’s Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, (subtopic 220-40).” The update requires the disclosure of specific information related to certain costs and expenses, including amounts for inventory purchases, employee compensation, and depreciation and amortization included in each relevant expense caption presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2024-03 on the Company’s Condensed Consolidated Financial Statements.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2024	$26.6
Foreign currency translation	0.8
Provision for credit losses	1.3
Write-offs charged against the allowance	(0.7)
Recoveries	(1.4)
Balance at March 28, 2025	$26.6

NOTE 3. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	March 28, 2025	December 31, 2024
Finished goods	$198.7	$181.6
Work in process	27.7	25.1
Raw materials	93.3	91.0
Reserve for inventory obsolescence	(58.4)	(56.7)
Total	$261.3	$241.0

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	March 28, 2025	December 31, 2024
Land and improvements	$10.0	$10.0
Buildings and improvements	169.3	166.0
Machinery, equipment and other assets	435.2	431.2
Construction in progress	40.0	33.9
Gross property, plant and equipment	654.5	641.1
Less: accumulated depreciation	(374.8)	(364.1)
Property, plant and equipment, net	$279.7	$277.0

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

	March 28, 2025	December 31, 2024
Equity security investments	$27.1	$26.4

The Company records net realized and unrealized gains (losses) for the above security investments in other income (expense), net, in the Condensed Consolidated Statements of Operations. For the three months ended March 28, 2025 and March 29, 2024, the Company did not record any realized or unrealized gains (losses).
NOTE 6. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2024	$1,953.0	$(842.3)	$1,110.7	$1,481.7	$(330.5)	$1,151.2	$3,434.7	$(1,172.8)	$2,261.9
Foreign currency translation	31.1	—	31.1	10.4	—	10.4	41.5	—	41.5
Balance at March 28, 2025	$1,984.1	$(842.3)	$1,141.8	$1,492.1	$(330.5)	$1,161.6	$3,476.2	$(1,172.8)	$2,303.4

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	March 28, 2025		December 31, 2024
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$129.4	$24.9	$162.7	$25.4
Sales and product allowances	65.4	1.6	69.1	1.5
Contract liabilities	162.1	19.9	146.5	20.3
Taxes, income and other	74.0	39.3	58.3	36.8
Restructuring-employee severance, benefits and other	21.0	—	15.6	—
Pension benefits	4.7	31.3	4.6	29.7
Loss contingencies	11.1	25.9	9.9	22.5
Other	91.1	4.6	86.9	3.6
Total	$558.8	$147.5	$553.6	$139.8

NOTE 8.  HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. On December 23, 2024, the Company extended its existing $150.0 million notional value cross-currency swap derivative contract for an additional three years, which now matures on January 17, 2028. This contract effectively converts a portion of the Company’s U.S. dollar denominated senior term loan facilities to obligations denominated in euros and partially offsets the impact of changes in currency rates on foreign currency denominated net investments.
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive loss (“OCI”) for the three months ended March 28, 2025 and March 29, 2024 ($ in millions):

	Notional Amount	Loss Recognized in OCI
Three Months Ended March 28, 2025
Foreign currency denominated debt	$379.0	$(16.6)
Foreign currency contract	150.0	(4.7)
Total	$529.0	$(21.3)

	Notional Amount	Gain Recognized in OCI
Three Months Ended March 29, 2024
Foreign currency denominated debt	$377.8	$8.6
Foreign currency contract	150.0	3.3
Total	$527.8	$11.9
The Company did not reclassify any deferred gains or losses related to its net investment hedge from accumulated other comprehensive loss to income during the three months ended March 28, 2025 and March 29, 2024. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from accumulated other comprehensive loss into income during the three months ended March 28, 2025 and March 29, 2024. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge is classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Additionally during the first quarter of 2025, the Company entered into foreign exchange forward contracts to hedge its foreign currency risk associated with certain foreign denominated balance sheet transactions. These forward contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of March 28, 2025, the Company did not have any outstanding foreign exchange forward contracts. Any realized gain (losses) related to forward contracts partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

The Company’s derivative instrument, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions)

	March 28, 2025	December 31, 2024
Derivative assets:
Other long-term assets	$1.2	$5.9

Nonderivative hedging instruments:
Long-term debt	$379.0	$362.4
Amounts above related to the Company’s hedged derivative assets expected to be reclassified from accumulated other comprehensive loss to net income during the next 12 months are not significant.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 28, 2025
Assets:
Cross-currency swap derivative contract	$—	$1.2	$—	$1.2
Investments in rabbi trust	$15.6	$8.0	$—	$23.6
Liabilities:
Deferred compensation plans	$—	$23.6	$—	$23.6

December 31, 2024:
Assets:
Cross-currency swap derivative contract	$—	$5.9	$—	$5.9
Investments in rabbi trust	$16.0	$8.2	$—	$24.2
Liabilities:
Deferred compensation plans	$—	$24.2	$—	$24.2
Derivative Instruments

The cross-currency swap and the foreign exchange forward contracts are classified as Level 2 in the fair value hierarchy. The cross-currency swap is measured using the income approach with the relevant foreign currency current exchange rates and forward curves as inputs. Refer to Note 8 for additional information.

Deferred Compensation Plans

Certain management or highly compensated employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. Participants may choose among alternative earning rates for the amounts they defer, which are based on the programs’ investment options. These deferred compensation obligations are classified as Level 2 as inputs are derived principally from, or corroborated by observable market data.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	March 28, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cross-currency swap derivative contract	$1.2	$1.2	$5.9	$5.9
Investments in rabbi trust	$23.6	$23.6	$24.2	$24.2
Liabilities:
Convertible senior notes due 2028	$490.4	$452.8	$489.7	$450.0
Convertible senior notes due 2025	$116.2	$116.5	$116.0	$125.4
Other debt	$805.4	$805.4	$788.6	$788.6

The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on March 28, 2025 and December 31, 2024. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivables and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
NOTE 10. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $37.0 million and $32.4 million as of March 28, 2025 and December 31, 2024, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.
NOTE 11. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt discount and debt issuance costs ($ in millions):

	March 28, 2025	December 31, 2024
Senior term loan facility due 2028 (the “2028 Term Loan”)	$427.2	$427.0
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	378.2	361.6
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	490.4	489.7
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	116.2	116.0
Total debt	1,412.0	1,394.3
Less: current portion	(116.2)	(116.0)
Long-term debt	$1,295.8	$1,278.3

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively, the “2028 Term Loans”). The Second Amended Credit Agreement also includes a revolving credit facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity of $750.0 million and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the revolving credit facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of March 28, 2025 and December 31, 2024 there were no borrowings outstanding under this revolving credit facility. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time. The proceeds from the 2028 Term Loans were used to pay outstanding balances of the term loans under our prior credit facility. The Company paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement. The Company repaid $100.0 million of the 2028 Term Loan during the year ended December 31, 2024.

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

The interest rates for borrowings under the 2028 Term Loan were 6.05% and 6.08% as of March 28, 2025 and December 31, 2024, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 4.00% and 4.31% as of March 28, 2025 and December 31, 2024, respectively. Interest is payable monthly for the 2028 Term Loans. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of March 28, 2025.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of March 28, 2025 and December 31, 2024, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

The 2025 Convertible Notes accrue interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1, and December 1 of each year. The 2025 Convertible Notes have an initial conversion rate of 47.5862 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $21.01 per share of the Company’s common stock and is subject to adjustment upon the occurrence of specified events. The 2025 Convertible Notes are governed by an indenture dated as of May 21, 2020 (the “2025 Convertible Note Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The 2025 Convertible Note Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

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

Holders may convert at any time until the close of business on the second scheduled trading day preceding the maturity date. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2025 Convertible Notes for cash at a repurchase price equal to 100.0% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. The 2025 Convertible Notes are classified as short-term debt as of March 28, 2025 and December 31, 2024.

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

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Contractual interest expense:
2028 Convertible Notes	$2.2	$2.2
2025 Convertible Notes	0.7	0.7
Amortization of debt issuance costs:
2028 Convertible Notes	0.7	0.7
2025 Convertible Notes	0.2	0.2
Total interest expense	$3.8	$3.8

For the three months ended March 28, 2025 and March 29, 2024, the debt issuance costs were amortized using an annual effective interest rate of 2.4% and 3.0% for the 2028 Convertible Notes and the 2025 Convertible Notes, respectively.

As of March 28, 2025 and December 31, 2024, the if-converted value of the 2025 Convertible Notes and the 2028 Convertible Notes did not exceed their respective outstanding principal amounts.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	March 28, 2025	December 31, 2024
2028 Convertible Notes	$9.8	$10.5
2025 Convertible Notes	0.1	0.3
2028 Term Loan	2.8	3.0
2028 Euro Term Loan	0.7	0.8
	$13.4	$14.6

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

NOTE 12. DEFERRED COMPENSATION PLANS
Certain management or highly compensated employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. The obligations are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets (refer to Note 7). Participants may choose among alternative earnings rates for the amounts they defer, which are based on the programs’ investment options. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts. Amounts voluntarily deferred by employees into the Company stock fund and amounts contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of Company common stock, and therefore are not reflected in the plan obligations.

The Company funded the plan obligations through a Company established irrevocable rabbi trust. The assets held in the irrevocable rabbi trust consist primarily of mutual funds and corporate owned life insurance policies, which are measured at fair value, and are intended to align with the deferred compensation obligation investment options selected by plan participants (refer to Note 9).

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended March 28, 2025
Balance, December 31, 2024	$(375.1)	$4.0	$(371.1)
Other comprehensive income before reclassifications:
Increase	92.8	—	92.8
Income tax impact	5.3	—	5.3
Other comprehensive income before reclassifications, net of income taxes	98.1	—	98.1
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.1)	(0.1)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	98.1	(0.1)	98.0
Balance, March 28, 2025	$(277.0)	$3.9	$(273.1)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended March 29, 2024
Balance, December 31, 2023	$(223.7)	$6.5	$(217.2)
Other comprehensive loss before reclassifications:
Decrease	(63.3)	—	(63.3)
Income tax impact	(2.9)	—	(2.9)
Other comprehensive loss before reclassifications, net of income taxes	(66.2)	—	(66.2)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.2)	(0.2)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.2)	(0.2)
Net current period other comprehensive loss, net of income taxes	(66.2)	(0.2)	(66.4)
Balance, March 29, 2024	$(289.9)	$6.3	$(283.6)
NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three months ended March 28, 2025 and March 29, 2024 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended March 28, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$171.2	$153.2	$324.4
Western Europe	118.0	25.3	143.3
Other developed markets	21.9	8.5	30.4
Emerging markets	89.2	29.6	118.8
Total	$400.3	$216.6	$616.9

	Three Months Ended March 29, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$171.1	$147.6	$318.7
Western Europe	122.3	26.0	148.3
Other developed markets	22.1	8.2	30.3
Emerging markets	93.2	33.1	126.3
Total	$408.7	$214.9	$623.6
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

As of March 28, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $142.5 million, including $109.2 million related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 28, 2025 and December 31, 2024, the contract liabilities were $182.0 million and $166.8 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the three months ended March 28, 2025 and March 29, 2024 that is included in the contract liability balance at December 31, 2024 and December 31, 2023 was $44.7 million and $38.7 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 10% of total sales for both of the three months ended March 28, 2025 and March 29, 2024.

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
Restructuring related charges recorded by segment were as follows ($ in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Specialty Products & Technologies	$4.2	$3.3
Equipment & Consumables	2.3	2.8
Other	3.8	0.8
Total	$10.3	$6.9
Restructuring related charges incurred were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Cost of sales	$1.9	$1.7
SG&A expenses	8.4	5.2
Total	$10.3	$6.9

At March 28, 2025 and December 31, 2024, the restructuring liability was $21.0 million and $15.6 million, respectively. The liability as of March 28, 2025 is expected to be paid out during 2025.
NOTE 16. INCOME TAXES
The Company’s effective tax rates of 37.9% and 33.1% for the three months ended March 28, 2025 and March 29, 2024, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to a shift in the geographical mix of earnings and the relative impact of the valuation allowance against certain U.S. interest carryforwards.

The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including its recent cumulative earnings experience and expectations of future taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods, reversal patterns of existing deferred tax liabilities, and prudent and feasible tax planning strategies, however, there can be no assurance that the Company’s deferred tax assets will be fully realized. As of the quarter ended March 28, 2025, the Company maintains valuation allowances primarily against certain net operating losses and the portion of its U.S. nondeductible interest expense carryforward that it believes it will more likely than not be unable to realize.

NOTE 17.  EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes and 2025 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the three months ended March 28, 2025 and March 29, 2024.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended
	March 28, 2025	March 29, 2024
Numerator:
Net income	$18.0	$23.6

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	172.4	171.9
Incremental common shares from:
Assumed exercise of dilutive options, vesting of dilutive restricted stock units and performance stock units	1.2	1.1
Assumed conversion of 2025 Convertible Notes	—	0.4
Weighted average common shares outstanding used in diluted earnings per share	173.6	173.4

Earnings per share:
Earnings - basic	$0.10	$0.14
Earnings - diluted	$0.10	$0.14

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Stock-based awards	6.7	3.5

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

On December 31, 2024, the Company adopted ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures” and updated its disclosures to conform to the new segment disclosure requirements. Additionally, prior year disclosures have been modified to conform to the new ASU disclosure presentation requirements.

The Company’s operating segments are also its reportable segments. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM primarily utilizes segment operating profit or loss as the key indicator in assessing the segment's performance and allocating resources. Operating profit represents total revenues less expenses, excluding corporate and other expenses, nonoperating income (expense), interest expense and income taxes. The expense components used in determining operating profit include the following:

Cost of sales which include the cost of materials, labor, facilities, restructuring costs and other infrastructure used to manufacture the Company’s products, and shipping and handling costs attributable to delivering these products to customers.

SG&A expenses which includes, among other things, the costs of selling, marketing, promotion, advertising and administration (including business technology, facilities, legal, finance, human resources, business development and procurement), restructuring costs, and amortization expense for intangible assets that have been acquired through business combinations.

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

Segment related information is shown below ($ in millions):

	Three Months Ended March 28, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$400.3	$216.6	$616.9

Less:
Expenses	362.7	184.7	547.4
Segment operating profit	$37.6	$31.9	$69.5

Segment operating profit and reconciliation to income before taxes:
Segment operating profit			$69.5
Corporate and other			(30.5)
Nonoperating other expense, net			(0.7)
Interest expense, net			(9.3)
Income before taxes			$29.0

Depreciation and amortization
Specialty Products & Technologies			$20.6
Equipment & Consumables			6.9
Corporate and other			0.4
Total			$27.9

Capital expenditures, gross
Specialty Products & Technologies			$3.7
Equipment & Consumables			3.5
Corporate and other			0.3
Total			$7.5

	Three Months Ended March 29, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$408.7	$214.9	$623.6

Less:
Expenses	364.5	179.3	543.8
Segment operating profit	$44.2	$35.6	$79.8

Segment operating profit and reconciliation to income before taxes:
Segment operating profit			$79.8
Corporate and other			(31.7)
Nonoperating other income, net			0.1
Interest expense, net			(12.9)
Income before taxes			$35.3

Depreciation and amortization
Specialty Products & Technologies			$20.6
Equipment & Consumables			10.9
Corporate and other			0.6
Total			$32.1

Capital expenditures, gross
Specialty Products & Technologies			$6.4
Equipment & Consumables			3.7
Corporate and other			0.8
Total			$10.9

Identifiable assets	March 28, 2025	December 31, 2024
Specialty Products & Technologies	$2,375.6	$2,354.2
Equipment & Consumables	1,973.9	1,884.2
Corporate and other	1,116.9	1,112.1
Total	$5,466.4	$5,350.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our Condensed Consolidated Financial Statements and related notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Envista Holdings Corporation and its consolidated subsidiaries.

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the conditions in the U.S. and global economy, the impact of inflation and increasing interest rates, slower economic growth or recession, international economic, political, legal, compliance and business factors, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, including tariffs or other impositions on imported goods, contractions or growth rates and cyclicality of markets we serve, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, disruptions relating to war, terrorism, climate change, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, security breaches or other disruptions of our information technology systems or violations of data privacy laws, security breaches or other disruptions affecting our external information technology contractors, vendors or other service providers, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, our ability to attract, develop and retain our key personnel, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to impairment charges for our goodwill and intangible assets, changes in accounting standards and subjective assumptions, estimates and judgments by management, currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, risks relating to product, service or software defects, the impact of regulation on demand for our products and services, and labor matters, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2024 10-K and this Quarterly Report on Form 10-Q.

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
For the three months ended March 28, 2025, sales derived from customers outside of the United States were 51.5% compared to the three months ended March 29, 2024 of 52.8%. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of our geographic and product line diversity, we face a variety of opportunities and challenges, including rapid technological development in most of our served markets, the expansion and evolution of opportunities in emerging markets, trends and costs associated with a global labor force, consolidation of our competitors, trade restrictions and tariffs, and increasing regulation. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to expand our business in emerging geographies and emerging market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality and effectively address the demands of an increasingly regulated global environment. We are making significant investments to address the rapid pace of technological change in our served markets and to globalize our manufacturing, research and development and customer-facing resources (particularly in emerging markets and our dental implant business) in order to be responsive to our customers throughout the world and improve the efficiency of our operations.

Key Trends and Conditions Affecting Our Results of Operations
General Economic Conditions
In addition to industry-specific factors, we, like other businesses, face challenges related to global economic conditions, including sustained inflation, increases in interest rates, fluctuating foreign currency exchange rates, slower economic growth or recession, trade policies and regulations, customer channel inventory realignment and continuing supply chain disruptions. Dental costs are largely out-of-pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be more susceptible to changes in economic conditions.

Trade Policies and Regulations
Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to certain markets. In particular, trade tensions between the U.S. and China have led to increased tariffs and trade restrictions. The U.S. has recently significantly increased tariffs on products imported from China into the U.S. and implemented new tariffs on imports into the U.S. from other countries, particularly from Canada and Mexico. In response to these proposed tariffs, some foreign countries, including China, have instituted retaliatory tariffs, which impact our products, while other countries have threatened retaliatory tariffs on certain U.S. products. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice. We expect to largely offset the impact of the existing tariffs with mitigating actions including supply chain adjustments, pricing strategies, and managing costs. To the extent that we are unable to offset the tariffs or if the tariffs or our countermeasures negatively impact demand, our business, financial condition, results of operations or cash flows would be adversely affected. Any future tariffs and trade restrictions may also adversely affect our business, financial condition, results of operations or cash flows.

Foreign Currency Exchange Rates

On a period-over-period basis, currency exchange rates negatively impacted reported sales by 1.4% for the three months ended March 28, 2025, compared to the comparable period of 2024, primarily due to the strengthening U.S. dollar against major currencies. Any future strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year.

We also hold certain receivables and payables denominated in a currency other than the U.S dollar. Movement in the related foreign currency rates in relation to the U.S. dollar may also impact our results of operations.

Pricing Controls

Certain countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. For example, China has implemented volume-based procurement policies (“VBP”), a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumables.

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the three months ended March 28, 2025 and March 29, 2024.

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
Assumptions Related To Aligner Treatment Plans

Our aligner business, included in the Specialty Products & Technologies segment, enters into revenue contracts that involve multiple performance obligations which include optional aligners at no additional charge. Our treatment plans are comprised of the following performance obligations: initial aligner shipment and the subsequent shipments of any optional refinement aligners. For such plans, we also consider usage rates, which is the number of times a customer is expected to order additional refinement aligners. This usage rate is the basis for estimating the amount of transaction price to allocate to future performance obligations.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three months ended March 28, 2025, compared to the three months ended March 29, 2024.

	Three Months Ended
($ in millions)	March 28, 2025		March 29, 2024		% Change
Sales	$616.9	100.0%	$623.6	100.0%	(1.1)%
Cost of sales	280.9	45.5%	267.3	42.9%	5.1%
Gross profit	336.0	54.5%	356.3	57.1%	(5.7)%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	271.7	44.0%	284.9	45.7%	(4.6)%
Research and development (“R&D”) expenses	25.3	4.1%	23.3	3.7%	8.6%
Operating profit	39.0	6.3%	48.1	7.7%	(18.9)%
Nonoperating (expense) income:
Other (expense) income, net	(0.7)	(0.1)%	0.1	—%	NM
Interest expense, net	(9.3)	(1.5)%	(12.9)	(2.1)%	(27.9)%
Income before income taxes	29.0	4.7%	35.3	5.7%	(17.8)%
Income tax expense	11.0	1.8%	11.7	1.9%	(6.0)%
Net income	$18.0	2.9%	$23.6	3.8%	(23.7)%

Effective tax rate	37.9%		33.1%
Non-meaningful percentage change related to year-to-year comparisons are designated as NM.
GAAP Reconciliation
Sales and Core Sales Growth

% Change Three Month Period Ended March 28, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	(1.1)%
Plus the impact of:
Acquisition	(0.1)%
Currency exchange rates	1.4%
Core sales growth (non-GAAP)	0.2%
Sales for the three months ended March 28, 2025 decreased 1.1% while core sales growth increased by 0.2% as compared to the comparable period in 2024. An increase in sales price positively impacted sales by 1.0% on a period-over-period basis, partially offset by changes in revenue deferral related to our clear aligner treatment plans. Geographically, sales for the three months ended March 28, 2025 was negatively impacted by an overall sales decrease driven by lower demand in China, partially offset by an increase in North America.
COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Cost of sales	$280.9	$267.3
Gross profit margin	54.5%	57.1%

The increase in cost of sales and the decrease in gross profit margin during the three months ended March 28, 2025 as compared to the comparable period in 2024, was primarily driven by higher costs due to unfavorable foreign currency exchange rates and unfavorable product mix, partially offset by a 1.0% increase in sales price and higher period-over-period savings associated with productivity improvements.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
SG&A expenses	$271.7	$284.9
R&D expenses	$25.3	$23.3
SG&A as a % of sales	44.0%	45.7%
R&D as a % of sales	4.1%	3.7%
The decrease in SG&A expenses as a percentage of sales for the three months ended March 28, 2025 as compared to the comparable period of 2024, was primarily due to lower general and administrative costs, including lower amortization expense on intangible assets, and bad debt.
R&D expenses as a percentage of sales for the three months ended March 28, 2025, was consistent with the comparable period in 2024.
INTEREST COSTS AND FINANCING
Interest costs were $9.3 million and $12.9 million for the three months ended March 28, 2025 and March 29, 2024, respectively. The decrease in interest expense was primarily due to lower debt balances and interest rates.

INCOME TAXES

	Three Months Ended
	March 28, 2025	March 29, 2024
Effective tax rate	37.9%	33.1%

Our effective tax rate of 37.9% for the three months ended March 28, 2025 differed from the comparable period in 2024 primarily due to a shift in the geographical mix of earnings and the relative impact of the valuation allowance against certain U.S. interest carryforwards.
RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$400.3	$408.7
Operating profit	$37.6	$44.2
Operating profit as a % of sales	9.4%	10.8%

Sales and Core Sales Growth

% Change Three Month Period Ended March 28, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	(2.1)%
Plus the impact of:
Acquisitions	(0.1)%
Currency exchange rates	1.5%
Core sales growth (non-GAAP)	(0.7)%
Sales
Sales and core sales growth for the three months ended March 28, 2025 decreased 2.1% and 0.7%, respectively, compared to the comparable period in 2024. A decrease in sales volume negatively impacted sales by 1.3% and was partially due to changes in revenue deferral related to our clear aligner treatment plans. This decrease in sales volume was partially offset by a 0.6% increase to price. Geographically, sales for the three months ended March 28, 2025 decreased primarily due to lower demand in China and North America, partially offset by Europe.
Operating Profit
Operating profit margin was 9.4% for the three months ended March 28, 2025, as compared to an operating profit margin of 10.8% for the comparable period of 2024. The decrease in operating profit margin was primarily due to lower sales, unfavorable product mix, higher costs due to unfavorable foreign exchange rates and our investment in our long-term growth initiatives, partially offset by lower bad debt expense and higher period-over-period savings associated with productivity improvements.
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

Equipment & Consumables Selected Financial Data

	Three Months Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$216.6	$214.9
Operating profit	$31.9	$35.6
Operating profit as a % of sales	14.7%	16.6%
Sales and Core Sales Growth

% Change Three Month Period Ended March 28, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	0.8%
Plus the impact of:
Currency exchange rates	0.9%
Core sales growth (non-GAAP)	1.7%

Sales
Sales and core sales growth for the three months ended March 28, 2025 increased 0.8%, and 1.7%, respectively, compared to the comparable period in 2024. Price positively impacted sales by 1.7% on a period-over-period basis while geographically, the increase in sales for the three months ended March 28, 2025 is primarily due to higher demand from North America, partially offset by lower demand in China and Europe.
Operating Profit
Operating profit margin was 14.7% for the three months ended March 28, 2025, as compared to an operating profit margin of 16.6% for the comparable period of 2024. The decrease in operating profit margin for the three months ended March 28, 2025 was primarily due to unfavorable product mix, higher costs due to unfavorable foreign exchange rates, partially offset by favorable sales price and a decrease in amortization of intangibles.
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
Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Three Months Ended
	March 28, 2025	March 29, 2024
Net cash provided by operating activities	$0.3	$40.3

Payments for additions to property, plant and equipment	$(5.9)	$(11.0)
Purchase of investments held in rabbi trust	(0.7)	—
Proceeds from sale of investments held in rabbi trust	0.7	—
Proceeds from sales of property, plant and equipment	0.5	—
All other investing activities, net	(3.4)	0.3
Net cash used in investing activities	$(8.8)	$(10.7)

Proceeds from stock option exercises	$0.8	$1.3
Cash paid for treasury stock	(14.6)	—
Tax withholding payment related to net settlement of equity awards	(3.8)	(3.3)
All other financing activities	—	(0.6)
Net cash used in financing activities	$(17.6)	$(2.6)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $0.3 million during the three months ended March 28, 2025, as compared to net cash provided by operating activities of $40.3 million for the comparable period of 2024. The decrease in cash provided by operating activities during the three months ended March 28, 2025 is primarily due to lower net income, timing of vendor payments and higher incentive compensation payments.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $8.8 million for the three months ended March 28, 2025, as compared to net cash used in investing activities of $10.7 million for the comparable period in 2024. The decrease in net cash used was primarily due to lower net payments for purchases of property, plant and equipment, partially offset by certain investing activities.

Financing Activities
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash used by financing activities was $17.6 million for the three months ended March 28, 2025 compared to net cash used in financing activities of $2.6 million for the comparable period of 2024. The increase in net cash used was primarily due to the repurchase of our stock.
For a description of our outstanding debt as of March 28, 2025, refer to Note 11 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of March 28, 2025, we held $1,077.3 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $444.2 million was held within the United States and $633.1 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2024 10-K.
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

While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. During the first quarter of 2025, we transferred approximately $320 million in international cash to the United States.

Under the Tax Cut and Jobs Act of 2017 (“TCJA”) and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. Additionally, we have determined that unremitted foreign earnings are not considered indefinitely reinvested to the extent foreign earnings can be distributed without a significant tax cost. As such, we have recorded foreign withholding tax liabilities related to the future repatriation of such earnings. We continue to indefinitely reinvest all other outside basis differences to the extent reversal would incur a significant tax liability.

On February 5, 2025, our Board of Directors authorized a stock repurchase program, allowing us to purchase up to $250 million of our outstanding common stock through December 31, 2026. Stock repurchases made in connection with this program totaled approximately $18.9 million or 1.1 million shares during the three months ended March 28, 2025. Refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q for more details. The cash outflows associated with the Company’s stock repurchase are classified in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

As of March 28, 2025, we believe we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.
Contractual Obligations
There were no material changes to our contractual obligations during the three months ended March 28, 2025.
Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2024 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of March 28, 2025, refer to Note 11 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates

There were no material changes to our critical accounting estimates described in the 2024 10-K that have had a material impact on our Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and commodity prices as well as credit risk, each of which could impact our consolidated financial statements. We generally address our exposure to these risks through our normal operating activities. Please refer to quantitative and qualitative disclosures about market risk in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2024 10-K.
During the first quarter of 2025, we began using foreign exchange forward contracts to hedge our foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign exchange forward contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of March 28, 2025, we did not have any outstanding foreign exchange forward contracts. Any realized gain (losses) related to forward contracts partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

For additional information on hedging transactions and derivative financial instruments, please refer to Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2024 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2024 10-K.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 10-K, which could materially affect our business, financial position, or future results of operations. The risks described in our 2024 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factor set forth below updates, and should be read together with, the risk factors described in our 2024 10K.

Significant developments or uncertainties stemming from trade policies and regulations could have an adverse effect on our business.

Trade policies and disputes at times result in increased tariffs, trade barriers, and other protectionist measures, which can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, limit our ability to procure components or raw materials, or impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to certain markets.

In particular, trade tensions between the U.S. and China have led to increased tariffs and trade restrictions. The U.S. has recently significantly increased tariffs on products imported from China into the U.S. and implemented new tariffs on imports into the U.S. from other countries, particularly from Canada and Mexico. In response to these proposed tariffs, some foreign countries, including China, have instituted retaliatory tariffs, which impact our products, while other countries have threatened retaliatory tariffs on certain U.S. products.

As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing in respect of such trade restrictions and tariffs as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs and it is difficult to predict what further trade-related actions governments may take, and we may be unable to quickly and effectively react to or mitigate such actions.

Additionally, in connection with the ongoing conflict between Russia and Ukraine, governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. Russia also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia. Although these export controls and sanctions did not have a material impact on our financial position or results of operations as of and for the three months ended March 28, 2025, the outcome and future impacts of the conflict and governmental responses thereto remain highly uncertain. Existing and future sanctions may have broad and pervasive impacts to the global economy and our operations, which could materially and adversely affect our business and results of operations.

We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased or other restrictions on our imports will be imposed in the future or adversely modified, whether retaliatory tariffs and trade measures will be imposed by other countries on U.S. exports, or what effect such actions would have on our costs of operations. Existing and future quotas, duties or tariffs may adversely affect our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage, or increase our costs, either of which could adversely affect our business, financial condition, results of operations or cash flows. Furthermore, trade disputes and protectionist measures, or continued uncertainty about such matters, could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases. Sustained geopolitical tensions could lead to long-term changes in global trade and supply chains, and decoupling of global trade networks, which could have a material adverse effect on our business, result of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 5, 2025, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which the Company may purchase up to $250 million of its outstanding common stock through December 31, 2026 (“the Repurchase Program”). Under the Repurchase Program, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions and other considerations and in accordance with applicable federal securities laws and other legal requirements. The Company's repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Rule 10b5-1 promulgated under the Exchange Act.

The following table presents a summary of share repurchases made during the quarter ended March 28, 2025 (all such share repurchases were made under the Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced program	Amount	Approximate dollar value that may yet be purchased under the program
January 1, 2025 - January 24, 2025	—	$—	—	$—	$250,000,000
January 25, 2025 - February 21, 2025	—	$—	—	$—	$250,000,000
February 22, 2025 - March 28, 2025	1,112,534	$16.95	1,112,534	$18,859,919	$231,140,081
Total	1,112,534	$16.95	1,112,534	$18,859,919	$231,140,081

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the quarter ended March 28, 2025, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K under the Exchange Act.

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

ENVISTA HOLDINGS CORPORATION
Date: May 1, 2025	By:	/s/ Faez Kaabi
Faez Kaabi
Vice President and Chief Accounting Officer