Form 10-Q
period 2025-06-27
Envista Holdings Corp
filed 2025-07-31
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of July 25, 2025, was 166,181,720.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	June 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,110.6	$1,069.1
Trade accounts receivable, less allowance for credit losses of $23.1 and $26.6, respectively	422.8	363.0
Inventories, net	281.9	241.0
Prepaid expenses and other current assets	119.6	115.2
Total current assets	1,934.9	1,788.3
Property, plant and equipment, net	287.0	277.0
Operating lease right-of-use assets	141.9	142.8
Other long-term assets	264.9	230.6
Goodwill, net	2,369.6	2,261.9
Other intangible assets, net	666.1	649.9
Total assets	$5,664.4	$5,350.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$116.0
Trade accounts payable	171.8	174.6
Accrued expenses and other liabilities	586.0	553.6
Operating lease liabilities	36.1	34.5
Total current liabilities	793.9	878.7
Operating lease liabilities	115.0	118.9
Other long-term liabilities	171.4	139.8
Long-term debt	1,445.1	1,278.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at June 27, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 175.0 million shares issued and 166.8 million shares outstanding at June 27, 2025; 174.2 million shares issued and 172.2 million shares outstanding at December 31, 2024	1.7	1.7
Treasury stock at cost; 8.2 million shares and 2.0 million shares at June 27, 2025 and December 31, 2024, respectively	(156.5)	(50.5)
Additional paid-in capital	3,860.3	3,842.1
Accumulated deficit	(443.0)	(487.4)
Accumulated other comprehensive loss	(123.5)	(371.1)
Total stockholders’ equity	3,139.0	2,934.8
Total liabilities and stockholders’ equity	$5,664.4	$5,350.5
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$682.1	$633.1	$1,299.0	$1,256.7
Cost of sales	312.2	306.5	593.1	573.8
Gross profit	369.9	326.6	705.9	682.9
Operating expenses:
Selling, general and administrative	295.3	302.5	567.0	587.4
Research and development	28.3	23.6	53.6	46.9
Goodwill and intangible asset impairment	—	1,153.8	—	1,153.8
Operating profit (loss)	46.3	(1,153.3)	85.3	(1,105.2)
Nonoperating (expense) income:
Other income (expense), net	2.4	(1.1)	1.7	(1.0)
Interest expense, net	(8.0)	(11.7)	(17.3)	(24.6)
Income (loss) before income taxes	40.7	(1,166.1)	69.7	(1,130.8)
Income tax expense (benefit)	14.3	(14.5)	25.3	(2.8)
Net income (loss)	$26.4	$(1,151.6)	44.4	(1,128.0)

Earnings (loss) per share:
Earnings (loss)- basic	$0.16	$(6.69)	$0.26	$(6.56)
Earnings (loss) - diluted	$0.16	$(6.69)	$0.26	$(6.56)
Average common stock and common equivalent shares outstanding:
Basic	169.0	172.1	170.7	172.0
Diluted	169.9	172.1	171.7	172.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income (loss)	$26.4	$(1,151.6)	$44.4	$(1,128.0)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	149.7	(17.8)	247.8	(84.0)
Pension plan adjustments	(0.1)	(0.2)	(0.2)	(0.4)
Total other comprehensive income (loss), net of income taxes	149.6	(18.0)	247.6	(84.4)
Comprehensive income (loss)	$176.0	$(1,169.6)	$292.0	$(1,212.4)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Six Months Ended June 27, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2024	$1.7	$(50.5)	$3,842.1	$(487.4)	$(371.1)	$2,934.8
Common stock-based award activity	—	—	7.9	—	—	7.9
Purchase of treasury shares	—	(22.6)	—	—	—	(22.6)
Net income	—	—	—	18.0	—	18.0
Other comprehensive income	—	—	—	—	98.0	98.0
Balance, March 28, 2025	1.7	(73.1)	3,850.0	(469.4)	(273.1)	3,036.1
Common stock-based award activity	—	—	10.3	—	—	10.3
Purchase of treasury shares	—	(83.4)	—	—	—	(83.4)
Net income	—	—	—	26.4	—	26.4
Other comprehensive income	—	—	—	—	149.6	149.6
Balance, June 27, 2025	$1.7	$(156.5)	$3,860.3	$(443.0)	$(123.5)	$3,139.0

	Six Months Ended June 28, 2024
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$1.7	$(45.2)	$3,803.4	$631.2	$(217.2)	$4,173.9
Common stock-based award activity	—	—	12.5	—	—	12.5
Purchase of treasury shares	—	(3.3)	—	—	—	(3.3)
Net income	—	—	—	23.6	—	23.6
Other comprehensive loss	—	—	—	—	(66.4)	(66.4)
Balance, March 29, 2024	1.7	(48.5)	3,815.9	654.8	(283.6)	4,140.3
Common stock-based award activity	—	—	6.0	—	—	6.0
Purchase of treasury shares	—	—	—	—	—	—
Net loss	—	—	—	(1,151.6)	—	(1,151.6)
Other comprehensive loss	—	—	—	—	(18.0)	(18.0)
Balance, June 28, 2024	$1.7	$(48.5)	$3,821.9	$(496.8)	$(301.6)	$2,976.7
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net income (loss)	$44.4	$(1,128.0)
Noncash items:
Depreciation	19.9	21.1
Amortization	37.8	45.0
Allowance for credit losses	4.0	13.8
Stock-based compensation expense	16.8	16.3
Gain on investments in rabbi trust, net	(1.6)	—
Loss on equity investments, net	—	1.1
Loss on sale of property, plant and equipment	0.3	—
Restructuring charges	0.2	—
Goodwill and intangible asset impairments	—	1,153.8
Fixed assets impairments and other charges	1.4	17.1
Non-cash operating lease costs	17.2	15.0
Amortization of debt discount and issuance costs	2.2	2.3
Deferred income taxes	(0.9)	(46.1)
Change in trade accounts receivable	(37.2)	5.1
Change in inventories	(23.5)	(11.0)
Change in trade accounts payable	(10.0)	(5.0)
Change in prepaid expenses and other assets	(4.3)	(3.7)
Change in accrued expenses and other liabilities	44.5	56.7
Change in operating lease liabilities	(22.2)	(20.1)
Net cash provided by operating activities	89.0	133.4
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(18.2)	(17.8)
Purchases of investments held in rabbi trust	(1.0)	—
Proceeds from sale of investments held in rabbi trust	0.9	—
Proceeds from sales of property, plant and equipment	0.5	—
All other investing activities, net	(8.1)	1.2
Net cash used in investing activities	(25.9)	(16.6)
Cash flows from financing activities:
Proceeds from stock option exercises	1.5	1.9
Cash paid for treasury stock	(100.3)	—
Tax withholding payment related to net settlement of equity awards	(4.3)	(3.4)
Repayment of convertible notes due 2025	(116.3)	—

Proceeds from revolving line of credit	115.4	—
All other financing activities	—	(0.8)
Net cash used in financing activities	(104.0)	(2.3)
Effect of exchange rate changes on cash and cash equivalents	82.4	(18.3)
Net change in cash and cash equivalents	41.5	96.2
Beginning balance of cash and cash equivalents	1,069.1	940.0
Ending balance of cash and cash equivalents	$1,110.6	$1,036.2

Supplemental data:
Cash paid for interest	$23.1	$29.5
Cash paid for taxes	$21.6	$15.9
ROU assets obtained in exchange for operating lease obligations	$9.0	$19.5
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of June 27, 2025 and December 31, 2024, and its results of operations for the three and six month periods ended June 27, 2025 and June 28, 2024 and cash flows for the six month periods ended June 27, 2025 and June 28, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2024, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 13, 2025.

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, “Debt– Debt with Conversion and Other Options, (subtopic 470-20).” The update is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in Update ASU 2020-06. The Company has not yet completed its assessment of the impact of ASU 2024-04 on the Company’s consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2024	$26.6
Foreign currency translation	2.5
Provision for credit losses	4.0
Write-offs charged against the allowance	(6.6)
Recoveries	(3.4)
Balance at June 27, 2025	$23.1

NOTE 3. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	June 27, 2025	December 31, 2024
Finished goods	$213.2	$181.6
Work in process	30.3	25.1
Raw materials	96.0	91.0
Reserve for inventory obsolescence	(57.6)	(56.7)
Total	$281.9	$241.0

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	June 27, 2025	December 31, 2024
Land and improvements	$10.0	$10.0
Buildings and improvements	173.4	166.0
Machinery, equipment and other assets	451.6	431.2
Construction in progress	44.9	33.9
Gross property, plant and equipment	679.9	641.1
Less: accumulated depreciation	(392.9)	(364.1)
Property, plant and equipment, net	$287.0	$277.0

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

	June 27, 2025	December 31, 2024
Equity security investments	$28.7	$26.4

The Company records net realized and unrealized gains (losses) for the above security investments in other income (expense), net, in the Condensed Consolidated Statements of Operations. Net unrealized losses are summarized as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Investment Losses
Unrealized losses	$—	$(1.5)	$—	$(1.5)
Total	$—	$(1.5)	$—	$(1.5)

NOTE 6. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2024	$1,953.0	$(842.3)	$1,110.7	$1,481.7	$(330.5)	$1,151.2	$3,434.7	$(1,172.8)	$2,261.9
Foreign currency translation	77.6	—	77.6	30.1	—	30.1	107.7	—	107.7
Balance at June 27, 2025	$2,030.6	$(842.3)	$1,188.3	$1,511.8	$(330.5)	$1,181.3	$3,542.4	$(1,172.8)	$2,369.6

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	June 27, 2025		December 31, 2024
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$142.9	$27.3	$162.7	$25.4
Sales and product allowances	68.3	1.7	69.1	1.5
Contract liabilities	180.1	22.5	146.5	20.3
Taxes, income and other	74.1	43.4	58.3	36.8
Restructuring-employee severance, benefits and other	16.1	—	15.6	—
Pension benefits	4.7	34.1	4.6	29.7
Loss contingencies	4.1	26.2	9.9	22.5
Other	95.7	16.2	86.9	3.6
Total	$586.0	$171.4	$553.6	$139.8

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
The Company also has foreign currency denominated debt consisting of a senior euro term loan and euro borrowings under a revolving credit facility. Both the senior euro term loan and the euro borrowings under the revolving credit facility represent a partial hedge of the Company’s net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro and are designated and qualify as non-derivative hedging instruments.

Refer to Note 11 for further discussion of the Company’s debt and credit facilities.

The change in the fair value of the cross-currency swap instrument and the foreign currency translation related to the senior euro term loan and euro borrowings under the revolving credit facility are recorded in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive loss as reflected in Note 13.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive loss (“OCI”) for the three and six months ended June 27, 2025 and June 28, 2024 ($ in millions):

	Three Months Ended June 27, 2025		Three Months Ended June 28, 2024
	Notional Amount	Loss Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$527.3	$(33.0)	$375.0	$2.8
Foreign currency contract	150.0	(11.6)	150.0	1.0
Total	$677.3	$(44.6)	$525.0	$3.8

	Six Months Ended June 27, 2025		Six Months Ended June 28, 2024
	Notional Amount	Loss Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$527.3	$(49.6)	$375.0	$11.4
Foreign currency contract	150.0	(16.3)	150.0	4.3
Total	$677.3	$(65.9)	$525.0	$15.7
The Company did not reclassify any deferred gains or losses related to its net investment hedge from accumulated other comprehensive loss to income during the three and six months ended June 27, 2025 and June 28, 2024. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from accumulated other comprehensive loss into income during the three and six months ended June 27, 2025 and June 28, 2024. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge is classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Additionally, the Company uses foreign currency forward and foreign currency call option contracts to hedge its foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forward and foreign currency call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of June 27, 2025, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $467.2 million, which matured in July 2025. The realized and unrealized gain (losses) related to forward contracts or call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

The Company’s derivative instrument, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions)

	June 27, 2025	December 31, 2024
Qualifying Net Investment Hedges:
Derivative hedging instruments:
Other long-term liabilities	$10.5	$—
Other long-term assets	$—	$5.9
Non-derivative hedging instruments:
Long-term debt	$527.3	$362.4

Non - Designated Hedge Derivatives:
Accrued expenses and other liabilities, net	$0.1	$—
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 27, 2025
Assets:
Investments in rabbi trust	$17.0	$8.9	$—	$25.9
Liabilities:
Cross-currency swap derivative contract	$—	$10.5	$—	$10.5
Other foreign currency derivative contracts, net	$—	$0.1	$—	$0.1
Deferred compensation plans	$—	$25.9	$—	$25.9

December 31, 2024
Assets:
Cross-currency swap derivative contract	$—	$5.9	$—	$5.9
Investments in rabbi trust	$16.0	$8.2	$—	$24.2
Liabilities:
Deferred compensation plans	$—	$24.2	$—	$24.2
Derivative Instruments

The cross-currency swap and the foreign currency forward contracts are classified as Level 2 in the fair value hierarchy. The cross-currency swap is measured using the income approach with the relevant foreign currency current exchange rates and forward curves as inputs. The foreign currency forward contracts are measured using the spot and forward exchange rates for foreign currencies. Refer to Note 8 for additional information.

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

The deferred compensation obligations are funded through a Company established irrevocable rabbi trust, which holds investments that primarily consist of mutual funds and corporate owned life insurance policies. The mutual funds are valued based on quoted market prices and therefore are classified as Level 1. The corporate owned life insurance policies have cash surrender values (which approximate fair value), that derive their values from investments in mutual funds that are managed by an insurance company, are valued using a market approach and therefore are classified within Level 2.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	June 27, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in rabbi trust	$25.9	$25.9	$24.2	$24.2
Cross-currency swap derivative contract	$—	$—	$5.9	$5.9
Liabilities:
Cross-currency swap derivative contract	$10.5	$10.5	$—	$—
Other foreign currency derivative contracts, net	$0.1	$0.1	$—	$—
Convertible senior notes due 2028	$491.1	$465.4	$489.7	$450.0
Convertible senior notes due 2025	$—	$—	$116.0	$125.4
Other debt	$954.0	$954.0	$788.6	$788.6
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on June 27, 2025 and December 31, 2024. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivables and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
NOTE 10. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $30.3 million and $32.4 million as of June 27, 2025 and December 31, 2024, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 11. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt discount and debt issuance costs ($ in millions):

	June 27, 2025	December 31, 2024
Senior term loan facility due 2028 (the “2028 Term Loan”)	$427.4	$427.0
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	409.5	361.6
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	491.1	489.7
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	—	116.0
Revolving credit facility due 2028 (the “Revolving Credit Facility”)	117.1	—
Total debt	1,445.1	1,394.3
Less: current portion	—	(116.0)
Long-term debt	$1,445.1	$1,278.3

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively, the “2028 Term Loans”). The Second Amended Credit Agreement also includes a Revolving Credit Facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity up to $750.0 million, with a maximum alternative currency sublimit of $675.0 million, and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the Revolving Credit Facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. During the second quarter ended June 27, 2025, the Company borrowed €100.0 million under this Revolving Credit Facility. There were no outstanding borrowings under this Revolving Credit Facility as of December 31, 2024. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time. The proceeds from the 2028 Term Loans were used to pay outstanding balances of the term loans under our prior credit facility. The Company paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement. The Company repaid $100.0 million of the 2028 Term Loan during the year ended December 31, 2024.

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

The interest rates for borrowings under the 2028 Term Loan were 5.77% and 6.08% as of June 27, 2025 and December 31, 2024, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 3.56% and 4.31% as of June 27, 2025 and December 31, 2024, respectively. The interest rate for the Revolving Credit Facility was 3.09% as of June 27, 2025. Interest is payable quarterly for the Senior Credit Facilities. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of June 27, 2025.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of June 27, 2025 and December 31, 2024, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

2025 Convertible Notes

On May 21, 2020, the Company issued the 2025 Convertible Notes. The aggregate principal amount, which includes the initial purchasers’ exercise in full of their option to purchase an additional $67.5 million principal amount, was $517.5 million. The net proceeds from the issuance, after deducting purchasers’ discounts and estimated offering expenses, were $502.6 million. The Company used part of the net proceeds to pay for the capped call transactions (“Capped Calls”) as further described below.

The 2025 Convertible Notes accrued interest at a rate of 2.375% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The 2025 Convertible Notes had an initial conversion rate of 47.5862 shares of the Company’s common stock per $1,000 principal amount, which was equivalent to an initial conversion price of approximately $21.01 per share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events.

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

On June 1, 2025, the 2025 Convertible Notes matured and the Company repaid the outstanding principal amount of $116.3 million and accrued interest. Except as noted above in connection with the Notes Exchanges, no shares of common stock were issued to settle the 2025 Convertible Notes.
The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Contractual interest expense:
2028 Convertible Notes	$2.2	$2.2	$4.4	$4.4
2025 Convertible Notes	0.5	0.7	1.2	1.4
Amortization of debt issuance costs:
2028 Convertible Notes	0.7	0.7	1.4	1.4
2025 Convertible Notes	0.1	0.1	0.3	0.3
Total interest expense	$3.5	$3.7	$7.3	$7.5

For the three and six months ended June 27, 2025 and June 28, 2024, the debt issuance costs were amortized using an annual effective interest rate of 2.4% and 3.0% for the 2028 Convertible Notes and the 2025 Convertible Notes, respectively.

As of June 27, 2025, the if-converted value of the 2028 Convertible Notes did not exceed its outstanding principal amount. As of December 31, 2024, the if-converted value of the 2028 Convertible Notes and the 2025 Convertible Notes did not exceed their respective outstanding principal amounts.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	June 27, 2025	December 31, 2024
2028 Convertible Notes	$9.1	$10.5
2025 Convertible Notes	—	0.3
2028 Term Loan	2.6	3.0
2028 Euro Term Loan	0.7	0.8
	$12.4	$14.6

The above unamortized debt issuance costs have been netted against their respective aggregate principal amounts of the related debt and are being amortized to interest expense over the term of the respective debt.

Capped Call Transactions
In connection with the offering of the 2025 Convertible Notes, the Company entered into Capped Calls with certain counterparties. The Capped Calls had an initial strike price of approximately $21.01 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Convertible Notes. The Capped Calls had initial cap prices of $23.79 per share, subject to certain adjustments. The Capped Calls were generally intended to reduce or offset the potential dilution from shares of common stock issued upon any conversion of the 2025 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. In connection with the Notes Exchanges on August 10, 2023 as discussed above, the Company completed a partial unwind of the Capped Calls. As of June 27, 2025, the remaining Capped Calls expired in conjunction with the maturity and payoff of the 2025 Convertible Notes on June 1, 2025.

As the Capped Call transactions were considered indexed to the Company's own stock and were considered equity classified, they were recorded in equity and were not accounted for as derivatives. The cost of $20.7 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended June 27, 2025
Balance, March 28, 2025	$(277.0)	$3.9	(273.1)
Other comprehensive income before reclassifications:
Increase	138.6	—	138.6
Income tax impact	11.1	—	11.1
Other comprehensive income before reclassifications, net of income taxes	149.7	—	149.7
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.1)	(0.1)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	149.7	(0.1)	149.6
Balance, June 27, 2025	$(127.3)	$3.8	$(123.5)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended June 28, 2024
Balance, March 28, 2024	$(289.9)	$6.3	$(283.6)
Other comprehensive loss before reclassifications:
Decrease	(16.9)	—	(16.9)
Income tax impact	(0.9)	—	(0.9)
Other comprehensive loss before reclassifications, net of income taxes	(17.8)	—	(17.8)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.2)	(0.2)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.2)	(0.2)
Net current period other comprehensive loss, net of income taxes	(17.8)	(0.2)	(18.0)
Balance, June 28, 2024	$(307.7)	$6.1	$(301.6)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended June 27, 2025
Balance, December 31, 2024	$(375.1)	$4.0	(371.1)
Other comprehensive income before reclassifications:
Increase	231.4	—	231.4
Income tax impact	16.4	—	16.4
Other comprehensive income before reclassifications, net of income taxes	247.8	—	247.8
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.2)	(0.2)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.2)	(0.2)
Net current period other comprehensive income (loss), net of income taxes	247.8	(0.2)	247.6
Balance, June 27, 2025	$(127.3)	$3.8	$(123.5)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended June 28, 2024
Balance, December 31, 2023	$(223.7)	$6.5	(217.2)
Other comprehensive loss before reclassifications:
Decrease	(80.2)	—	(80.2)
Income tax impact	(3.8)	—	(3.8)
Other comprehensive loss before reclassifications, net of income taxes	(84.0)	—	(84.0)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.4)	(0.4)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.4)	(0.4)
Net current period other comprehensive loss, net of income taxes	(84.0)	(0.4)	(84.4)
Balance, June 28, 2024	$(307.7)	$6.1	$(301.6)
NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and six months ended June 27, 2025 and June 28, 2024 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended June 27, 2025			Three Months Ended June 28, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$181.9	$166.0	$347.9	$174.6	$150.5	$325.1
Western Europe	124.4	29.7	154.1	112.4	25.1	137.5
Other developed markets	21.9	7.8	29.7	21.0	7.7	28.7
Emerging markets	116.9	33.5	150.4	107.1	34.7	141.8
Total	$445.1	$237.0	$682.1	$415.1	$218.0	$633.1

	Six Month Period Ended June 27, 2025			Six Month Period Ended June 28, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$353.1	$319.2	$672.3	$345.7	$298.1	$643.8
Western Europe	242.4	55.0	297.4	234.7	51.1	285.8
Other developed markets	43.8	16.3	60.1	43.1	15.9	59.0
Emerging markets	206.1	63.1	269.2	200.3	67.8	268.1
Total	$845.4	$453.6	$1,299.0	$823.8	$432.9	$1,256.7
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

As of June 27, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $161.6 million, including $125.9 million related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 27, 2025 and December 31, 2024, the contract liabilities were $202.6 million and $166.8 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the six months ended June 27, 2025 and June 28, 2024 that is included in the contract liability balance at December 31, 2024 and December 31, 2023 was $88.6 million and $71.6 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 11% of total sales for both the three and six months ended June 27, 2025. For both the three and six months ended June 28, 2024, there were no customers that accounted for 10% or more of sales.

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
Restructuring related charges recorded by segment were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Specialty Products & Technologies	$0.1	$4.6	$4.3	$7.9
Equipment & Consumables	1.2	0.4	3.5	3.2
Other	3.2	0.8	7.0	1.6
Total	$4.5	$5.8	$14.8	$12.7
Restructuring related charges incurred were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cost of sales	$0.3	$3.3	$2.2	$5.0
SG&A expenses	4.2	2.5	12.6	7.7
Total	$4.5	$5.8	$14.8	$12.7

At June 27, 2025 and December 31, 2024, the restructuring liability was $16.1 million and $15.6 million, respectively. The liability as of June 27, 2025 is expected to be paid out during 2025.

NOTE 16. INCOME TAXES
The Company’s effective tax rates of 35.1% and 36.3% for the three and six months ended June 27, 2025, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to a shift in the geographical mix of earnings and the relative impact of a valuation allowance against certain U.S. interest carryforwards. The Company’s effective tax rates of 1.2% and 0.2% for the three and six months ended June 28, 2024, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to the impact of nondeductible impairment charges for goodwill and intangible assets and the impact of a valuation allowance against certain U.S. interest carryforwards.

The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including its recent cumulative earnings experience and expectations of future taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods, reversal patterns of existing deferred tax liabilities, and prudent and feasible tax planning strategies, however, there can be no assurance that the Company’s deferred tax assets will be fully realized. At June 27, 2025, the Company maintains valuation allowances primarily against certain net operating losses and the portion of its U.S. nondeductible interest expense carryforward that it believes it will more likely than not be unable to realize.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements.

NOTE 17.  EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the three and six months ended June 27, 2025 and June 28, 2024.

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net income (loss)	$26.4	$(1,151.6)	$44.4	$(1,128.0)

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	169.0	172.1	170.7	172.0
Incremental common shares from:
Assumed exercise of dilutive options, vesting of dilutive restricted stock units and performance stock units	0.9	—	1.0	—
Weighted-average common shares outstanding used in diluted earnings per share	169.9	172.1	171.7	172.0

Earnings (loss) per share:
Earnings (loss) - basic	$0.16	$(6.69)	$0.26	$(6.56)
Earnings (loss) - diluted	$0.16	$(6.69)	$0.26	$(6.56)

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Stock-based awards	8.9	7.7	7.8	6.0

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

Segment related information is shown below ($ in millions):

	Three Months Ended June 27, 2025			Three Months Ended June 28, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$445.1	$237.0	$682.1	$415.1	$218.0	$633.1

Less:
Expenses	399.8	200.9	600.7	409.1	191.5	600.6
Segment operating profit	$45.3	$36.1	$81.4	$6.0	$26.5	$32.5

Segment operating profit and reconciliation to income (loss) before taxes:
Segment operating profit			$81.4			$32.5
Corporate and other			(35.1)			(1,185.8)
Nonoperating other income (expense), net			2.4			(1.1)
Interest expense, net			(8.0)			(11.7)
Income (loss) before taxes			$40.7			$(1,166.1)

Depreciation and amortization
Specialty Products & Technologies			$22.0			$22.5
Equipment & Consumables			7.4			10.9
Corporate and other			0.4			0.6
Total			$29.8			$34.0

Capital expenditures, gross
Specialty Products & Technologies			$6.7			$5.4
Equipment & Consumables			4.4			0.9
Corporate and other			(0.2)			0.8
Total			$10.9			$7.1

	Six Month Period Ended June 27, 2025			Six Month Period Ended June 28, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$845.4	$453.6	$1,299.0	$823.8	$432.9	$1,256.7

Less:
Expenses	762.5	385.6	1,148.1	773.6	370.8	1,144.4
Segment operating profit	$82.9	$68.0	$150.9	$50.2	$62.1	$112.3

Segment operating profit and reconciliation to income (loss) before taxes:
Segment operating profit			$150.9			$112.3
Corporate and other			(65.6)			(1,217.5)
Nonoperating other income (expense), net			1.7			(1.0)
Interest expense, net			(17.3)			(24.6)
Income (loss) before taxes			$69.7			$(1,130.8)

Depreciation and amortization
Specialty Products & Technologies			$42.6			$43.1
Equipment & Consumables			14.3			21.8
Corporate and other			0.8			1.2
Total			$57.7			$66.1

Capital expenditures, gross
Specialty Products & Technologies			$10.4			$11.8
Equipment & Consumables			7.9			4.6
Corporate and other			0.1			1.6
Total			$18.4			$18.0

Identifiable assets	June 27, 2025	December 31, 2024
Specialty Products & Technologies	$2,492.3	$2,354.2
Equipment & Consumables	2,018.1	1,884.2
Corporate and other	1,154.0	1,112.1
Total	$5,664.4	$5,350.5

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
For the three and six months ended June 27, 2025, sales derived from customers outside of the United States were 53.6% and 52.6%, respectively, compared to 52.8% for both the three and six months ended June 28, 2024. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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

Trade Policies and Regulations
Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to certain markets. For example, trade tensions between the U.S. and China have led to increased tariffs and trade restrictions. The U.S. has significantly increased tariffs on products imported from China into the U.S. and implemented new tariffs on imports into the U.S. from other countries, particularly from Canada, Mexico, and the European Union. In response to these proposed tariffs, some foreign countries, including China, have instituted retaliatory tariffs, which impact our products, while other countries have threatened retaliatory tariffs on certain U.S. products. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice. We expect to largely offset the impact of the existing tariffs with mitigating actions including supply chain adjustments, pricing strategies, and cost management. To the extent that we are unable to offset the tariffs or if the tariffs or our countermeasures negatively impact demand, our business, financial condition, results of operations or cash flows would be adversely affected. Any future tariffs and trade restrictions may also adversely affect our business, financial condition, results of operations or cash flows.

Foreign Currency Exchange Rates

On a period-over-period basis, currency exchange rates positively impacted reported sales by 1.9% and 0.4% for the three and six months ended June 27, 2025, respectively, compared to the comparable periods of 2024, primarily due to the weakening U.S. dollar against major currencies. Any future weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year, and any strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year.

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

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the three and six months ended June 27, 2025 and June 28, 2024.

Israel-Hamas War and Related Conflict

In response to the attacks in Israel and the related hostilities, we continue to monitor the social, political, and economic environment in Israel and in the region for any impact to our operations. We maintain a production facility in Israel related to our Alpha-Bio Tech Implant brand. While we have experienced some volatility in the region, the Israel-Hamas War and related hostilities have not had a material impact on our business.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and six months ended June 27, 2025, compared to the three and six months ended June 28, 2024.

	Three Months Ended
($ in millions)	June 27, 2025		June 28, 2024		% Change
Sales	$682.1	100.0%	$633.1	100.0%	7.7%
Cost of sales	312.2	45.8%	306.5	48.4%	1.9%
Gross profit	369.9	54.2%	326.6	51.6%	13.3%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	295.3	43.3%	302.5	47.8%	(2.4)%
Research and development (“R&D”) expenses	28.3	4.1%	23.6	3.7%	19.9%
Goodwill and intangible asset impairment	—	—%	1,153.8	182.2%	NM
Operating profit (loss)	46.3	6.8%	(1,153.3)	(182.2)%	(104.0)%
Nonoperating (expense) income:
Other income (expense), net	2.4	0.4%	(1.1)	(0.2)%	NM
Interest expense, net	(8.0)	(1.2)%	(11.7)	(1.8)%	(31.6)%
Income (loss) before income taxes	40.7	6.0%	(1,166.1)	(184.2)%	(103.5)%
Income tax expense (benefit)	14.3	2.1%	(14.5)	(2.3)%	NM
Net income (loss)	$26.4	3.9%	$(1,151.6)	(181.9)%	(102.3)%

Effective tax rate	35.1%		1.2%

	Six Months Ended
($ in millions)	June 27, 2025		June 28, 2024		% Change
Sales	$1,299.0	100.0%	$1,256.7	100.0%	3.4%
Cost of sales	593.1	45.7%	573.8	45.7%	3.4%
Gross profit	705.9	54.3%	682.9	54.3%	3.4%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	567.0	43.6%	587.4	46.7%	(3.5)%
Research and development (“R&D”) expenses	53.6	4.1%	46.9	3.7%	14.3%
Goodwill and intangible asset impairment	—	—%	1,153.8	91.8%	NM
Operating profit (loss)	85.3	6.6%	(1,105.2)	(87.9)%	(107.7)%
Nonoperating (expense) income:
Other income (expense), net	1.7	0.1%	(1.0)	(0.1)%	NM
Interest expense, net	(17.3)	(1.3)%	(24.6)	(2.0)%	(29.7)%
Income (loss) before income taxes	69.7	5.4%	(1,130.8)	(90.0)%	(106.2)%
Income tax expense (benefit)	25.3	1.9%	(2.8)	(0.2)%	NM
Net income (loss)	$44.4	3.4%	$(1,128.0)	(89.8)%	(103.9)%

Effective tax rate	36.3%		0.2%
Non-meaningful percentage change related to year-to-year comparisons are designated as NM.

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Month Period Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	7.7%	3.4%
Plus the impact of:
Acquisition	(0.2)%	(0.1)%
Currency exchange rates	(1.9)%	(0.4)%
Core sales growth (non-GAAP)	5.6%	2.9%
Sales for the three months ended June 27, 2025 increased 7.7% while core sales growth increased by 5.6% as compared to the comparable period in 2024. An increase in sales volume of 4.1% positively impacted sales on a period-over-period basis, coupled with an increase in sales price of 1.5%.
Sales for the six months ended June 27, 2025 increased 3.4% while core sales growth increased by 2.9% as compared to the comparable period in 2024. An increase in sales volume of 1.7% positively impacted sales on a period-over-period basis, coupled with an increase in sales price of 1.2%.
Geographically, sales for both the three and six months ended June 27, 2025 were positively impacted by higher sales from North America and Europe; partially offset by lower demand in China.

COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cost of sales	$312.2	$306.5	$593.1	$573.8
Gross profit margin	54.2%	51.6%	54.3%	54.3%
The increase in cost of sales during the three and six months ended June 27, 2025 as compared to the comparable periods in 2024, was driven primarily by higher sales volume, higher costs due to the unfavorable impact of foreign currency exchange rates, partially offset by the absence of impairment related to certain long-lived assets from the comparable prior periods.
Gross margin for the three months ended June 27, 2025 increased 2.6% and gross margin for the six months ended June 27, 2025 remained flat, as compared to the comparable periods in 2024, and was driven primarily by higher sales volume, an increase in sales price, and the absence of impairment related to certain long-lived assets from the comparable prior periods, partially offset by higher costs due to unfavorable impact of foreign currency exchange rates.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
SG&A expenses	$295.3	$302.5	$567.0	$587.4
R&D expenses	$28.3	$23.6	$53.6	$46.9
Goodwill and intangible asset impairment	$—	$1,153.8	$—	$1,153.8
SG&A as a % of sales	43.3%	47.8%	43.6%	46.7%
R&D as a % of sales	4.1%	3.7%	4.1%	3.7%

The decrease in SG&A expenses as a percentage of sales for the three and six months ended June 27, 2025 as compared to the comparable periods of 2024, was primarily due to lower bad debt, amortization of intangible assets, legal settlement costs, and general and administrative costs; partially offset by higher compensation costs and our continuing investment in our long-term growth initiatives.
R&D expenses as a percentage of sales for the three and six months ended June 27, 2025, increased as compared to the comparable periods in 2024, primarily due to increased R&D activity.
Goodwill and intangible asset impairment for the three and six months ended June 28, 2024 of $1,153.8 million consisted of a $960.5 million goodwill charge and a $193.3 million intangible asset charge. Approximately $707.8 million of the goodwill impairment charge related to our Specialty Products & Technologies segment and $252.7 million related to our Equipment & Consumables segment. The reduction in value was due to adverse macroeconomic factors as a result of weakened global demand, a sustained suppressed stock price, higher cost of capital, and increased raw material, supply chain and service costs, which contributed to reduced revenue forecasts, lower operating margins, and reduced expectations of future cash flows. The intangible asset impairment charges consisted of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment and $92.2 million consisted of certain finite-lived patents and technology and customer relationships within the Equipment & Consumables segment and were primarily due to a reduction in projected cash flows discussed above. There were no goodwill and intangible asset impairment charges recorded for the three or six month periods ended June 27, 2025.

OTHER INCOME (EXPENSE), NET
Other income, net for the three and six months ended June 27, 2025 primarily consists of net gains on investments held in a rabbi trust, while Other expense, net for the three and six months ended June 28, 2024 primarily consists of losses on equity investments.
INTEREST COSTS AND FINANCING
Interest costs were $8.0 million and $11.7 million for the three months ended June 27, 2025 and June 28, 2024, respectively, and $17.3 million and $24.6 million for the six months ended June 27, 2025 and June 28, 2024, respectively. The decrease in interest expense was primarily due to lower debt balances and interest rates.

INCOME TAXES

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Effective tax rate	35.1%	1.2%	36.3%	0.2%

Our effective tax rate of 35.1% and 36.3% for the three and six months ended June 27, 2025 differed from the comparable periods in 2024 primarily due to a shift in the geographical mix of earnings and the impact of nondeductible impairment charges for goodwill and intangible assets in the comparable periods in 2024.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$445.1	$415.1	$845.4	$823.8
Operating profit	$45.3	$6.0	$82.9	$50.2
Operating profit as a % of sales	10.2%	1.4%	9.8%	6.1%
Sales and Core Sales Growth

	% Change Three Month Period Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Month Period Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	7.2%	2.6%
Plus the impact of:
Acquisitions	(0.3)%	(0.2)%
Currency exchange rates	(2.2)%	(0.4)%
Core sales growth (non-GAAP)	4.7%	2.0%
Sales
Sales and core sales growth for the three months ended June 27, 2025 increased 7.2% and 4.7%, respectively, compared to the comparable period in 2024, driven primarily by an increase in sales volume of 3.9% on a period-over-period basis, coupled with an increase in sales price of 0.8%. Geographically, sales for the three months ended June 27, 2025 increased primarily due to higher demand from North America, Europe and China.
Sales and core sales growth for the six months ended June 27, 2025 increased 2.6% and 2.0%, respectively, compared to the comparable period in 2024, driven primarily by an increase in sales volume of 1.3% on a period-over-period basis, coupled with an increase in sales price of 0.7%. Geographically, sales for the six months ended June 27, 2025 increased primarily due to higher demand from North America and Europe, partially offset by lower demand in China.
Operating Profit
Operating profit margin was 10.2% for the three months ended June 27, 2025, as compared to an operating profit margin of 1.4% for the comparable period of 2024. Operating profit margin was 9.8% for the six months ended June 27, 2025, as compared to an operating profit margin of 6.1% for the comparable period of 2024. The increase in operating profit margin for the three and six months ended June 27, 2025, was primarily due to higher sales volume and sales price, lower bad debt expense, and the absence of impairment of certain long-lived assets from the comparable prior periods, partially offset by higher costs due to impact of unfavorable foreign exchange rates, and our continuing investment in our long-term growth initiatives.
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

Equipment & Consumables Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$237.0	$218.0	$453.6	$432.9
Operating profit	$36.1	$26.5	$68.0	$62.1
Operating profit as a % of sales	15.2%	12.2%	15.0%	14.3%
Sales and Core Sales Growth

	% Change Three Month Period Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six Month Period Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	8.7%	4.8%
Plus the impact of:
Currency exchange rates	(1.4)%	(0.3)%
Core sales growth (non-GAAP)	7.3%	4.5%
Sales
Sales and core sales growth for the three months ended June 27, 2025 increased 8.7%, and 7.3%, respectively, compared to the comparable period in 2024, driven primarily by an increase in sales volume of 4.5% on a period-over-period basis, coupled with an increase in sales price of 2.8%. Geographically, the increase in sales for the three months ended June 27, 2025 is primarily due to higher demand from North America and Europe, partially offset by lower demand in China.
Sales and core sales growth for the six months ended June 27, 2025 increased 4.8%, and 4.5%, respectively, compared to the comparable period in 2024, driven primarily by an increase in sales volume of 2.3% on a period-over-period basis, coupled with an increase in sales price of 2.2%. Geographically, the increase in sales for the six months ended June 27, 2025 is primarily due to higher demand from North America, partially offset by lower demand in China.
Operating Profit
Operating profit margin was 15.2% for the three months ended June 27, 2025, as compared to an operating profit margin of 12.2% for the comparable period of 2024. Operating profit margin was 15.0% for the six months ended June 27, 2025, as compared to an operating profit margin of 14.3% for the comparable period of 2024. The increase in operating profit margin for the three and six months ended June 27, 2025 was primarily due to higher sales volume and sales price, and a decrease in amortization of intangibles, partially offset by higher costs due to the impact of unfavorable foreign exchange rates.
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

Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Six Months Ended
	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$89.0	$133.4

Payments for additions to property, plant and equipment	$(18.2)	$(17.8)
Purchase of investments held in rabbi trust	(1.0)	—
Proceeds from sale of investments held in rabbi trust	0.9	—
Proceeds from sales of property, plant and equipment	0.5	—
Proceeds from sale of equity investment	—	—
All other investing activities, net	(8.1)	1.2
Net cash used in investing activities	$(25.9)	$(16.6)

Proceeds from stock option exercises	$1.5	$1.9
Cash paid for treasury stock	(100.3)	—
Tax withholding payment related to net settlement of equity awards	(4.3)	(3.4)
Repayment of convertible notes due 2025	(116.3)	—
Proceeds from revolving line of credit	115.4	—
All other financing activities	—	(0.8)
Net cash used in financing activities	$(104.0)	$(2.3)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $89.0 million during the six months ended June 27, 2025, as compared to net cash provided by operating activities of $133.4 million for the comparable period of 2024. The decrease in cash provided by operating activities during the six months ended June 27, 2025 is primarily due to timing of cash collections and vendor payments, and higher incentive compensation payments; partially offset by higher net income.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $25.9 million for the six months ended June 27, 2025, as compared to net cash used in investing activities of $16.6 million for the comparable period in 2024. The increase in net cash used was primarily due to higher spend on certain investing activities.

Financing Activities
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash used by financing activities was $104.0 million for the six months ended June 27, 2025 compared to net cash used in financing activities of $2.3 million for the comparable period of 2024. The increase in net cash used was primarily driven by stock repurchases and the repayment of the 2025 Convertible Notes which matured on June 1, 2025, partially offset by the borrowings under the Revolving Credit Facility.

For a description of our outstanding debt as of June 27, 2025, refer to Note 11 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of June 27, 2025, we held $1,110.6 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $392.0 million was held within the United States and $718.6 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2024 10-K.
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

During the quarter ended June 27, 2025, we borrowed from our Revolving Credit Facility to pay in full the $116.3 million in principal amount outstanding on our 2025 Convertible Notes which matured on June 1, 2025.
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

On February 5, 2025, our Board of Directors authorized a stock repurchase program, allowing us to purchase up to $250 million of our outstanding common stock through December 31, 2026. Stock repurchases made in connection with this program totaled approximately $81.6 million or 4.8 million shares and $100.4 million or 5.9 million shares during the three and six months ended June 27, 2025, respectively. Refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q for more details. The cash outflows associated with the Company’s stock repurchases are classified in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

As of June 27, 2025, we believe we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.
Contractual Obligations
There were no material changes to our contractual obligations during the three months ended June 27, 2025.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2024 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of June 27, 2025, refer to Note 11 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates

There were no material changes to our critical accounting estimates described in the 2024 10-K that have had a material impact on our Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices as well as credit risk, each of which could impact our consolidated financial statements. We generally address our exposure to these risks through our normal operating activities. Please refer to quantitative and qualitative disclosures about market risk in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2024 10-K.
During the six months ended June 27, 2025, we used foreign exchange forward and foreign currency call option contracts to hedge our foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forward and foreign currency call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of June 27, 2025, we had outstanding foreign exchange forward contracts with an aggregate notional amount of $467.2 million, which matured in July 2025. Any realized and unrealized gain (losses) related to forward contracts and call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2024 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2024 10-K.
Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2025 (“Q1 10-Q”), which could materially affect our business, financial position, or future results of operations. The risks described in our 2024 10-K and Q1 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 5, 2025, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which the Company may purchase up to $250 million of its outstanding common stock through December 31, 2026 (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions and other considerations and in accordance with applicable federal securities laws and other legal requirements. The Company's repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Rule 10b5-1 promulgated under the Exchange Act.

The following table presents a summary of share repurchases made during the quarter ended June 27, 2025 (all such share repurchases were made under the Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced program	Amount	Approximate dollar value that may yet be purchased under the program
Beginning Balance at March 29, 2025	—	$—	—	$—	$231,140,081
March 29, 2025 - April 25, 2025	2,016,309	$15.44	2,016,309	$31,135,838	$200,004,243
April 26, 2025 - May 23, 2025	1,043,306	$17.60	1,043,306	$18,366,730	$181,637,513
May 24, 2025 - June 27, 2025	1,721,819	$18.63	1,721,819	$32,084,356	$149,553,157
Total	4,781,434		4,781,434	$81,586,924	$149,553,157

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the quarter ended June 27, 2025, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K under the Exchange Act.

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

ENVISTA HOLDINGS CORPORATION
Date: July 31, 2025	By:	/s/ Faez Kaabi
Faez Kaabi
Vice President and Chief Accounting Officer