Form 10-Q
period 2025-09-26
Envista Holdings Corp
filed 2025-10-30
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of October 24, 2025, was 164,426,233.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	September 26, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,133.9	$1,069.1
Trade accounts receivable, less allowance for credit losses of $21.8 and $26.6, respectively	405.9	363.0
Inventories, net	290.8	241.0
Prepaid expenses and other current assets	117.7	115.2
Total current assets	1,948.3	1,788.3
Property, plant and equipment, net	288.4	277.0
Operating lease right-of-use assets	148.0	142.8
Other long-term assets	249.3	230.6
Goodwill, net	2,362.7	2,261.9
Other intangible assets, net	645.8	649.9
Total assets	$5,642.5	$5,350.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$116.0
Trade accounts payable	156.0	174.6
Accrued expenses and other liabilities	626.5	553.6
Operating lease liabilities	39.2	34.5
Total current liabilities	821.7	878.7
Operating lease liabilities	117.5	118.9
Other long-term liabilities	169.7	139.8
Long-term debt	1,445.4	1,278.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at September 26, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 175.3 million shares issued and 165.0 million shares outstanding at September 26, 2025; 174.2 million shares issued and 172.2 million shares outstanding at December 31, 2024	1.8	1.7
Treasury stock at cost; 10.3 million shares and 2.0 million shares at September 26, 2025 and December 31, 2024, respectively	(199.0)	(50.5)
Additional paid-in capital	3,871.8	3,842.1
Accumulated deficit	(473.3)	(487.4)
Accumulated other comprehensive loss	(113.1)	(371.1)
Total stockholders’ equity	3,088.2	2,934.8
Total liabilities and stockholders’ equity	$5,642.5	$5,350.5
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$669.9	$601.0	$1,968.9	$1,857.7
Cost of sales	299.7	283.7	892.8	857.5
Gross profit	370.2	317.3	1,076.1	1,000.2
Operating expenses:
Selling, general and administrative	284.4	270.9	851.4	858.3
Research and development	28.3	25.5	81.9	72.4
Goodwill and intangible asset impairment	—	—	—	1,153.8
Operating profit (loss)	57.5	20.9	142.8	(1,084.3)
Nonoperating (expense) income:
Other income (expense), net	1.4	0.6	3.1	(0.4)
Interest expense, net	(9.0)	(11.9)	(26.3)	(36.5)
Income (loss) before income taxes	49.9	9.6	119.6	(1,121.2)
Income tax expense (benefit)	80.2	1.4	105.5	(1.4)
Net (loss) income	$(30.3)	$8.2	14.1	(1,119.8)

(Loss) earnings per share:
(Loss) earnings - basic	$(0.18)	$0.05	$0.08	$(6.51)
(Loss) earnings - diluted	$(0.18)	$0.05	$0.08	$(6.51)
Average common stock and common equivalent shares outstanding:
Basic	166.1	172.2	169.2	172.1
Diluted	166.1	172.9	170.3	172.1
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net (loss) income	$(30.3)	$8.2	$14.1	$(1,119.8)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	10.5	78.1	258.3	(5.9)
Pension plan adjustments	(0.1)	(0.1)	(0.3)	(0.5)
Total other comprehensive income (loss), net of income taxes	10.4	78.0	258.0	(6.4)
Comprehensive (loss) income	$(19.9)	$86.2	$272.1	$(1,126.2)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Nine Months Ended September 26, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2024	$1.7	$(50.5)	$3,842.1	$(487.4)	$(371.1)	$2,934.8
Common stock-based award activity	—	—	7.9	—	—	7.9
Purchase of treasury shares	—	(22.6)	—	—	—	(22.6)
Net income	—	—	—	18.0	—	18.0
Other comprehensive income	—	—	—	—	98.0	98.0
Balance, March 28, 2025	1.7	(73.1)	3,850.0	(469.4)	(273.1)	3,036.1
Common stock-based award activity	—	—	10.3	—	—	10.3
Purchase of treasury shares	—	(83.4)	—	—	—	(83.4)
Net income	—	—	—	26.4	—	26.4
Other comprehensive income	—	—	—	—	149.6	149.6
Balance, June 27, 2025	1.7	(156.5)	3,860.3	(443.0)	(123.5)	3,139.0
Common stock-based award activity	0.1	—	11.5	—	—	11.6
Purchase of treasury shares	—	(42.5)		—	—	(42.5)
Net loss	—	—	—	(30.3)	—	(30.3)
Other comprehensive income	—	—	—	—	10.4	10.4
Balance, September 26, 2025	$1.8	$(199.0)	$3,871.8	$(473.3)	$(113.1)	$3,088.2

	Nine Months Ended September 27, 2024
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$1.7	$(45.2)	$3,803.4	$631.2	$(217.2)	$4,173.9
Common stock-based award activity	—	—	12.5	—	—	12.5
Purchase of treasury shares	—	(3.3)	—	—	—	(3.3)
Net income	—	—	—	23.6	—	23.6
Other comprehensive loss	—	—	—	—	(66.4)	(66.4)
Balance, March 29, 2024	1.7	(48.5)	3,815.9	654.8	(283.6)	4,140.3
Common stock-based award activity	—	—	6.0	—	—	6.0
Purchase of treasury shares	—	—	—	—	—	—
Net loss	—	—	—	(1,151.6)	—	(1,151.6)
Other comprehensive loss	—	—	—	—	(18.0)	(18.0)
Balance, June 28, 2024	1.7	(48.5)	3,821.9	(496.8)	(301.6)	2,976.7
Common stock-based award activity	—	—	9.6	—	—	9.6
Purchase of treasury shares	—	—	—	—	—	—
Net income	—	—	—	8.2	—	8.2
Other comprehensive income	—	—	—	—	78.0	78.0
Balance, September 27, 2024	$1.7	$(48.5)	$3,831.5	$(488.6)	$(223.6)	$3,072.5
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net income (loss)	$14.1	$(1,119.8)
Noncash items:
Depreciation	30.0	31.6
Amortization	56.9	63.7
Allowance for credit losses	6.0	16.0
Stock-based compensation expense	27.2	26.1
Gain on investments in rabbi trust, net	(3.0)	(0.6)
Loss on equity investments, net	—	1.1
Loss on sale of property, plant and equipment	0.3	—
Goodwill and intangible asset impairments	—	1,153.8
Fixed assets impairments and other charges	2.2	17.1
Non-cash operating lease costs	25.8	23.1
Amortization of debt discount and issuance costs	3.2	3.7
Deferred income taxes	25.4	(46.8)
Change in trade accounts receivable	(23.6)	(0.9)
Change in inventories	(34.6)	(11.6)
Change in trade accounts payable	(25.9)	(7.5)
Change in prepaid expenses and other assets	1.5	(12.9)
Change in accrued expenses and other liabilities	95.0	99.5
Change in operating lease liabilities	(32.8)	(31.5)
Net cash provided by operating activities	167.7	204.1
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(29.0)	(25.2)
Purchases of investments held in rabbi trust	(9.6)	(32.6)
Proceeds from sale of investments held in rabbi trust	9.9	8.8
Proceeds from sales of property, plant and equipment	0.5	—
Proceeds from sale of equity investment	—	0.4
All other investing activities, net	(7.4)	1.4
Net cash used in investing activities	(35.6)	(47.2)
Cash flows from financing activities:
Proceeds from stock option exercises	2.5	2.0
Cash paid for treasury stock	(142.3)	—
Tax withholding payment related to net settlement of equity awards	(5.0)	(4.0)
Repayment of convertible notes due 2025	(116.3)	—

Repayment of borrowings	—	(100.0)
Proceeds from revolving line of credit	115.4	—
All other financing activities	—	(0.8)
Net cash used in financing activities	(145.7)	(102.8)
Effect of exchange rate changes on cash and cash equivalents	78.4	(2.8)
Net change in cash and cash equivalents	64.8	51.3
Beginning balance of cash and cash equivalents	1,069.1	940.0
Ending balance of cash and cash equivalents	$1,133.9	$991.3

Supplemental data:
Cash paid for interest	$27.1	$45.4
Cash paid for taxes	$42.5	$29.8
ROU assets obtained in exchange for operating lease obligations	$24.6	$44.5
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of September 26, 2025 and December 31, 2024, and its results of operations for the three and nine month periods ended September 26, 2025 and September 27, 2024 and cash flows for the nine month periods ended September 26, 2025 and September 27, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2024, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 13, 2025.

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Accounting Standards Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606).” The update excludes from derivative accounting, nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. This scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2025-07 on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 amends the guidance in ASC 350-40 by modernizing the recognition and disclosure framework, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 also applies to ASC 350-50, “Intangibles-Goodwill and Other -Website Development Costs,” and is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2025-06 on the Company’s consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures." The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2024	$26.6
Foreign currency translation	2.4
Provision for credit losses	6.0
Write-offs charged against the allowance	(8.3)
Recoveries	(4.9)
Balance at September 26, 2025	$21.8

NOTE 3. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	September 26, 2025	December 31, 2024
Finished goods	$216.8	$181.6
Work in process	27.9	25.1
Raw materials	100.1	91.0
Reserve for inventory obsolescence	(54.0)	(56.7)
Total	$290.8	$241.0

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	September 26, 2025	December 31, 2024
Land and improvements	$10.0	$10.0
Buildings and improvements	174.6	166.0
Machinery, equipment and other assets	461.6	431.2
Construction in progress	45.2	33.9
Gross property, plant and equipment	691.4	641.1
Less: accumulated depreciation	(403.0)	(364.1)
Property, plant and equipment, net	$288.4	$277.0

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

	September 26, 2025	December 31, 2024
Equity security investments	$28.7	$26.4

The Company records net realized and unrealized gains (losses) for the above security investments in other income (expense), net, in the Condensed Consolidated Statements of Operations. Net unrealized losses are summarized as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Investment Losses
Unrealized losses	$—	$—	$—	$(1.5)
Total	$—	$—	$—	$(1.5)

NOTE 6. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2024	$1,953.0	$(842.3)	$1,110.7	$1,481.7	$(330.5)	$1,151.2	$3,434.7	$(1,172.8)	$2,261.9
Foreign currency translation	70.7	—	70.7	30.1	—	30.1	100.8	—	100.8
Balance at September 26, 2025	$2,023.7	$(842.3)	$1,181.4	$1,511.8	$(330.5)	$1,181.3	$3,535.5	$(1,172.8)	$2,362.7

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	September 26, 2025		December 31, 2024
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$164.4	$28.3	$162.7	$25.4
Sales and product allowances	72.5	1.8	69.1	1.5
Contract liabilities	177.2	20.6	146.5	20.3
Taxes, income and other	93.9	43.2	58.3	36.8
Restructuring-employee severance, benefits and other	10.8	—	15.6	—
Pension benefits	4.7	36.6	4.6	29.7
Loss contingencies	3.7	23.7	9.9	22.5
Other	99.3	15.5	86.9	3.6
Total	$626.5	$169.7	$553.6	$139.8

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

The change in the fair value of the cross-currency swap instrument and the foreign currency translation related to the senior euro term loan and euro borrowings under the revolving credit facility are recorded in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investments in foreign operations that is also recorded in accumulated other comprehensive loss as reflected in Note 13.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive loss (“OCI”) for the three and nine months ended September 26, 2025 and September 27, 2024 ($ in millions):

	Three Months Ended
	September 26, 2025		September 27, 2024
	Notional Amount	Gain Recognized in OCI	Notional Amount	Loss Recognized in OCI
Foreign currency denominated debt	$526.6	$0.7	$390.7	$(15.7)
Foreign currency contract	150.0	0.3	150.0	(5.9)
Total	$676.6	$1.0	$540.7	$(21.6)

	Nine Months Ended
	September 26, 2025		September 27, 2024
	Notional Amount	Loss Recognized in OCI	Notional Amount	Loss Recognized in OCI
Foreign currency denominated debt	$526.6	$(48.9)	$390.7	$(4.3)
Foreign currency contract	150.0	(16.0)	150.0	(1.6)
Total	$676.6	$(64.9)	$540.7	$(5.9)
The Company did not reclassify any deferred gains or losses related to its net investment hedge from accumulated other comprehensive loss to income during the three and nine months ended September 26, 2025 and September 27, 2024. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from accumulated other comprehensive loss into income during the three and nine months ended September 26, 2025 and September 27, 2024. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge is classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Additionally, the Company uses foreign currency forward and foreign currency call option contracts to hedge its foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forwards and foreign currency call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of September 26, 2025, the Company did not have any outstanding foreign currency forward or call option contracts. The realized and unrealized gain (losses) related to forward contracts or call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

The Company’s derivative instruments, as well as its non-derivative debt instrument, designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions)

	September 26, 2025	December 31, 2024
Derivative assets:
Other long-term assets	$—	$5.9

Derivative liabilities:
Other long-term liabilities	$10.1	$—

Non-derivative hedging instruments:
Long-term debt	$526.6	$362.4
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 26, 2025
Assets:
Investments in rabbi trust	$9.2	$17.7	$—	$26.9
Liabilities:
Cross-currency swap derivative contract	$—	$10.1	$—	$10.1
Deferred compensation plans	$—	$27.0	$—	$27.0

December 31, 2024
Assets:
Cross-currency swap derivative contract	$—	$5.9	$—	$5.9
Investments in rabbi trust	$16.0	$8.2	$—	$24.2
Liabilities:
Deferred compensation plans	$—	$24.2	$—	$24.2

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 26, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in rabbi trust	$26.9	$26.9	$24.2	$24.2
Cross-currency swap derivative contract	$—	$—	$5.9	$5.9
Liabilities:
Cross-currency swap derivative contract	$10.1	$10.1	$—	$—
Convertible senior notes due 2028	$491.8	$473.2	$489.7	$450.0
Convertible senior notes due 2025	$—	$—	$116.0	$125.4
Other debt	$953.6	$953.6	$788.6	$788.6
The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on September 26, 2025 and December 31, 2024. The convertible senior notes are considered as Level 2 of the fair value hierarchy. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivables and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $27.4 million and $32.4 million as of September 26, 2025 and December 31, 2024, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 11. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt discount and debt issuance costs ($ in millions):

	September 26, 2025	December 31, 2024
Senior term loan facility due 2028 (the “2028 Term Loan”)	$427.6	$427.0
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	409.0	361.6
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	491.8	489.7
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	—	116.0
Revolving credit facility due 2028 (the “Revolving Credit Facility”)	117.0	—
Total debt	1,445.4	1,394.3
Less: current portion	—	(116.0)
Long-term debt	$1,445.4	$1,278.3

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively, the “2028 Term Loans”). The Second Amended Credit Agreement also includes a Revolving Credit Facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity up to $750.0 million, with a maximum alternative currency sublimit of $675.0 million, and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the Revolving Credit Facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of September 26, 2025, the Company had €100.0 million in outstanding borrowings under its Revolving Credit Facility. There were no outstanding borrowings under this Revolving Credit Facility as of December 31, 2024. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time. The proceeds from the 2028 Term Loans were used to pay outstanding balances of the term loans under our prior credit facility. The Company paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement. The Company repaid $100.0 million of the 2028 Term Loan during the year ended December 31, 2024.

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

The interest rates for borrowings under the 2028 Term Loan were 5.77% and 6.08% as of September 26, 2025 and December 31, 2024, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 3.18% and 4.31% as of September 26, 2025 and December 31, 2024, respectively. The interest rate for the Revolving Credit Facility was 3.09% as of September 26, 2025. Interest is payable quarterly for the Senior Credit Facilities. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of September 26, 2025.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of September 26, 2025 and December 31, 2024, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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
The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Contractual interest expense:
2028 Convertible Notes	$2.2	$2.2	$6.6	$6.6
2025 Convertible Notes	—	0.7	1.2	2.1
Amortization of debt issuance costs:
2028 Convertible Notes	0.7	0.7	2.1	2.1
2025 Convertible Notes	—	0.1	0.3	0.5
Total interest expense	$2.9	$3.7	$10.2	$11.3

Debt issuance costs for the 2028 Convertible Notes and the 2025 Convertible Notes were amortized using an annual effective interest rate of 2.4% and 3.0%, respectively.

As of September 26, 2025, the if-converted value of the 2028 Convertible Notes did not exceed its outstanding principal amount. As of December 31, 2024, the if-converted value of the 2028 Convertible Notes and the 2025 Convertible Notes did not exceed their respective outstanding principal amounts.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	September 26, 2025	December 31, 2024
2028 Convertible Notes	$8.4	$10.5
2025 Convertible Notes	—	0.3
2028 Term Loan	2.4	3.0
2028 Euro Term Loan	0.6	0.8
	$11.4	$14.6

The above unamortized debt issuance costs have been netted against their respective aggregate principal amounts of the related debt and are being amortized to interest expense over the term of the respective debt.

Capped Call Transactions
In connection with the offering of the 2025 Convertible Notes, the Company entered into Capped Calls with certain counterparties. The Capped Calls had an initial strike price of approximately $21.01 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Convertible Notes. The Capped Calls had initial cap prices of $23.79 per share, subject to certain adjustments. The Capped Calls were generally intended to reduce or offset the potential dilution from shares of common stock issued upon any conversion of the 2025 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Company completed a partial unwind of the Capped Calls in connection with the Notes Exchanges on August 10, 2023 as discussed above. The remaining Capped Calls expired in conjunction with the maturity and payoff of the 2025 Convertible Notes on June 1, 2025.

As the Capped Call transactions were considered indexed to the Company's own stock and were considered equity classified, they were recorded in equity and were not accounted for as derivatives. The cost of $20.7 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

NOTE 12. DEFERRED COMPENSATION PLANS
Certain management or highly compensated employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. The obligations are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets (refer to Note 7). Participants may choose among alternative earnings rates for the amounts they defer, which are based on the programs’ investment options. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts. Deferred restricted stock units, amounts voluntarily deferred by employees into the Company stock fund, and amounts contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of Company common stock, and therefore are not reflected in the plan obligations.

The Company funded the plan obligations through a Company established irrevocable rabbi trust. The assets held in the irrevocable rabbi trust consist primarily of mutual funds and corporate owned life insurance policies, which are measured at fair value, and are intended to align with the deferred compensation obligation investment options selected by plan participants (refer to Note 9).
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended September 26, 2025
Balance, June 27, 2025	$(127.3)	$3.8	$(123.5)
Other comprehensive income before reclassifications:
Decrease	10.9	—	10.9
Income tax impact	(0.4)	—	(0.4)
Other comprehensive loss before reclassifications, net of income taxes	10.5	—	10.5
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.2)	(0.2)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	10.5	(0.1)	10.4
Balance, September 26, 2025	$(116.8)	$3.7	$(113.1)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended September 27, 2024
Balance, June 28, 2024	$(307.7)	$6.1	$(301.6)
Other comprehensive income before reclassifications:
Decrease	72.8	—	72.8
Income tax impact	5.3	—	5.3
Other comprehensive income before reclassifications, net of income taxes	78.1	—	78.1
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.2)	(0.2)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	78.1	(0.1)	78.0
Balance, September 27, 2024	$(229.6)	$6.0	$(223.6)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 26, 2025
Balance, December 31, 2024	$(375.1)	$4.0	$(371.1)
Other comprehensive income before reclassifications:
Decrease	242.3	—	242.3
Income tax impact	16.0	—	16.0
Other comprehensive income before reclassifications, net of income taxes	258.3	—	258.3
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.4)	(0.4)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.3)	(0.3)
Net current period other comprehensive income (loss), net of income taxes	258.3	(0.3)	258.0
Balance, September 26, 2025	$(116.8)	$3.7	$(113.1)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 27, 2024
Balance, December 31, 2023	$(223.7)	$6.5	$(217.2)
Other comprehensive loss before reclassifications:
Increase	(7.4)	—	(7.4)
Income tax impact	1.5	—	1.5
Other comprehensive loss before reclassifications, net of income taxes	(5.9)	—	(5.9)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.6)	(0.6)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.5)	(0.5)
Net current period other comprehensive loss, net of income taxes	(5.9)	(0.5)	(6.4)
Balance, September 27, 2024	$(229.6)	$6.0	$(223.6)
NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and nine months ended September 26, 2025 and September 27, 2024 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended September 26, 2025			Three Months Ended September 27, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$179.0	$169.1	$348.1	$165.3	$154.2	$319.5
Western Europe	112.8	26.3	139.1	85.2	24.1	109.3
Other developed markets	22.4	8.3	30.7	21.7	9.6	31.3
Emerging markets	117.3	34.7	152.0	109.5	31.4	140.9
Total	$431.5	$238.4	$669.9	$381.7	$219.3	$601.0

	Nine Months Ended September 26, 2025			Nine Months Ended September 27, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$532.1	$488.3	$1,020.4	$511.0	$452.3	$963.3
Western Europe	355.2	81.3	436.5	319.9	75.2	395.1
Other developed markets	66.2	24.6	90.8	64.8	25.5	90.3
Emerging markets	323.4	97.8	421.2	309.8	99.2	409.0
Total	$1,276.9	$692.0	$1,968.9	$1,205.5	$652.2	$1,857.7

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

As of September 26, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $158.6 million, including $124.2 million related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 26, 2025 and December 31, 2024, the contract liabilities were $197.8 million and $166.8 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the nine months ended September 26, 2025 and September 27, 2024 that is included in the contract liability balance at December 31, 2024 and December 31, 2023 was $132.0 million and $87.4 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 12% of total sales for both the three and nine months ended September 26, 2025. Sales to the Company’s largest customer were 11% and 10% of total sales for the three and nine months ended September 27, 2024, respectively.
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
Restructuring related charges recorded by segment were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Specialty Products & Technologies	$3.5	$0.2	$7.8	$8.1
Equipment & Consumables	2.4	1.0	5.9	4.2
Other	1.4	0.4	8.4	2.0
Total	$7.3	$1.6	$22.1	$14.3

Restructuring related charges incurred were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cost of sales	$4.9	$0.1	$7.1	$5.1
SG&A expenses	2.4	1.5	15.0	9.2
Total	$7.3	$1.6	$22.1	$14.3

At September 26, 2025 and December 31, 2024, the restructuring liability was $10.8 million and $15.6 million, respectively. The liability as of September 26, 2025 is expected to be paid out over the next 12 months.
NOTE 16. INCOME TAXES
The Company’s effective tax rates of 160.7% and 88.2% for the three and nine months ended September 26, 2025, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to a change in the indefinite reinvestment assertion related to the restructuring of a foreign subsidiary with certain intercompany loans. The Company’s effective tax rates of 14.6% and 0.1% for the three and nine months ended September 27, 2024, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to the impact of nondeductible impairment charges for goodwill and intangible assets and the impact of a valuation allowance against certain U.S. interest carryforwards.

The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including its recent cumulative earnings experience and expectations of future taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods, reversal patterns of existing deferred tax liabilities, and prudent and feasible tax planning strategies, however, there can be no assurance that the Company’s deferred tax assets will be fully realized. At September 26, 2025, the Company maintains valuation allowances primarily against certain net operating losses and the portion of its U.S. nondeductible interest expense carryforward that it believes it will more likely than not be unable to realize.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the impact of the OBBBA during the quarter ended September 26, 2025 and in conjunction with accounting for the impact, changed its indefinite reinvestment assertion related to a foreign subsidiary.
NOTE 17.  EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the applicable income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the three and nine months ended September 26, 2025 and September 27, 2024.

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator:
Net (loss) income	$(30.3)	$8.2	$14.1	$(1,119.8)

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	166.1	172.2	169.2	172.1
Incremental common shares from:
Assumed exercise of dilutive options, vesting of dilutive restricted stock units and performance stock units	—	0.7	1.1	—
Weighted-average common shares outstanding used in diluted earnings per share	166.1	172.9	170.3	172.1

(Loss) Earnings per share:
(Loss) earnings - basic	$(0.18)	$0.05	$0.08	$(6.51)
(Loss) earnings - diluted	$(0.18)	$0.05	$0.08	$(6.51)

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Stock-based awards	8.0	7.0	7.4	6.6

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

Segment related information is shown below ($ in millions):

	Three Months Ended September 26, 2025			Three Months Ended September 27, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$431.5	$238.4	$669.9	$381.7	$219.3	$601.0

Less:
Expenses	383.4	196.9	580.3	369.4	180.7	550.1
Segment operating profit	$48.1	$41.5	$89.6	$12.3	$38.6	$50.9

Segment operating profit and reconciliation to income before taxes:
Segment operating profit			$89.6			$50.9
Corporate and other			(32.1)			(30.0)
Nonoperating other income, net			1.4			0.6
Interest expense, net			(9.0)			(11.9)
Income before taxes			$49.9			$9.6

Depreciation and amortization
Specialty Products & Technologies			$21.8			$21.7
Equipment & Consumables			7.0			7.1
Corporate and other			0.4			0.4
Total			$29.2			$29.2

Capital expenditures, gross
Specialty Products & Technologies			$6.6			$4.8
Equipment & Consumables			4.2			2.1
Corporate and other			0.5			1.4
Total			$11.3			$8.3

	Nine Months Ended September 26, 2025			Nine Months Ended September 27, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$1,276.9	$692.0	$1,968.9	$1,205.5	$652.2	$1,857.7

Less:
Expenses	1,145.9	582.5	1,728.4	1,143.0	551.5	1,694.5
Segment operating profit	$131.0	$109.5	$240.5	$62.5	$100.7	$163.2

Segment operating profit and reconciliation to income (loss) before taxes:
Segment operating profit			$240.5			$163.2
Corporate and other			(97.7)			(1,247.5)
Nonoperating other income (expense), net			3.1			(0.4)
Interest expense, net			(26.3)			(36.5)
Income (loss) before taxes			$119.6			$(1,121.2)

Depreciation and amortization
Specialty Products & Technologies			$64.4			$64.8
Equipment & Consumables			21.3			28.8
Corporate and other			1.2			1.7
Total			$86.9			$95.3

Capital expenditures, gross
Specialty Products & Technologies			$17.0			$16.6
Equipment & Consumables			12.1			6.7
Corporate and other			0.6			3.0
Total			$29.7			$26.3

Identifiable assets	September 26, 2025	December 31, 2024
Specialty Products & Technologies	$2,548.6	$2,354.2
Equipment & Consumables	1,919.6	1,884.2
Corporate and other	1,174.3	1,112.1
Total	$5,642.5	$5,350.5

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

For the three and nine months ended September 26, 2025, sales derived from customers outside of the United States were 51.9% and 52.3%, respectively, compared to 51.2% and 52.1% for the three and nine months ended September 27, 2024, respectively. As a global provider of dental consumables, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the broad range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

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

Trade Policies and Regulations
Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to certain markets. For example, trade tensions between the U.S. and China have led to increased tariffs and trade restrictions. The U.S. has significantly increased tariffs on products imported from China into the U.S. and implemented new tariffs on imports into the U.S. from other countries, particularly from Canada, Mexico, and the European Union. In response to these proposed tariffs, some foreign countries, including China, have instituted retaliatory tariffs, which impact our products, while other countries have threatened retaliatory tariffs on certain U.S. products. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice. While we expect to largely offset the impact of the existing tariffs with mitigating actions including supply chain adjustments, pricing strategies, and cost management, we have already experienced an increase in cost of sales attributable to higher tariffs. To the extent that we are unable to offset the tariffs or if the tariffs or our countermeasures negatively impact demand, our business, financial condition, results of operations or cash flows will continue to be adversely affected. Any future tariffs and trade restrictions may also adversely affect our business, financial condition, results of operations or cash flows.

Foreign Currency Exchange Rates
On a period-over-period basis, currency exchange rates positively impacted reported sales by 1.9% and 0.8% for the three and nine months ended September 26, 2025, respectively, compared to the comparable periods of 2024, primarily due to the weakening U.S. dollar against major currencies. Any future weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year, and any strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year.

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

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the three and nine months ended September 26, 2025 and September 27, 2024.

Israel-Hamas War and Related Conflict
We continue to monitor the evolving social, political, and economic environment in Israel and in the region for any impact to our operations. We maintain a production facility in Israel related to our Alpha-Bio Tech Implant brand. While we have experienced some volatility in the region, the Israel-Hamas War and related hostilities have not had a material impact on our business.

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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and nine months ended September 26, 2025, compared to the three and nine months ended September 27, 2024.

	Three Months Ended
($ in millions)	September 26, 2025		September 27, 2024		% Change
Sales	$669.9	100.0%	$601.0	100.0%	11.5%
Cost of sales	299.7	44.7%	283.7	47.2%	5.6%
Gross profit	370.2	55.3%	317.3	52.8%	16.7%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	284.4	42.5%	270.9	45.1%	5.0%
Research and development (“R&D”) expenses	28.3	4.2%	25.5	4.2%	11.0%
Operating profit	57.5	8.6%	20.9	3.5%	175.1%
Nonoperating (expense) income:
Other income, net	1.4	0.2%	0.6	0.1%	133.3%
Interest expense, net	(9.0)	(1.3)%	(11.9)	(2.0)%	(24.4)%
Income before income taxes	49.9	7.4%	9.6	1.6%	419.8%
Income tax expense	80.2	12.0%	1.4	0.2%	NM
Net (loss) income	$(30.3)	(4.5)%	$8.2	1.4%	(469.5)%

Effective tax rate	160.7%		14.6%

	Nine Months Ended
($ in millions)	September 26, 2025		September 27, 2024		% Change
Sales	$1,968.9	100.0%	$1,857.7	100.0%	6.0%
Cost of sales	892.8	45.3%	857.5	46.2%	4.1%
Gross profit	1,076.1	54.7%	1,000.2	53.8%	7.6%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	851.4	43.2%	858.3	46.2%	(0.8)%
Research and development (“R&D”) expenses	81.9	4.2%	72.4	3.9%	13.1%
Goodwill and intangible asset impairment	—	—%	1,153.8	62.1%	NM
Operating profit (loss)	142.8	7.3%	(1,084.3)	(58.4)%	(113.2)%
Nonoperating (expense) income:
Other income (expense), net	3.1	0.2%	(0.4)	—%	NM
Interest expense, net	(26.3)	(1.3)%	(36.5)	(2.0)%	(27.9)%
Income (loss) before income taxes	119.6	6.1%	(1,121.2)	(60.4)%	(110.7)%
Income tax expense (benefit)	105.5	5.4%	(1.4)	(0.1)%	NM
Net income (loss)	$14.1	0.7%	$(1,119.8)	(60.3)%	(101.3)%

Effective tax rate	88.2%		0.1%
Non-meaningful percentage change related to year-to-year comparisons are designated as NM.

GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended September 26, 2025 vs. Comparable 2024 Period	% Change Nine Month Period Ended September 26, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	11.5%	6.0%
Plus the impact of:
Acquisition	(0.2)%	(0.2)%
Currency exchange rates	(1.9)%	(0.8)%
Core sales growth (non-GAAP)	9.4%	5.0%
Sales for the three months ended September 26, 2025 increased 11.5% while core sales growth increased by 9.4% as compared to the comparable period in 2024. An increase in sales volume coupled with the timing of deferred revenue recognition related to our clear aligner treatment plans positively impacted sales by 6.8% on a period-over-period basis, while sales price increased by 2.6%.
Sales for the nine months ended September 26, 2025 increased 6.0% while core sales growth increased by 5.0% as compared to the comparable period in 2024. An increase in sales volume coupled with the timing of deferred revenue recognition related to our clear aligner treatment plans positively impacted sales by 3.3% on a period-over-period basis, while sales price increased by 1.7%.
Geographically, sales for both the three and nine months ended September 26, 2025 were positively impacted by higher sales from North America and Europe; partially offset by lower demand in China.

COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cost of sales	$299.7	$283.7	$892.8	$857.5
Gross profit margin	55.3%	52.8%	54.7%	53.8%
The increase in cost of sales during the three months ended September 26, 2025 as compared to the comparable period in 2024, was driven primarily by higher sales volume and increased tariff costs. Gross margin for the three months ended September 26, 2025 increased 2.5% as compared to the comparable period in 2024, and was driven primarily by higher sales volume, including the impact from the timing of deferred revenue recognition related to our clear aligner treatment plans and an increase in sales price, partially offset by unfavorable product mix.
The increase in cost of sales during the nine months ended September 26, 2025 as compared to the comparable period in 2024 was driven primarily by higher sales volume, higher costs due to the unfavorable impact of foreign currency exchange rates, and increased tariffs, partially offset by the absence of impairment related to certain long-lived assets from the comparable prior period. Gross margin for the nine months ended September 26, 2025 increased as compared to the comparable period in 2024, and was driven primarily by higher sales volume including the impact from the timing of deferred revenue recognition related to our clear aligner treatment plans, an increase in sales price, and the absence of impairment related to certain long-lived assets from the comparable prior period, partially offset by unfavorable product mix and higher costs due to unfavorable impact of foreign currency exchange rates.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$669.9	$601.0	$1,968.9	$1,857.7
SG&A expenses	$284.4	$270.9	$851.4	$858.3
R&D expenses	$28.3	$25.5	$81.9	$72.4
Goodwill and intangible asset impairment	$—	$—	$—	$1,153.8
SG&A as a % of sales	42.5%	45.1%	43.2%	46.2%
R&D as a % of sales	4.2%	4.2%	4.2%	3.9%
The decrease in SG&A as a percentage of sales during the three months ended September 26, 2025 as compared to the comparable period in 2024, was driven primarily by higher sales, partially offset by our continuing investment in our long-term growth initiatives.
The decrease in SG&A as a percentage of sales for the nine months ended September 26, 2025 as compared to the comparable period of 2024, was primarily due to higher sales, along with lower bad debt, amortization of intangible assets, legal settlement costs, and general and administrative costs; partially offset by our continuing investment in our long-term growth initiatives.
R&D expenses as a percentage of sales for the three and nine months ended September 26, 2025 is consistent with the comparable periods in 2024.
Goodwill and intangible asset impairment for the nine months ended September 27, 2024 of $1,153.8 million consisted of a $960.5 million goodwill charge and a $193.3 million intangible asset charge. Approximately $707.8 million of the goodwill impairment charge related to our Specialty Products & Technologies segment and $252.7 million related to our Equipment & Consumables segment. The reduction in value was due to adverse macroeconomic factors as a result of weakened global demand, a sustained suppressed stock price, higher cost of capital, and increased raw material, supply chain and service costs, which contributed to reduced revenue forecasts, lower operating margins, and reduced expectations of future cash flows. The intangible asset impairment charges consisted of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment and $92.2 million consisted of certain finite-lived patents and technology and customer relationships within the Equipment & Consumables segment and were primarily due to a reduction in projected cash flows discussed above. There were no goodwill and intangible asset impairment charges recorded for the three or nine month periods ended September 26, 2025.

OTHER INCOME (EXPENSE), NET
Other income, net for the three and nine months ended September 26, 2025 primarily consists of net gains on investments held in a rabbi trust, while Other income (expense), net for the comparable periods in 2024 consists of net gains (losses) on equity investments.
INTEREST COSTS AND FINANCING
Interest costs were $9.0 million and $11.9 million for the three months ended September 26, 2025 and September 27, 2024, respectively, and $26.3 million and $36.5 million for the nine months ended September 26, 2025 and September 27, 2024, respectively. The decrease in interest expense was primarily due to lower debt balances and interest rates.

INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Effective tax rate	160.7%	14.6%	88.2%	0.1%

Our effective tax rate of 160.7% and 88.2% for the three and nine months ended September 26, 2025 differed from the comparable periods in 2024 primarily due to the impact of nondeductible impairment charges for goodwill and intangible assets in 2024 and primarily due to a change in the indefinite reinvestment assertion related to the restructuring of a foreign subsidiary with certain intercompany loans in 2025. We anticipate the restructuring will have a beneficial tax impact going forward.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$431.5	$381.7	$1,276.9	$1,205.5
Operating profit	$48.1	$12.3	$131.0	$62.5
Operating profit as a % of sales	11.1%	3.2%	10.3%	5.2%
Sales and Core Sales Growth

	% Change Three Month Period Ended September 26, 2025 vs. Comparable 2024 Period	% Change Nine Month Period Ended September 26, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	13.0%	5.9%
Plus the impact of:
Acquisitions	(0.3)%	(0.3)%
Currency exchange rates	(2.1)%	(0.9)%
Core sales growth (non-GAAP)	10.6%	4.7%
Sales
Sales and core sales growth for the three months ended September 26, 2025 increased 13.0% and 10.6%, respectively, compared to the comparable period in 2024. An increase in sales volume coupled with the timing of deferred revenue recognition related to our clear aligner treatment plans positively impacted sales by 9.1% on a period-over-period basis, while sales price increased by 1.5%.
Sales and core sales growth for the nine months ended September 26, 2025 increased 5.9% and 4.7%, respectively, compared to the comparable period in 2024. An increase in sales volume coupled with the timing of deferred revenue recognition related to our clear aligner treatment plans positively impacted sales by 3.8% on a period-over-period basis, while sales price increased by 0.9%.
Geographically, sales for both the three and nine months ended September 26, 2025 were positively impacted by higher sales from North America and Europe; partially offset by lower demand in China.

Operating Profit
Operating profit margin was 11.1% for the three months ended September 26, 2025, as compared to an operating profit margin of 3.2% for the comparable period of 2024. The increase in operating profit margin for the three months ended September 26, 2025, was primarily due to higher sales volume, including the timing of deferred revenue recognition related to our clear aligner treatment plans and higher sales price, partially offset by increased tariffs and our continuing investment in our long-term growth initiatives.

Operating profit margin was 10.3% for the nine months ended September 26, 2025, as compared to an operating profit margin of 5.2% for the comparable period of 2024. The increase in operating profit margin for the nine months ended September 26, 2025, was primarily due to higher sales volume, including the timing of deferred revenue recognition related to our clear aligner treatment plans, higher sales price, lower bad debt expense, and the absence of impairment of certain long-lived assets from the comparable prior period, partially offset by increased tariffs, higher costs due to impact of unfavorable foreign exchange rates, and our continuing investment in our long-term growth initiatives.

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

Equipment & Consumables Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$238.4	$219.3	$692.0	$652.2
Operating profit	$41.5	$38.6	$109.5	$100.7
Operating profit as a % of sales	17.4%	17.6%	15.8%	15.4%
Sales and Core Sales Growth

	% Change Three Month Period Ended September 26, 2025 vs. Comparable 2024 Period	% Change Nine Month Period Ended September 26, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	8.7%	6.1%
Plus the impact of:
Currency exchange rates	(1.4)%	(0.6)%
Core sales growth (non-GAAP)	7.3%	5.5%

Sales
Sales and core sales growth for the three months ended September 26, 2025 increased 8.7%, and 7.3%, respectively, compared to the comparable period in 2024, driven primarily by an increase in sales price of 4.7%, coupled with an increase in sales volume of 2.6% on a period-over-period basis.
Sales and core sales growth for the nine months ended September 26, 2025 increased 6.1%, and 5.5%, respectively, compared to the comparable period in 2024, driven primarily by an increase in sales price of 3.1%, coupled with an increase in sales volume of 2.4% on a period-over-period basis.
Geographically, the increase in sales for the three months ended September 26, 2025 is primarily due to higher demand from North America and China while the increase in sales for the nine months ended September 26, 2025 is primarily due to higher demand from North America, partially offset by lower demand in China.
Operating Profit
Operating profit margin was 17.4% for the three months ended September 26, 2025, as compared to an operating profit margin of 17.6% for the comparable period of 2024. The decrease in operating profit margin for the three months ended September 26, 2025 was primarily due to unfavorable product mix and increased tariffs, partially offset by higher sales volume and sales price.
Operating profit margin was 15.8% for the nine months ended September 26, 2025, as compared to an operating profit margin of 15.4% for the comparable period of 2024. The increase in operating profit margin for the nine months ended September 26, 2025 was primarily due to higher sales volume and sales price, and a decrease in amortization of intangibles, partially offset by increased tariffs and higher costs due to the impact of unfavorable foreign exchange rates.
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

Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Nine Months Ended
	September 26, 2025	September 27, 2024
Net cash provided by operating activities	$167.7	$204.1

Payments for additions to property, plant and equipment	$(29.0)	$(25.2)
Purchase of investments held in rabbi trust	(9.6)	(32.6)
Proceeds from sale of investments held in rabbi trust	9.9	8.8
Proceeds from sales of property, plant and equipment	0.5	—
Proceeds from sale of equity investment	—	0.4
All other investing activities, net	(7.4)	1.4
Net cash used in investing activities	$(35.6)	$(47.2)

Proceeds from stock option exercises	$2.5	$2.0
Cash paid for treasury stock	(142.3)	—
Tax withholding payment related to net settlement of equity awards	(5.0)	(4.0)
Repayment of convertible notes due 2025	(116.3)	—
Repayment of borrowings	—	(100.0)
Proceeds from revolving line of credit	115.4	—
All other financing activities	—	(0.8)
Net cash used in financing activities	$(145.7)	$(102.8)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $167.7 million during the nine months ended September 26, 2025, as compared to net cash provided by operating activities of $204.1 million for the comparable period of 2024. The decrease in cash provided by operating activities during the nine months ended September 26, 2025 is primarily due to timing of cash collections, inventory payments, and vendor payments; partially offset by higher net income.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures, acquisitions and other investing activities. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $35.6 million for the nine months ended September 26, 2025, as compared to net cash used in investing activities of $47.2 million for the comparable period in 2024. The decrease in net cash used was primarily due to lower purchases of investments held in the rabbi trust, partially offset by higher net payments for purchases of property, plant and equipment and higher spend on certain investing activities.
Financing Activities
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance or repurchase of common stock.

Net cash used by financing activities was $145.7 million for the nine months ended September 26, 2025 compared to net cash used in financing activities of $102.8 million for the comparable period of 2024. The increase in net cash used was primarily driven by stock repurchases and the repayment of the 2025 Convertible Notes which matured on June 1, 2025, partially offset by the borrowings under the Revolving Credit Facility and the repayment of the 2028 Term Loan during 2024.

For a description of our outstanding debt as of September 26, 2025, refer to Note 11 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of September 26, 2025, we held $1,133.9 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $325.0 million was held within the United States and $808.9 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2024 10-K.
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

During the second quarter of 2025, we borrowed from our Revolving Credit Facility to pay in full the $116.3 million in principal amount outstanding on our 2025 Convertible Notes which matured on June 1, 2025.

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

On February 5, 2025, our Board of Directors authorized a stock repurchase program, allowing us to purchase up to $250 million of our outstanding common stock through December 31, 2026. Stock repurchases made in connection with this program totaled approximately $41.5 million or 2.1 million shares and $141.9 million or 8.0 million shares during the three and nine months ended September 26, 2025, respectively. Refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q for more details. The cash outflows associated with the Company’s stock repurchases are classified in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

As of September 26, 2025, we believe we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.
Contractual Obligations
There were no material changes to our contractual obligations during the three months ended September 26, 2025.

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2024 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of September 26, 2025, refer to Note 11 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
During the nine months ended September 26, 2025, we used foreign exchange forward and foreign currency call option contracts to hedge our foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forward and foreign currency call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of September 26, 2025, we did not have any outstanding foreign currency forward or call option contracts. Any realized and unrealized gain (losses) related to forward contracts and call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents a summary of share repurchases made during the quarter ended September 26, 2025 (all such share repurchases were made under the Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced program	Amount	Approximate dollar value that may yet be purchased under the program
Beginning Balance at June 27, 2025	—	$—	—	$—	$149,553,157
June 28, 2025 - July 25, 2025	754,999	$19.70	754,999	$14,870,576	$134,682,581
July 26, 2025 - August 22, 2025	672,782	$19.73	672,782	$13,275,406	$121,407,175
August 23, 2025 - September 26, 2025	644,690	$20.67	644,690	$13,327,838	$108,079,337
Total	2,072,471		2,072,471	$41,473,820	$108,079,337

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the quarter ended September 26, 2025, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K under the Exchange Act.

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

3.3
Third Amended and Restated Bylaws of Envista Holdings Corporation effective as of May 22, 2023 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on May 26, 2023, Commission File No. 001-39054)

10.1
Envista Holdings Corporation 2019 Omnibus Incentive Plan, inclusive of all amendments through June 10, 2025 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed on August 1, 2025, Commission File No. 333-233810)

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

ENVISTA HOLDINGS CORPORATION
Date: October 30, 2025	By:	/s/ Faez Kaabi
Faez Kaabi
Vice President and Chief Accounting Officer