Form 10-K
period 2025-12-31
Envista Holdings Corp
filed 2026-02-12
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes   ☐     No  ☒
As of February 6, 2026, the number of shares of the Registrant’s common stock outstanding was 163,875,397. The aggregate market value of the common stock of the Registrant held by non-affiliates on June 27, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $2.5 billion (based upon the closing price of $19.67 of the Registrant's common stock as reported on the New York Stock Exchange on such date).
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2026 Proxy Statement specifically incorporated herein by reference, the 2026 Proxy Statement is not deemed to be filed as part of this Form 10-K.
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

PART I
ITEM 1. BUSINESS
Overview
Envista is a global family of more than 30 trusted dental brands, including Nobel Biocare, Ormco, DEXIS, and Kerr, united by a shared purpose: to partner with professionals to improve lives. We help our customers deliver the best possible patient care through industry-leading products, solutions, and technology. Our comprehensive portfolio, including dental implants and treatment options, orthodontics, and digital imaging technologies, covers a wide range of dentists' clinical needs for diagnosing, treating, and preventing dental conditions as well as improving the human smile. We further support the dental community with leading solutions in restoratives, endodontics, rotary, infection prevention, and loupes.

We were formed in 2018 as a wholly-owned subsidiary of Danaher Corporation. In 2019, we completed our initial public offering and separated from Danaher Corporation.

With a foundation comprised of the proven Envista Business System (“EBS”) methodology, an experienced leadership team, and a strong culture grounded in continuous improvement, commitment to innovation, and deep customer focus, we are well equipped to meet the end-to-end needs of dental professionals worldwide. We are one of the largest global dental products companies, with strong positions in some of the most attractive segments of the dental products industry. We serve dental professionals in over 130 countries through one of the largest commercial organizations in the dental products industry and through our distribution partners. In 2025, we generated total sales of $2.7 billion, of which approximately 85% were derived from sales of consumable products, services, and spare parts.
Our business is operated through two segments: Specialty Products & Technologies, which is comprised of our Dental Implant Solutions and Orthodontic Solutions businesses, and Equipment & Consumables, which is comprised of our Diagnostic and Consumables Solutions businesses.
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2025 and 2024 ($ in millions).

	Specialty Products & Technologies	Equipment & Consumables	Total
Year ended December 31, 2025
Geographical region:
North America (U.S. and Canada)	$720.5	$674.7	$1,395.2
Western Europe	498.0	117.3	615.3
Other developed markets	89.5	33.3	122.8
Emerging markets	444.8	141.4	586.2
Total	$1,752.8	$966.7	$2,719.5

Year ended December 31, 2024
Geographical region:
North America (U.S. and Canada)	$684.0	$621.3	$1,305.3
Western Europe	439.4	106.6	546.0
Other developed markets	86.1	34.2	120.3
Emerging markets	406.9	132.1	539.0
Total	$1,616.4	$894.2	$2,510.6

Our Business Segments
The table below describes the percentage of our total annual sales attributable to each of our segments over each of the three years ended December 31. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 21 in our Consolidated Financial Statements included elsewhere in this Annual Report.

	2025	2024	2023
Specialty Products & Technologies	64%	64%	64%
Equipment & Consumables	36%	36%	36%
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners, lab products, and loupes. We typically market these products directly to end-users through our commercial organization, and 84% of our 2025 sales for this segment were direct sales. In 2025, our Specialty Products & Technologies segment generated $1,752.8 million of sales, representing year-over-year sales and core sales increase of 8.4% and 6.3%, respectively. In 2025, 41% of segment sales were derived from North America, 28% from Western Europe, 5% from other developed markets, and 26% from emerging markets. Sales of consumable products, services and spare parts comprised 93% of segment sales in 2025. We believe strong industry fundamentals and the introduction of new product solutions in this segment will continue to drive growth for us.
Dental Implant Solutions
We are a world leader in the field of innovative Dental Implant Solutions, offering a full portfolio of solutions that enable dentists to deliver single-tooth to full-mouth restorations. One of our brands, Nobel Biocare, is the pioneer of implant science grounded in clinical research and has introduced a number of innovations that have become widely adopted in the implant industry. Our comprehensive product offering includes dental implant systems, guided surgery systems, biomaterials, and prefabricated and custom-built prosthetics. Other well-known brands in our portfolio include Alpha-Bio TecTM, Implant DirectTM, and NobelProceraTM. We also offer a comprehensive education program to train our broad range of clinical customers, from clinicians performing basic implant procedures to the most advanced practitioners, with the goal of enhancing patient access to high-quality dental care. Our customers include oral surgeons, periodontists, prosthodontists, and general dentists.
Our Dental Implant Solutions brands have a long history of innovation, which include both the first documented case of a titanium dental implant being placed in a human and the introduction of the concept of living bone adhering to an artificial implant (known as osseointegration). Today, our Nobel Biocare brand offers several implant systems and is integrating them with the DTX suite of software applications described below. Through our Implant Direct and Alpha-Bio Tec value implant businesses, we also offer a variety of implant systems that cover a broad range of price points in the market. Our Matricel and Osteogenics acquisitions added innovative regenerative solutions that are highly complementary to the implant treatment.
Since being acquired in 2014, Nobel Biocare has focused on reinvigorating its product offerings and has released over 30 new products. Among these are comprehensive software packages which are used for treatment planning of dental implants procedures and prosthetics. These software offerings are integrated in our broader DTX software suite, which also includes the ‘DTX StudioTM Clinic’ software.
Orthodontic Solutions
For over 60 years, our Orthodontic Solutions businesses have provided orthodontic professionals with high quality, innovative products backed by educational support to enhance the lives of their patients. We are a leading manufacturer and provider of advanced orthodontic technology and services designed to move malpositioned teeth and jaws. Our products include brackets and wires, tubes and bands, clear aligners, digital orthodontic treatments, retainers, and other orthodontic laboratory products, and are marketed under the OrmcoTM, DamonTM, InsigniaTM, AOATM, and SparkTM brands. We also offer a comprehensive education system to train our clinical customers on the use of our products to address the full range of treatments from basic to the most advanced, with the goal of enhancing patient access to high-quality dental care. Customers of our Orthodontic Solutions business are primarily orthodontists.

Our clear aligner system, Spark, is designed for mild to complex malocclusion and is made with TruGEN™ and TruGEN XR™, the latest generation of aligner materials. It is designed to deliver higher sustained force retention for efficiency and a high level of transparency for aesthetics. Spark aligners are also designed with polished, scalloped edges to enhance patient comfort. Over the past four years, we have launched a suite of upgrades to our Spark clear aligner Approver™ software designed to improve the customer experience with flexibility and customization features. We have partnered with industry-leading intra-oral scanner companies, including our own DEXIS IOS scanner, as part of our commitment to making imaging integrations seamless. We believe that Spark will provide growth opportunities for our Orthodontic Solutions business.
Equipment & Consumables
Our Equipment & Consumables segment primarily develops, manufactures, and markets dental equipment and supplies used in dental offices, including digital imaging systems, software, and other visualization/magnification systems; endodontic systems and related products; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements; and infection prevention products. In 2025, our Equipment & Consumables segment generated $966.7 million of sales. In 2025, 70% of segment sales were derived from North America, 12% from Western Europe, 3% from other developed markets, and 15% from emerging markets. We distribute our Equipment & Consumables segment products primarily through our channel partners, representing approximately 89% of sales in this segment in 2025. Sales from consumable products, services and spare parts comprised approximately 70% of segment sales in 2025.

Diagnostic Solutions
Our Diagnostic Solutions business is focused on dental imaging, X-ray, and intraoral scanner solutions used in dental offices, clinics and hospitals. Our Diagnostic Solutions business was the pioneer in 2D/panoramic and 3D imaging and has one of the largest installed bases of dental imaging devices utilized in dental practices. We hold a leading position in 3D imaging through the i-CATTM and DEXIS brands. Our DEXIS brand is an industry leader in intraoral X-Ray digital sensors, which provide two-dimensional images of the mouth. The acquisition of our intraoral scanner business in April 2022 added intraoral scanners and related software to our portfolio. In 2025, we expanded our intraoral scanner portfolio with the launch of DEXIS Imprevo.

The ‘DTX Studio Clinic’ software package is offered with many of our imaging products, consolidating a broad variety of clinical patient images (e.g., 2D x-rays, CBCT scans, intraoral scans, and clinical photography) into one intelligent ecosystem. With the complete DTX Studio platform, clinicians can manage the entire digital workflow—from image acquisition and diagnosis to implant surgery and restoration planning—within one connected system. The integrated 2D and 3D artificial intelligence tools power advanced automation that highlights key findings, accelerates planning, and streamlines collaboration. We believe this enables significant clinical workflow efficiencies and more predictable clinical outcomes, which benefit clinicians and their patients.

Consumables Solutions
Our Consumables Solutions business markets a broad offering of general dental products that are used in dental offices, clinics and hospitals. Our products are marketed under a variety of brands, including KerrTM, MetrexTM, Total Care, PentronTM, OptibondTM, HarmonizeTM, SonicfillTM, Sybron EndoTM and CaviWipesTM.

Our products have strong brand and product recognition across many product categories, including restorative, endodontics, and infection control. We offer several products designed to repair and restore fractured or otherwise damaged teeth. We also offer cements and bonding agents. Our Endodontics business offers a variety of products used in the endodontic workflow which help clinicians to locate, shape, clean and fill root canals. We also produce curing lights and other products including impression materials, burs, and waxes under several brands. Through our Metrex brand, we have a strong position within infection prevention products, which include the CaviWipesTM and CaviCideTM product lines, and are well positioned in both the dental and general medical market segments. In 2025, we expanded our Metrex hydrogen peroxide offerings and our commitment to eco-friendly infection prevention with the launch of our CaviCideTM HP liquid surface disinfectant.

Our Priorities

Our priorities are focused in three areas:

•Growth: We are investing in innovation, commercialization, and clinical education in our businesses to accelerate growth.
•Operations: We are utilizing EBS to improve manufacturing performance and our operations.
•People: We have refreshed our senior leadership team and we are making meaningful investments in engagement and talent development.

Our Strategy
Our strategic focus is comprised of three key elements:
•“Establish a Strong Foundation”: EBS is a set of lean, innovation, growth and leadership-focused tools and processes that helps differentiate us from our competitors. Beginning in 2016, we consolidated our operating companies, substantially reduced our manufacturing sites, and consolidated sales offices. We simplified our portfolio by reducing the number of our diagnostics brands and exiting lower growth/margin businesses. We have also executed cost-reduction initiatives. We continue to pursue a number of ongoing strategic initiatives across our operating companies relating to efficient sourcing and improvements in manufacturing and back-office support, all with a focus on continually improving quality, delivery, cost, growth and innovation.

◦“Reinvest for Growth”: Streamlining our business operations and reducing costs has allowed us to reposition ourselves to create a digital and consumable workflow-oriented portfolio. We have invested in our Specialty Products & Technologies segment, adding manufacturing capacity and personnel to these businesses, with plans for further investment in 2026. We intend to drive shareholder value by deploying capital to acquire or invest in other businesses that strategically fit into or extend our product offering into new or attractive adjacent markets; the Osteogenics acquisition in 2022 is an example of this strategy in action. We have expanded our clinical training and education infrastructure to deepen dental practitioners’ experience of the strength of our products and to further enhance patient access to high quality dental care. We believe these investments better position us to effectively meet the needs of our customers, particularly the growing Dental Service Organization (“DSO”) segment, which values a comprehensive, end-to-end product offering with the ability to roll out new technologies and procedure-focused trainings at scale.

◦“Maintain and Pursue Long-Term Industry Leadership”: As we seek to continue to improve our business and drive increased cash flow, we expect to strategically invest in innovation to better serve our customers and accelerate organic growth. We have invested significant resources in the following areas which we believe will help drive long-term industry leadership:

•Digital Workflow: We have developed our diagnostic and treatment planning software, DTX, to meet the growing demands for digital connectivity of dental practices.

▪Specialty Products & Technologies: We have launched several new products in our Orthodontic Solutions business over the past few years, which have contributed meaningfully to our overall sales in the segment. Since 2020, we have expanded capacity for our SparkTM clear aligners and in 2025, we shipped our one millionth Spark case. Our research and development (“R&D”) expenditures in our Dental Implant Solutions business accelerated the development of new implant systems. We will continue to invest in our global commercial footprint and product innovation to grow our strong position in the Implant and Orthodontics markets, both of which are underpenetrated.

▪Emerging Markets: We are a leading dental product provider in emerging markets (which we have historically defined as developing markets of the world experiencing periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia)) with product management, operations, regulatory affairs, sales and marketing, and customer service resources focused on these markets. We have grown our emerging markets business from one that generated less than $30 million in sales in 2011 to one that generated approximately $586 million in sales in 2025. We expect to continue to invest in emerging markets as we believe this will be a strong growth driver for our business in the future and is in line with our purpose of improving access to dental care. We have succeeded in emerging markets by harnessing our existing go-to-market infrastructure, building familiarity with local customer needs and regulations, and establishing dedicated locally-based management resources.

Our Industry
The dental market is large, attractive, and has a number of secular drivers that we believe will support future growth. These include the digitization of dental practices globally, which is transforming the way dentists diagnose and treat patients, leading to better clinical outcomes. In addition, we believe future growth of the dental products industry will be driven by an aging population, the current under penetration of dental procedures—especially in emerging markets— improving access to complex procedures due to increasing technological innovation, an increasing demand for cosmetic dentistry, and growth of DSOs, which are expected to drive increasing penetration and access to care globally. Within the global dental products industry, we believe segments such as Dental Implant Solutions, Orthodontic Solutions, and Diagnostic Solutions will grow at a more rapid pace than the overall market.
While both equipment and consumable products represent significant expenditures for dental service providers, the sales dynamics for each differ. The sale of equipment depends on technological advancements, dentists’ willingness to invest in new technologies, opening of new offices and replacement demand. On the other hand, consumable products are more dependent on patient volume. We believe large multi-category manufacturers that provide a broad range of equipment and consumable products have more recession-resilient portfolios and can gain a meaningful competitive advantage over their peers. Larger customers increasingly seek the benefits of purchasing the full range of dental products from a single supplier and consolidate suppliers, and digital dentistry adoption creates links between different products in the dental practitioners’ offices.
While developed markets represent a significant portion of the global dental products industry, we have also been focused on building significant scale in emerging markets. Prevalence and penetration of treatments is largely tied to socio-economic factors such as availability and affordability of care. We expect generally improving economic trends and increased consumer disposable income in emerging markets, as well as advancements in technological innovation that reduce complexity and cost and increase efficiency, will help drive penetration of dental care in these under-served markets.
Key Solutions Within the Dental Products Industry
◦Dental Implant Solutions: The implant industry is large and enjoys higher margins and growth than the overall dental products market. The U.S. and the Greater China region represent key growth drivers for this industry. In the U.S., implant penetration far lags other developed markets such as Germany, Spain and Italy. In China, the prevalence of severe tooth loss is higher than in the U.S., while implant penetration is far below the U.S. We expect product innovation and increased affordability to help drive future growth in emerging markets.
◦Orthodontic Solutions: Traditional wires and brackets systems continue to be the preferred choice in complex and young adult cases, due to their better clinical outcomes. In recent years, clear aligners have also become an increasingly popular treatment option. With the technology continuing to advance and more clinicians becoming proficient in aligner therapy, the addressable market for orthodontic treatment has expanded. Going forward, we believe orthodontic solutions will continue to grow at a fast pace as aesthetics become increasingly important to patients.

◦Diagnostic Solutions: Imaging (both x-ray and other visualization solutions) is often the first step of many dental exams and therefore serves as the entry-point for many high-value treatments. The rapid adoption of digital technologies within diagnostic solutions has transformed dental practices and has increased access to care as well as the quality of care delivered to patients. We believe enhanced connectivity amongst different types of dental imaging/diagnostic equipment and integration with downstream treatment planning and treatment delivery solutions will further improve dental workflows and lead to better treatment outcomes. We believe digitalization and connectivity will continue to drive growth in this area.
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
◦Track record of innovation. Our businesses have a long track record of successful innovation such as NobelActive® dental implants, OrascopticTM dental loupes, Spark clear aligners, Damon bracket and wire system and the DEXIS OP 3DTM imaging system. Our new product development activities are complemented by externally sourcing technologies through a broad network of partnerships, collaborations, and investments involving third-party research institutions, universities and innovative start-up companies.
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

◦Global commercial reach. We serve dental professionals in over 130 countries through one of the largest customer-facing sales teams in the dental products industry and through a diverse, global dealer network. In 2025, we generated 53% of our sales from markets outside of the U.S.
◦Strong position in emerging markets. Emerging markets represented 22% of our total sales in 2025. We are a leading dental provider in emerging markets with dedicated product management, operations, regulatory affairs, sales and marketing, and customer service resources focused on these markets. With this structure, we believe that we are well positioned to capture additional share in emerging markets.

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
International Operations
We are a global dental company. Our products and services are available worldwide, and our principal markets outside the U.S. are in Europe, Asia, the Middle East and Latin America. In 2025, we generated 51% of our sales in North America, 23% of our sales in Western Europe, 22% of our sales in emerging markets and 4% of our sales in other developed markets.
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
Information about the effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to “Item 1A. Risk Factors—Risks Related to Our Business” and “Risk Factors—General Risks.”
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

In 2025, we distributed approximately 42% of our products through third-party distributors. One customer, Henry Schein, Inc. (“Henry Schein”), accounted for approximately 12% of our sales for 2025 and 10% of our sales for 2024 and 2023. Other than Henry Schein, no single customer accounted for more than 10% of combined sales in 2025, 2024, or 2023.
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

Research and Development
Innovation is a core part of our strategy. We conduct R&D activities for the purpose of designing and developing new products and applications that address customer and patient needs and emerging trends, as well as enhancing the functionality, effectiveness, ease of use and reliability of our existing products. Our R&D efforts include internal initiatives as well as collaborations with external parties such as research institutions, dental and medical schools and initiatives that use licensed or acquired technology. We expect to continue to invest in R&D with the goal of maintaining or improving our competitive position, and entering new markets.

We generally conduct R&D activities on a business-by-business basis, primarily in North America, the Middle East, and Europe. We anticipate that we will continue to make significant expenditures for R&D as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” Customer-sponsored R&D was not significant in 2025, 2024, or 2023.
Intellectual Property
We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in the aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. Our products and technologies are protected by over 1,500 granted patents. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, us.
Human Capital Resources
As of December 31, 2025, we employed approximately 12,000 persons, of whom approximately 3,000 were employed in the U.S. and approximately 9,000 were employed outside of the U.S. We have collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors—General Risks.”

Our success depends on our ability to attract, develop and retain a talented employee base. We aspire to help our employees thrive both personally and professionally. As part of these efforts, we strive to embody our core values, offer a competitive compensation and benefits program, foster a culture of engagement, and provide professional development opportunities.

Our Board of Directors is actively engaged in overseeing our people and culture strategy and reviews human capital matters, including periodic updates on succession planning, leadership development, talent acquisition and retention, employee engagement, total rewards, and culture of the Company, among other topics. The Compensation Committee of the Board of Directors oversees our executive and equity compensation programs. We evaluate and manage risks relating to our human capital strategy as part of our enterprise risk management program.

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

Culture of Engagement

We are dedicated to building a world-class culture of engagement. Throughout our organization, we continuously work to improve the experience of our employees to ensure that they can do their best work, make a meaningful impact, and advance in their personal and professional growth. We believe that belonging is a cornerstone of an energizing employee culture, and we strive to cultivate a sense of connection, authenticity, and acceptance throughout our Company. We foster strong interpersonal relationships, encourage open communication, and celebrate contributions.
Learning and Development Opportunities

We aim to empower our employees to thrive in their current roles, as well as to support employees’ aspirations to move into different roles. We have a promote-from-within culture with opportunities across our operating companies. We periodically assess succession planning for certain key positions and review our workforce to identify high potential employees for future growth and development. We support our employees through a multitude of training and development programs including training on EBS, individual development plans (which encourage our employees to take charge of their learning and growth opportunities), job rotations, and various management trainings. This commitment to our employees’ professional development reflects both our Continuous Improvement and Leadership core values.

Employee Engagement

We conduct employee engagement surveys to solicit employees’ input and perspectives on our performance. In 2025, we had a 95% participation rate in this survey, with 73% of respondents reporting feeling engaged at work and 80% believing their managers are leading effectively. We use the feedback from these surveys to better understand whether our employees have the tools, resources, training and development opportunities to succeed. These surveys help us benchmark our progress over time and compare our results with companies in our sector. Communication is at the core of our engagement efforts and we host numerous CEO Forums for all employees, to keep our employees informed and to provide opportunities for employees globally to ask questions of senior management.

Community

Our employees have a long history of providing support and care in our communities, donating time, resources, and funds to local causes. In March 2021, we leveraged our expertise in oral health and founded the Envista Smile Project, a 501(c)(3) philanthropic foundation designed to improve the smiles and oral health of disadvantaged communities by supporting increased access to oral care and oral health education. The Envista Smile Project’s mission is to collaborate with dental professionals and Envista employee volunteers to donate products, treatment, and oral health education to communities in need around the world. The Envista Smile Project’s giving strategy focuses on three areas: mission trips, education, and donations to oral health focused, non-profit organizations.

Safe Work Environment

We value the safety of our employees and utilize our bi-annual EHS Risk Assessment tool to increase environmental health and safety (“EHS”) results and engagement. EHS significant sites, such as manufacturing, distribution, R&D sites and large offices, are supported through a combination of on-site and remote EHS professionals. Incident reporting and investigation, auditing, and corporate oversight provide for a collaborative and transparent environment to address and minimize potential gaps.

Additional information about our human capital resources, as well as information related to our sustainability efforts, is included in our annual Sustainability Report (located on the Investors subpage of our website www.envistaco.com). Information on our website, including the Sustainability Report, shall not be deemed incorporated by reference into this Annual Report.

Materials
Our manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, and plastics, and prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. For certain components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in, and other risks relating to, our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2025, we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.”
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

Any medical devices we manufacture and distribute are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. However, the frequency of these inspections has decreased over time because most of our sites participate in the Medical Device Single Audit Program (“MDSAP”), which enables a single third-party audit to meet the quality management system requirements of multiple regulatory authorities, including those in the United States, Canada, Japan, Brazil, and Australia. Nevertheless, the timing and frequency of investigations can be difficult to predict.
We are required to adhere to the Current Good Manufacturing Practices (“cGMP”) requirements, as set forth in the Quality Systems Regulation (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. The FDA has issued a final rule adopting the new Quality Management System Regulation (“QMSR”) which will replace most elements of the existing QSR by incorporating ISO 13485:2016 by reference. The QMSR became effective on February 2, 2026.
We must also comply with post-market surveillance regulations, including medical device reporting (“MDR”) requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.
Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
In the European Union (“EU”), our products are subject to the medical device laws of the various member states, which for many years were based on Directives of the European Commission. However, in May 2017, the EU adopted new, formal regulations to replace such Directives; specifically, the EU Medical Device Regulation (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU regulations were adopted with staggered transitional periods that have since been updated. In February 2023, the European Parliament and European Council adopted legislation that extended the majority of the compliance dates for EU MDR to 2027 or 2028, based upon the risk class of the device. Regulatory requirements in the United Kingdom (“UK”) are also changing as a result of Brexit (the UK’s withdrawal from the EU), and regulatory requirements in Switzerland are changing as a result of the country’s withdrawal from its Mutual Recognition Agreement with the EU Commission. Complying with the EU MDR and the evolving regulatory regimes in the UK and Switzerland requires modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes. In December 2025, the EU introduced major revisions to the medical device regulatory scheme aimed at creating a framework for artificial-intelligence powered devices and enhancing the efficiency of the registration process; these reforms are being closely monitored to determine whether adoption of such changes is forthcoming.

Other Healthcare Laws

In addition to the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws, we are also subject to various health care related laws regulating fraud and abuse, research and development, pricing and sales and marketing practices, including the U.S. federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the U.S. federal regulations discussed above and below.
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

Healthcare Reform
In the U.S., both at the federal level and the state level, and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. For example, there have been numerous political and legal efforts to expand, repeal, replace or modify the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), since the law’s enactment. Federal regulatory agencies continue to interpret and modify PPACA regulations and guidance related to the PPACA, often as a result of presidential directives or the interplay with state law requirements.

Moreover, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for medical products. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.
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
Data Privacy and Security Laws
As a global manufacturer of medical devices having access to and processing confidential, personal and/or sensitive data in the normal course of our business, we are subject to an increasing number of U.S. (federal and state) and international data privacy and security laws and regulations governing the collection, use, disclosure and protection of health-related or other personal information. Failure to comply with these requirements can subject our company to legal, regulatory, and reputational risks, as well as the financial costs associated with compliance or that can accompany regulatory investigations, enforcement actions, or private litigation as applicable.

Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Technology for Economic and Clinical Health (“HITECH”) Act

In the U.S., HIPAA and the accompanying Privacy Rule, Security Rule, and Breach Notification Rule, as well as business associate agreements entered into with our customers in some cases, require certain of our operations to maintain controls to protect the confidentiality, availability, and integrity of individually identifiable information, known as patient health information (“PHI”). Entities found to be in violation of HIPAA, whether as the result of a breach, privacy complaint, failure to perform a risk assessment, or for other reasons, may be subject to significant fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle non-compliance allegations. Penalties for HIPAA violations can range from $141 to $2.1 million dollars per violation, with a maximum fine of $2.1 million for identical violations during a calendar year. In 2018, a nation-wide health benefit company paid $16 million to HHS following a data breach. Under the law, state attorneys general have authority to bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. In addition, any penalties assessed under HIPAA could be in addition to other penalties assessed by a state for a data breach in violation of state laws.

The HITECH Act was enacted as an update to HIPAA and makes business associates (as defined under HIPAA) of covered entities directly liable for compliance with certain HIPAA requirements, strengthens the limitations on the use and disclosure of PHI without individual authorizations, and contemplates enforcement of noncompliance with HIPAA due to willful neglect. These changes have stimulated increased enforcement activity and have enhanced the potential that health care providers will be subject to financial penalties for violations of HIPAA. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates) comply with applicable HIPAA requirements, increasing the likelihood that a HIPAA violation may result in an enforcement action.

In early 2025, HHS issued a proposed new rule that included significant changes to the HIPAA Security Rule requirements. The changes focus heavily on strengthening cybersecurity for electronic protected health information by mandating Multi-Factor Authentication, requiring encryption for electronic protected health information at rest and in transit, and removing the “addressable” versus “required” distinction for security controls, making most technical safeguards contained in the HIPAA Security Rule mandatory. Other material changes include an explicit requirement to undertake annual security audits, a requirement to maintain more detailed risk analyses, an obligation to conduct specific vulnerability scanning/penetration testing, and the adoption of stricter incident response/disaster recovery plans (including 72-hour recovery goals). If the proposed rule becomes final, the implementation of these requirements may require expenditure of resources to reach compliance.

Other U.S. Federal and State Security and Privacy Laws

In addition to HIPAA, there are a growing number of federal, state, and industry-related privacy and security requirements in the U.S. that address privacy and security with respect to certain entities, processing activities, or types of data information. For example, health-related data falling outside of PHI regulated by HIPAA may be governed by some comprehensive state privacy laws (e.g., California Consumer Privacy Act (“CCPA”)), as well as targeted laws such as Washington’s My Health My Data Act, or Illinois’s Biometric Information Privacy Act (“BIPA”). In addition, various laws and regulations apply to the security, collection, processing, storage, use, disclosure and other processing of certain types of data, including the Electronic Communications Privacy Act (“ECPA”), the Computer Fraud and Abuse Act (“CFAA”), the Gramm-Leach-Bliley Act (“GLBA”), and state and local laws relating to privacy and data security, to the extent applicable. The Federal Trade Commission (“FTC”) and many state attorneys general have also interpreted and are continuing to interpret federal and state consumer protection laws to impose standards for the online collection, use, dissemination, processing and security of data. Processing of payment card data is subject (via agreements with major card issuers) to the Payment Card Industry Data Security Standards (“PCI-DSS”). Collection of information from website visitors may be subject to comprehensive state privacy laws that require disclosure or opt out rights, or vulnerable to private litigation under traditional surveillance laws that have been expansively interpreted (e.g., California’s California Invasion of Privacy Act (“CIPA”), Florida’s Florida Security of Communications Act (“FSCA”)). Federal laws and regulations such as the CAN-SPAM Act, the TCPA (as well as state “mini-TCPA” laws), the FTC Telemarketing Sales Rule, as well as Section 5 of the FTC Act (“unfair and deceptive practices”) and corollary state statutes restrict the use of information in marketing activities using certain data and technologies, requiring proper disclosure, compliance, and honoring of opt out rights. Finally, similar to the cross-border restrictions found in international data protection laws, the U.S. recently finalized the DOJ Bulk Transfer Rule (implementing Executive Order 14117), which restricts the export of bulk sensitive personal data (e.g., health, genomic, or financial information) to certain countries of concern.

A growing number of states (approximately 20) have enacted comprehensive consumer privacy laws, which require certain disclosures in privacy notices, and which grant individuals certain rights with respect to their personal information, including the right to request access, correction, or deletion thereof. While some of these laws exempt entities subject to HIPAA, others do not, or only exempt PHI, meaning we may be subject to these laws with respect to collection, use, sharing, and processing of other, non-PHI, personal information. Most state privacy and data breach notification laws do not include a private right of action, reserving enforcement authority exclusively to the state attorney general, although a few do allow private rights of action in limited circumstances. For example, the CCPA allows for private rights of action related to data breaches. In addition, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals, and in some cases state regulatory authorities and consumer credit bureaus, in the event of a data breach or compromise, when personal information has or may have been accessed or acquired by an unauthorized person. Compliance with each of these various laws could impose significant costs, as well as legal, regulatory, or financial exposure if we are found not to be in compliance. Large-scale data breaches may be subject to private litigation under common law or other theories unrelated to the data breach notification laws. Thus, the fragmented and continually evolving federal and state cybersecurity and privacy landscape may cause us to incur significant compliance costs or drive changes to our business practices and policies, or may expose us to the potential for significant regulatory fines and penalties, or in some cases awards or settlements in civil litigation.

International privacy and security laws and regulations

As a company with international locations and operations, we may also be subject to a number of international laws regarding privacy and security.

In the EU, we are subject to the General Data Protection Regulation (“GDPR”), the primary data protection law in the European Economic Area, including the European Union (collectively, the “EU”), as well as associated EU member state data protection laws, the UK GDPR in the United Kingdom (amended in 2025 by the UK Data (Use and Access) Act), and the Swiss Federal Act on Data Protection. These laws impose significant requirements for covered businesses (controllers and processors) of personal data, including, for example, standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, an individual data rights regime, timelines for data breach notifications, limitations on retention and secondary uses of information, requirements pertaining to health data and pseudonymised (i.e., deidentified) data, restrictions on cross-border data transfers outside of the EU, and obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member state regulatory authorities (“data protection authorities”) certain flexibility to make additional laws and regulations concerning the same issues, including, for example, further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR or its member state implementations may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Other administrative penalties may be imposed under the applicable national data protection laws of the EU member states. In addition to GDPR, the EU Data Act took effect on September 12, 2025 and imposes requirements on connected products or services with fines of up to €20,000,000 or 4% of worldwide annual turnover, whichever is higher. Additionally, the EU NIS2 directive imposes cybersecurity obligations and incident notification requirements with fines of up to €10,000,000 or 2% of worldwide annual turnover, whichever is higher.

On August 20, 2021, China promulgated the Personal Information Protection Act Law (“PIPL”), which took effect on November 1, 2021. The PIPL imposes specific rules for processing personal information and it also specifies that the law shall also apply to personal information activities carried out outside China but for the purpose of providing products or services to PRC citizens. It also contains certain requirements and restrictions before personal data may be transferred outside of the country. The PIPL carries maximum penalties of CNY50 million or 5% of the annual revenue of entities that process personal data. Regulations and guidance regarding the PIPL continue to evolve.

Numerous other countries throughout the world have or are in the process of passing laws that contain similar requirements to the GDPR and the PIPL. For example, Brazil’s Lei Geral de Protecao de Dados (LGPD), similar to GDPR, gives consumers more control over how their personal information gets collected and used by external entities, with maximum penalties of up to R$50 million per infraction. A number of countries in the APAC region have recently adopted data protection laws similar to GDPR which contain similar restrictions, such as in Indonesia, Malaysia, Cambodia, and India. Data residency and localization laws have also been passed or are under consideration in several countries (such as Russia), which require personal information relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.

Artificial Intelligence

Finally, the last few years have seen a number of federal and state regulatory efforts around the use of artificial intelligence. Like privacy and security, this is a quickly evolving patchwork of guidance, rules, and regulations from a number of legislative bodies, agencies, and other authorities. In the EU, even more comprehensive and prescriptive requirements over artificial intelligence have been enacted in the form of the EU AI Act, which went into effect on August 1, 2024. In the U.S., more than 1,000 artificial intelligence-related bills were introduced in state legislative sessions in the past year or two, and a growing number of states have enacted artificial intelligence-related laws or regulations – including California, Colorado, Utah, Arkansas, Montana, and New Jersey. Much like cybersecurity and privacy in the U.S., some of these requirements aim to comprehensively regulate developers and deployers of artificial intelligence, while others target specific risks, such as children’s online privacy, deepfakes or chatbots, or other specific issues. Moreover, the White House issued an executive order to develop a national policy framework on artificial intelligence, and further purports to preempt any state artificial intelligence laws inconsistent with its policies; this executive order is currently being challenged on constitutional and other grounds. Such quickly evolving legal and regulatory changes could potentially apply to and thus impact our business practices and operations.

For a discussion of risks related to compliance with data privacy and security laws, please refer to “Item 1A. Risk Factors—Risks Related to Our Business.”

Environmental Laws and Regulations
Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. In addition, certain of our products are regulated by the U.S. Environmental Protection Agency (the “EPA”) and comparable state regulatory agencies. For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 13 to our Consolidated Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors—Risks Related to Laws and Regulations.”
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
Restructuring Activities
We implemented restructuring activities across our businesses to execute our strategy, streamline operations, take advantage of available capacity and resources and to adjust our cost structure. For additional information regarding our restructuring activities, please refer to Note 18 to our Consolidated Financial Statements included elsewhere in this Annual Report.
Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Please refer to Note 13 to our Consolidated Financial Statements in this Annual Report for more information.

Available Information
We maintain an internet website at www.envistaco.com. We make available on the Investors subpage of our website (under the link “Reports/Filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports with the U.S. Securities and Exchange Commission (the “SEC”). Our internet site and the information contained on or connected to that site are not incorporated by reference into this Annual Report.

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
•Our growing use of artificial intelligence systems to automate processes and analyze data poses inherent risks.
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
•Our success depends on our ability to attract, develop and retain our key personnel.
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
•We have outstanding indebtedness of approximately $1.5 billion as of February 6, 2026, and in the future, we may incur additional indebtedness.
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
•Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.
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
Our business is sensitive to general economic conditions. Sustained inflation, increases in interest rates, slower global economic growth, threatened or actual recessions, continuing supply chain disruptions, geopolitical tensions, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, consumer confidence, high levels of unemployment or underemployment (and a corresponding increase in the uninsured and underinsured population), reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, social or political unrest, and other challenges that affect the global economy have previously and may continue to adversely affect us and our distributors, customers and suppliers. Our success also depends upon the continued strength of the markets we serve. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. While many of our products are considered necessary by patients regardless of the economic environment, certain products and services that support discretionary dental procedures may be susceptible to changes in economic conditions. The above factors can have the effect of:
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
There can be no assurance that the capital markets will be available to us or that the lenders participating in our credit facilities will be able to provide financing in accordance with their contractual obligations. When growth in the global economy or in any of the markets we serve slows for a significant period, there is significant deterioration in the global economy or such markets or when improvements in the global economy do not benefit the markets we serve, we may be unable to execute on our growth strategy and our business and financial statements could be adversely affected.
International economic, political, legal, compliance and business factors could negatively affect our financial statements.
In 2025, 53% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the emerging markets. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
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
For example, we generate approximately 7% of our annual sales from China. Accordingly, our business, financial condition and results of operations may be adversely influenced by evolving political, economic and social conditions in China generally. China’s government continues to play a significant role in regulating industry development by imposing industrial policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. For example, China has implemented volume-based procurement policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumable products. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the U.S. and China. Any uncertainty or adverse changes to economic conditions in China or the policies of China’s government or its laws and regulations could have a material adverse effect on the overall economic growth of China and could impact our business and operating results, leading to a reduction in demand for our products and adversely affecting our business, growth rate, competitive position, results of operations and financial condition.

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

Trade policies and disputes may result in increased tariffs, trade barriers, and other protectionist measures, which can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, limit our ability to procure components or raw materials, or impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, certain markets.

In particular, trade tensions between the U.S. and China have led to increased tariffs and trade restrictions. The U.S. has significantly increased tariffs on products imported from China into the U.S. and implemented new tariffs on imports into the U.S. from other countries, particularly from Canada, Mexico, and the EU. In response to these tariffs, some foreign countries, including China, have instituted retaliatory tariffs, which impact our products, while other countries have threatened retaliatory tariffs on certain U.S. products.

As of the date of this Annual Report on Form 10-K, discussions remain ongoing in respect of such trade restrictions and tariffs as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future trade relationships between the U.S. and other countries with respect to such trade policies, treaties, and tariffs and it is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice, and we may be unable to quickly and effectively react to or mitigate such actions. We have already experienced an increase in costs attributable to higher tariffs. To the extent that we are unable to offset the tariffs or if the tariffs or our countermeasures negatively impact demand, our business, profitability, financial condition, results of operations or cash flows will continue to be adversely affected. Any future tariffs and trade restrictions may also adversely affect our business, financial condition, results of operations or cash flows.

Additionally, in connection with the ongoing conflict between Russia and Ukraine, governments including the U.S., UK, and those of the EU have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. Russia also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia. Although these export controls and sanctions did not have a material impact on our financial position or results of operations as of and for the year ended December 31, 2025, the outcome and future impacts of the conflict and governmental responses thereto remain highly uncertain. Existing and future sanctions may have broad and pervasive impacts to the global economy and our operations, which could materially and adversely affect our business and results of operations.

We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased or other restrictions on our imports will be imposed in the future or adversely modified, whether retaliatory tariffs and trade measures will be imposed by other counties on U.S. exports, or what effect such actions would have on our costs of operations. Existing and future quotas, duties or tariffs may adversely affect our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage, or increase our costs, either of which could adversely affect our business, financial condition, results of operations or cash flows. Furthermore, trade disputes and protectionist measures, or continued uncertainty about such matters, could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases. Sustained geopolitical tensions could lead to long-term changes in global trade and supply chains, and decoupling of global trade networks, which could have a material adverse effect on our business, results of operations and growth prospects.

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
In addition, some of our businesses purchase certain materials, components and services from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we may not be able to establish additional or replacement suppliers in a timely or cost-effective manner, including as a result of FDA and other regulations that require, among other things, validation of materials and components prior to their use in our products, which could further negatively impact our business and results of operations. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, work stoppages, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues and restrictions, war, terrorist actions, cyberattacks, widespread protests and civil unrest, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies. The supply chains for our businesses have also been impacted by global conflicts, including the Russia-Ukraine war and the Israel-Hamas war. Failure to obtain the needed supply of these products or to offset the increased costs could adversely impact our operating results.
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

Our growing use of artificial intelligence systems to automate processes and analyze data poses inherent risks.

We have and are continuing to incorporate artificial intelligence, including machine learning, in certain of our internal operations and into certain of our products and services, with the intent to enhance their operation and effectiveness. For example, we have incorporated machine-learning into certain of our software to provide artificial intelligence analysis of dental patient images designed to enhance a dentist’s own analysis. Flaws, biases or malfunctions in these systems could lead to operational disruptions, data loss, or erroneous decision-making, impacting our operations, financial condition and reputation. Ethical and legal challenges may arise, including biases or discrimination in artificial intelligence outcomes, non-compliance with data protection regulations, and lack of transparency. The legal and regulatory landscape and industry standards surrounding artificial intelligence technologies is rapidly evolving and uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use artificial intelligence technologies. For a discussion of the artificial intelligence legal and regulatory landscape, please refer to “Item 1. Business—Regulatory Matters—Data Privacy and Security Laws.” Furthermore, the deployment of artificial intelligence systems could expose us to increased cybersecurity threats, such as data breaches and unauthorized access, including risks from employees using unauthorized artificial intelligence systems in violation of our artificial intelligence governance policy, leading to financial losses, legal liabilities, and reputational damage. We also face competitive risks if we fail to adopt artificial intelligence or other machine-learning technologies in a timely manner.

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

As a global healthcare organization, we are subject to relatively stringent data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Our subcontractors and vendors to whom we outsource our information technology systems are also subject to the requirements of data privacy and security laws, regulations, and controls. For a discussion of these data privacy and security laws and regulations, please refer to “Item 1. Business—Regulatory Matters—Data Privacy and Security Laws.”

Compliance with the varying data privacy regulations across the U.S. and around the world is complex and has required significant expenditures and may require additional expenditures and changes in our products or business models that increase complexity and competition. We may also experience less demand for our products if we are unable to enable our customers to comply with their obligations under data privacy laws.

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

Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer. Further, if we are unable to decrease our costs associated with our Specialty Products & Technologies segment, we may be unable to improve our profitability. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns, failure to achieve positive clinical outcomes, uncertainty over third-party reimbursement or entrenched patterns of clinical practice. For additional information on third-party reimbursement of dental products, please refer to “Item 1. Business—Regulatory Matters – Coverage and Reimbursement.”

Our success depends on our ability to attract, develop and retain our key personnel.
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
Historically, a substantial portion of our sales had come from a limited number of distributors, particularly Henry Schein, which accounted for approximately 12% of our sales in 2025 and 10% of our sales in 2024. It is anticipated that Henry Schein will continue to be the largest contributor to our sales for the foreseeable future. We do not currently have a master distribution agreement in place with Henry Schein for the distribution of our products in the U.S. and Canada. There can be no assurance that Henry Schein or any particular distributor will purchase any particular quantity of products from us or continue to purchase any products at all. If Henry Schein or any other key distributor or channel partner significantly reduces the volume of products purchased from us, it would have an adverse effect on our consolidated financial statements.
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
Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. The laws of foreign countries in which we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the U.S. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. In addition, there is a risk of employees inadvertently inputting trade secret information into artificial intelligence technologies, thereby enabling third parties to access such information. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, including our competitive position, and financial statements.

Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation of third parties’ intellectual property and cannot be certain that the conduct of our business does not and will not infringe or misappropriate the intellectual property rights of others. The increased use of artificial intelligence, particularly generative artificial intelligence, also creates the possibility of certain intellectual property infringement risks. Any dispute or litigation regarding intellectual property could be costly and time-consuming to defend due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing or using certain products or be required to redesign, re-engineer or re-brand our products at substantial cost, any of which could adversely impact our business, including our competitive position, and financial statements. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, certain of our agreements contain provisions requiring us to indemnify counterparties for third party infringement claims. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial statements.

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

The regulations surrounding greenhouse gas emissions disclosures and sustainability reporting have also continued to evolve, with compliance requirements varying by jurisdiction. Governments, regulatory bodies and other stakeholders vary in their support of or opposition to sustainability and environmental matters in different jurisdictions in which we operate, which can lead to rapid shifts in reporting obligations and differing obligations across these jurisdictions. Both the standard setting and regulatory landscapes are also extremely complex and present significant compliance and communication challenges in light of these uncertain and varied approaches to greenhouse gas emissions disclosures and sustainability reporting. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent meeting such regulations and expectations and complying with disclosure requirements. If legislation or regulations are enacted or promulgated in the U.S. or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with, sourcing, manufacturing and distributing our products, which may adversely affect our business, results of operations and financial condition. Any such regulatory changes could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements.

Risks Related to Our Indebtedness

We have outstanding indebtedness of approximately $1.5 billion, and in the future, we may incur additional indebtedness. This indebtedness could adversely affect our businesses and our ability to meet our obligations.

As of February 6, 2026, we had outstanding indebtedness of approximately $1.5 billion, including approximately $960.6 million under our second amended credit agreement (the “Second Amended Credit Agreement”), $492.7 million under our 2028 Convertible Notes (the “Notes”), with an aggregate available borrowing capacity up to $750.0 million, with a maximum alternative currency sublimit of $675.0 million, under the revolving credit facility (the “Revolving Credit Facility”) pursuant to the Second Amended Credit Agreement, with the ability to request further increases up to the greater of consolidated EBITDA or $525.0 million. As of December 31, 2025, we had €100.0 million in outstanding borrowings under our Revolving Credit Facility.
Please refer to Note 14 to our Consolidated Financial Statements included in this Annual Report. This debt could have important, adverse consequences to us and our security holders, including:
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
Holders of the Notes may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase the Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Notes between us and Wilmington Trust, National Association, as trustee, dated as of August 10, 2023. A default under the 2028 Convertible Notes Indenture (the “Indenture”), or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. We made an irrevocable election to satisfy the principal amounts of Notes outstanding upon conversion with cash. If one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As of December 31, 2025, none of the conditions allowing the Note holders to convert the Notes was satisfied. As a result, as of December 31, 2025, the Notes are classified as a non-current liability.

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
The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:
◦Governmental and private health care providers and payors around the world are increasingly utilizing managed care for the delivery of health care services, centralizing purchasing, limiting the number of vendors that may participate in purchasing programs, forming group purchasing organizations, DSOs, and integrated health delivery networks and pursuing consolidation to improve their purchasing leverage and using competitive bid processes to procure health care products and services.
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

These changes, as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures have started changing the way health care is delivered, reimbursed and funded and may cause participants in the health care industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, heighten clinical data requirements, reduce the volume of medical procedures that use our products and services, implement policies that affect the acceptance rate of new technologies and products and increase our compliance and other costs. In addition, we may be excluded from important market segments or unable to enter into contracts with group purchasing organizations, DSOs, and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our business and financial statements.

We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation, including the growing significance of DSOs. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors. See “Item 1. Business—Competition.” In order to compete effectively, we must retain longstanding relationships with major customers and DSOs and continue to grow our business by establishing relationships with new customers, DSOs and external experts, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including emerging markets. In addition, significant shifts in industry market share have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. Some of our competitors have a broader product portfolio than we do. In addition, we are exposed to the risk that our competitors or our customers may introduce private label, generic, or low-cost products that compete with our products at lower price points. New disruptive technologies, including those that incorporate artificial intelligence, may emerge that displace our existing technologies. If these competitors’ products capture significant market share or decrease market prices overall, this could have an adverse effect on our financial statements.

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

Most of our products are medical devices subject to regulation by the FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials (or the manufacture and sale of products containing any such materials). The FDA and these other regulatory authorities enforce additional regulations regarding the safety of X-ray emitting devices. The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the EU MDR imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Medical devices that have been assessed and/or certified under the EU Medical Device Directive may continue to be placed on the market until 2027/2028 (or until the expiry of their certificates, if applicable and earlier); however, requirements regarding the distribution, marketing and sale including quality systems and post-market surveillance have to be observed by manufacturers, importers and distributors as of the application date. Complying with the EU MDR required modifications to our quality management systems, additional resources in certain functions, and required and will continue to require updates to technical files, among other changes. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval, it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors and the process for obtaining such clearances or approvals could change over time. Even after initial regulatory clearance or approval, we are subject to periodic inspection by these regulatory authorities, and if safety issues arise, we may be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities and real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) have led to FDA Form 483 Inspectional Observations, and can lead to warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, mandatory recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions.
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
The FDA, the FTC and, in some cases, the EPA strictly regulate the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional use indications for our current products, and the FDA may deny those requests outright, require additional expensive performance or clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA determines that we have marketed or advertised our products for off-label use, we could be subject to fines, injunctions or other penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use or misbranding, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, substantial monetary penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and/or the curtailment of our operations. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.

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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 13 to our Consolidated Financial Statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities.
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

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in countries that have experienced corruption. Any such improper acts or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related stockholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation, and financial statements.

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
There may be wide fluctuations in the market value of our common stock as a result of many factors. From our IPO through February 6, 2026, the sales price of our common stock as reported by the New York Stock Exchange or NYSE, has ranged from a low sales price of $10.08 on March 19, 2020 to a high sales price of $52.03 on March 29, 2022. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

◦our quarterly or annual earnings, or those of other companies in our industry;
◦actual or anticipated fluctuations in our operating results;
◦changes in earnings estimated by securities analysts or our ability to meet those estimates;
◦the operating and stock price performance of other comparable companies;
◦investor interest in the dental industry;
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

Certain provisions in our second amended and restated certificate of incorporation, as amended, our third amended and restated bylaws, the Indenture governing the Notes, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved 27,081,197 shares of common stock for the exercise of stock options or vesting of restricted stock units and performance share units. The Indenture for the Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of Notes who have received shares of our common stock upon conversion of their Notes.

General Risks

We have recognized substantial impairment charges for our goodwill and indefinite-lived intangible assets and may be required to recognize additional impairment charges for such assets in the future.
Following the recording of $1.1 billion and $0.3 million in goodwill and indefinite-lived intangible assets impairment charges in 2024 and 2023, respectively, the net carrying value of our goodwill and other intangible assets totaled approximately $3.0 billion as of December 31, 2025. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management’s best estimates. We conducted our annual goodwill and indefinite-lived intangibles impairment test during the fourth quarter of 2025 and did not identify any indicators of impairment charges.

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
The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business and the Organisation for Economic Co-operation and Development, have continued to focus on issues related to the taxation of multinational corporations. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business, financial condition, and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We are committed to taking action to protect our information assets and systems. We have an enterprise-wide information security program designed to identify, protect against, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats, including those associated with our use of third-party service providers. We have installed privacy and security protection systems and devices on our network to assist in the prevention of cyberthreats and other unauthorized access to information. Additionally, we maintain processes designed to identify, assess, and manage cybersecurity risks associated with third-party service providers, based on the nature of the services provided and their access to our systems or data. These processes include risk-based due diligence, contractual cybersecurity requirements for certain providers, and periodic oversight of third parties that present heightened cybersecurity risk. Cybersecurity risks associated with third-party service providers are considered as part of our broader cybersecurity risk management program.

We have adopted an Information Security Policy applicable to all of our employees and business partners. We provide security awareness education and training for our employees annually, conduct regular phishing testing with remedial training for those who fail the tests, and publish internal alerts to highlight any emerging or urgent security threats. We also maintain a Global Security Incident Response Plan (“GSIRP”) to guide our response in the event of a cyberattack or other form of network penetration. Our GSIRP is a cross-functional plan that documents the details and decision-making processes required during a response to a security incident, as well as the reporting protocol with escalation timelines and responsibilities. We test our GSIRP with tabletop exercises administered by a third-party security consultant. We leverage the standards set by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as well as industry best practices to measure our security posture and manage risk. We also maintain cyber liability insurance to help mitigate potential liabilities resulting from cyber issues, although our insurer may deny coverage for a future claim or our insurance coverage may be insufficient to cover all losses from a cyberattack.

We evaluate and manage risks relating to cybersecurity as part of our overall enterprise risk management program. We perform an annual assessment across the Company to identify and review potential risks. Risks are prioritized based on threat models to improve cybersecurity throughout the Company.

Cybersecurity Governance
Our Global Head of Information Security & Governance, Risk Management, and Compliance (“GRC”) reports to our Chief Information Officer and is responsible for leading our enterprise-wide information security team. The team focuses on developing and implementing strategies, processes and response plans to protect the confidentiality, integrity, and availability of our assets. Our Global Head of Information Security & GRC has prior experience as a chief information security officer and over 25 years of experience in technology and security. Our security team also includes members who maintain industry security certificates. Our team is additionally supported by our managed service provider and other third parties to assist in the operations of our program, compliance audits and security penetration testing.

Our Board of Directors oversees our enterprise risk management program. The Audit Committee of our Board of Directors has the responsibility of exercising oversight with respect to our cybersecurity risk management and risk controls. Our Chief Information Officer provides periodic reports to the Audit Committee regarding our cybersecurity program, including our information risk management and oversight, security education and training, cyber threat detection and response processes, relevant internal and industry cybersecurity attacks, and updates on emerging technologies, including artificial intelligence. The Board also receives a report on cybersecurity issues and governance at least annually, with periodic updates as needed. Board members receive periodic presentations on cybersecurity topics from our Chief Information Officer and external experts as part of the Board’s continuing education on topics that impact public companies.

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

ITEM 2. PROPERTIES
Our corporate headquarters are located in Brea, California in a facility that we lease. As of December 31, 2025, our facilities included approximately 32 significant office, research and development, manufacturing and distribution facilities. Twelve of these facilities are located in the U.S. in five states and 20 are located outside the U.S. in 13 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and the Middle East. These facilities cover approximately 2.6 million square feet, of which approximately 0.5 million square feet are owned and approximately 2.1 million square feet are leased. Particularly outside the U.S., facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 7 to our Consolidated Financial Statements for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our financial position, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our financial position, results of operations or cash flows. For additional information, please see Note 13 to our Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information with Respect to our Common Stock
Our common stock is listed on the NYSE and trades under the symbol “NVST.”
The number of holders of record of our common stock as of February 6, 2026 was 16. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and the S&P Health Care Index from December 31, 2020 through December 31, 2025. The graph assumes $100 was invested in each of our common stock, the S&P 500 Index, and the S&P Health Care Index as of the market close on December 31, 2020. The S&P 500 Stock Index and the S&P Health Care Index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Performance Graph Table
	December 31,
	2020	2021	2022	2023	2024	2025
Envista Holdings Corporation	$100	$134	$100	$71	$57	$64
S&P 500 Index	$100	$129	$105	$133	$166	$196
S&P 500 Health Care Index	$100	$124	$120	$120	$121	$136

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

Repurchases of Equity Securities
On February 5, 2025, our Board of Directors authorized a stock repurchase program, that allows us to purchase up to $250 million of our outstanding common stock through December 31, 2026 (the “Repurchase Program”). Under the Repurchase Program, we may repurchase our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions and other considerations and in accordance with applicable federal securities laws and other legal requirements. We may execute these repurchases through open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Rule 10b5-1 promulgated under the Exchange Act.

The following table presents a summary of share repurchases made during the quarter ended December 31, 2025 (all such share repurchases were made under the Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced program	Amount	Approximate dollar value that may yet be purchased under the program
Beginning Balance at September 26, 2025	—	$—	—	$—	$108,079,337
September 27, 2025 - October 26, 2025	565,280	$19.71	565,280	$11,142,316	$96,937,021
October 27, 2025 - November 21, 2025	529,959	$19.53	529,959	$10,347,819	$86,589,202
November 22, 2025 - December 31, 2025	121,955	$20.22	121,955	$2,465,946	$84,123,256
Total	1,217,194		1,217,194	$23,956,081	$84,123,256

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations of our business is designed to provide a reader of our financial statements with a narrative from the perspective of management. You should read the following discussion in conjunction with the sections entitled “Envista Holdings Corporation Audited Annual Consolidated Financial Statements” included in this Annual Report on Form 10-K. This section of the Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into six sections:
◦Overview
◦Results of Operations
◦Liquidity and Capital Resources
◦Qualitative and Quantitative Disclosures About Market Risk
◦Critical Accounting Estimates
◦New Accounting Standards

OVERVIEW
General
We provide products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. We help our customers deliver the best possible patient care through industry-leading dental consumables, solutions, technologies, and services. With leading brand names, innovative technology and strong market positions, we are a leading worldwide provider of a wide range of solutions to support dental implants, orthodontic treatments, and diagnostic solutions, as well as general dental consumable products, equipment and services, and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries across North America, Asia, Europe, the Middle East and Latin America.

During 2025, 53% of our sales were derived from customers outside the U.S. As a global provider of dental consumable products, equipment and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the wide range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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

Trade Policies and Regulations
Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to certain markets. For example, trade tensions between the U.S. and China have led to increased tariffs and trade restrictions. The U.S. has significantly increased tariffs on products imported from China into the U.S. and implemented new tariffs on imports into the U.S. from other countries, particularly from Canada, Mexico, and the EU. In response to these tariffs, some foreign countries, including China, have instituted retaliatory tariffs, which impact our products, while other countries have threatened retaliatory tariffs on certain U.S. products. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice. While we expect to largely offset the impact of the existing tariffs with mitigating actions including supply chain adjustments, pricing strategies, and cost management, we have already experienced an increase in cost due to higher tariffs. To the extent that we are unable to offset the tariffs or if the tariffs or our countermeasures negatively impact demand, our business, financial condition, results of operations or cash flows will continue to be adversely affected. Any future tariffs and trade restrictions may also adversely affect our business, financial condition, results of operations or cash flows.

Foreign Exchange Rates
Significant portions of our sales and costs are exposed to changes in foreign exchange rates. During the year ended December 31, 2025, our products were sold in more than 130 countries and 53% of our sales were to customers outside of the U.S. We seek to manage our foreign exchange risk, in part, through our operations, including managing same-currency sales in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. As our operations use multiple foreign currencies, including the euro, British pound, Brazilian real, Australian dollar, Japanese yen, Canadian dollar and Chinese yuan, changes in those currencies relative to the U.S. dollar will impact our sales, cost of sales and expenses, and consequently, net income. Exchange rate fluctuations in emerging markets may also directly affect our customers’ ability to buy our products in these geographic markets.

On a year-over-year basis, currency exchange rates positively impacted reported sales by 1.6% for the year ended December 31, 2025 compared to 2024, primarily due to the weakening U.S. dollar against most major currencies. Any future weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations and any strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations.

We also hold certain receivables and payables denominated in a currency other than the U.S. dollar. Movement in the related foreign currency rates in relation to the U.S. dollar may also impact our results of operations.

Pricing Controls
Certain countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. For example, China has implemented VBP policies, a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price cuts for medical and dental consumables.

Russia-Ukraine Conflict
Russia’s invasion of Ukraine and the global response to this invasion, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights in Russia, creating disruptions in the global supply chain, and potentially having an adverse impact on the global economy, financial markets, energy markets, currency rates and otherwise. While we are experiencing volatility in sales from this region, Russia’s invasion of Ukraine did not have a material impact on our overall financial position or results of operations as of and for the years ended December 31, 2025 and 2024.

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

We continue transforming our portfolio by investing in our Dental Implant Solutions and Orthodontic Solutions businesses and also making investments in emerging markets, critical to our growth strategy. The cost reduction initiatives we have taken and will continue to undertake in the future allow us to further invest in this growth strategy, which in turn we believe should improve our margins.

Our continued investment in Spark, our clear aligner system, has led to increased manufacturing capacity and continues to gain market adoption as orthodontists and their patients see the benefits of the clear, stain resistant and comfortable design. We believe that Spark will provide growth opportunities for our Orthodontic Solutions business.

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

Components of Sales and Costs and Expenses
Sales
Our sales are primarily derived from the sale of dental consumable products, equipment and services to third-party distributors and end-users. For additional information regarding our products, including descriptions of our products, refer to “Item 1. Business—Our Business Segments.”

Costs and Expenses and Other
Cost of sales consists primarily of cost of materials, labor, facilities, restructuring costs, and other infrastructure used to manufacture our products, and shipping and handling costs attributable to delivering our products to our customers.

Selling, general and administrative (“SG&A”) expenses consist of, among other things, the costs of selling, marketing, advertising and administration (including business technology, facilities, legal, finance, human resources, business development and procurement), restructuring costs, and amortization expense for intangible assets that have been acquired through business combinations.

R&D expenses consist of project costs specific to new product R&D and product lifecycle management, overhead costs associated with R&D operations, regulatory costs, product registrations and investments that support local market clinical trials for approved indications.
Nonoperating income (expense) consists of the non-service cost components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses), net gains or losses on equity and other investments, inducement charges related to convertible debt exchanges, and interest expense, net.
Business Performance
During the year ended December 31, 2025, our sales increased 8.3%, while core sales increased 6.5% as compared to the comparable period of 2024. The impact of foreign currency exchange rates increased sales in the year ended December 31, 2025, by 1.6% compared to the comparable period of 2024.
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

RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated statements of earnings should be read along with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all financial data in this Annual Report on Form 10-K refer to continuing operations only. For more information on the consolidated basis of presentation, see Note 1 to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,						% Change	% Change
($ in millions)	2025		2024		2023		2025/2024	2024/2023
Sales	$2,719.5	100.0%	$2,510.6	100.0%	$2,566.5	100.0%	8.3%	(2.2)%
Cost of sales	1,232.8	45.3%	1,137.9	45.3%	1,126.0	43.9%	8.3%	1.1%
Gross profit	1,486.7	54.7%	1,372.7	54.7%	1,440.5	56.1%	8.3%	(4.7)%
Operating costs:
SG&A expenses	1,156.6	42.5%	1,158.0	46.1%	1,056.9	41.2%	(0.1)%	9.6%
R&D expenses	114.0	4.2%	99.1	3.9%	93.8	3.7%	15.0%	5.7%
Goodwill and intangible asset impairment	—	—%	1,153.8	46.0%	258.3	10.1%	(100.0)%	NM
Operating profit (loss)	216.1	7.9%	(1,038.2)	(41.4)%	31.5	1.2%	(120.8)%	NM
Nonoperating (expense) income:
Other expense, net	(2.3)	(0.1)%	(0.1)	—%	(23.0)	(0.9)%	NM	(99.6)%
Interest expense, net	(36.6)	(1.3)%	(46.4)	(1.8)%	(63.4)	(2.5)%	(21.1)%	(26.8)%
Income (loss) before income taxes	177.2	6.5%	(1,084.7)	(43.2)%	(54.9)	(2.1)%	(116.3)%	NM
Income tax expense	130.2	4.8%	33.9	1.4%	45.3	1.8%	284.1%	(25.2)%
Net income (loss)	$47.0	1.7%	$(1,118.6)	(44.6)%	$(100.2)	(3.9)%	(104.2)%	NM

Effective tax rate	73.5%		(3.1)%		(82.5)%
NM - Non-meaningful percentage change related to year-to-year comparisons
Business Segments
Sales by business segment were as follows ($ in millions):

	For the Years Ended December 31,
	2025	2024	2023
Specialty Products & Technologies	$1,752.8	$1,616.4	$1,642.4
Equipment & Consumables	966.7	894.2	924.1
Total	$2,719.5	$2,510.6	$2,566.5

GAAP Reconciliation
Sales and Core Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total sales growth (GAAP)	8.3%	(2.2)%
Less the impact of:
Acquisitions	(0.2)%	—%
Currency exchange rates	(1.6)%	0.7%
Core sales growth (non-GAAP)	6.5%	(1.5)%

Sales and core sales growth for the year ended December 31, 2025 increased 8.3% and 6.5%, respectively, compared to the comparable period in 2024. The increase was primarily due to an increase in sales volume coupled with the timing of deferred revenue recognition related to our clear aligner treatment plans, which positively impacted sales by 4.5% on a period-over-period basis, while sales price increased by 2.0%.
Geographically, sales volumes were positively impacted by higher sales in North America and Europe.

COST OF SALES AND GROSS PROFIT MARGIN

	For the Years Ended December 31,
($ in millions)	2025	2024	2023
Cost of sales	$1,232.8	$1,137.9	$1,126.0
Gross profit margin	54.7%	54.7%	56.1%
The increase in cost of sales during the year ended December 31, 2025, as compared to the comparable period in 2024, was driven primarily by higher sales volume, higher costs due to the unfavorable impact of foreign currency exchange rates, and increased tariffs, partially offset by the absence of impairment related to certain long-lived assets from the comparable prior period.
Gross profit margin percentage was flat as compared to the comparable period in 2024 driven primarily by positive factors such as higher sales volume including the impact from the timing of deferred revenue recognition related to our clear aligner treatment plans, an increase in sales price, manufacturing productivity, and the absence of impairment related to certain long-lived assets from the comparable prior period, offset by unfavorable product mix and higher costs due to the unfavorable impact of foreign currency exchange rates and tariffs.

OPERATING EXPENSES

	For the Years Ended December 31,
($ in millions)	2025	2024	2023
Selling, general and administrative expenses	$1,156.6	$1,158.0	$1,056.9
Research and development expenses	$114.0	$99.1	$93.8
Goodwill and intangible asset impairment	$—	$1,153.8	$258.3
SG&A as a % of sales	42.5%	46.1%	41.2%
R&D as a % of sales	4.2%	3.9%	3.7%
The decrease in SG&A expenses as a percentage of sales for the year ended December 31, 2025, as compared to the comparable period of 2024, was driven primarily by higher sales, along with lower bad debt, amortization of intangible assets, legal settlement costs, and general and administrative costs, partially offset by our continuing investment in our long-term growth initiatives.
The increase in R&D expenses as a percentage of sales for the year ended December 31, 2025, as compared to the comparable period of 2024, was driven by increased investment in existing R&D projects and new product development initiatives.
There was no impairment of goodwill or intangible assets as a result of the Company’s annual test during 2025. Goodwill and intangible asset impairment for the year ended December 31, 2024 of $1,153.8 million consisted of a $960.5 million goodwill charge and a $193.3 million intangible asset charge. Approximately $707.8 million of the goodwill impairment charge related to our Specialty Products & Technologies segment and $252.7 million related to our Equipment & Consumables segment. The reduction in value was due to adverse macroeconomic factors as a result of weakened global demand, a sustained suppressed stock price, higher cost of capital, and increased raw material, supply chain and service costs, which contributed to reduced revenue forecasts, lower operating margins, and reduced expectations of future cash flows. The intangible asset impairment charges consisted of $101.1 million related to certain indefinite-lived trade names within the Specialty Products & Technologies segment, and $92.2 million consisted of certain finite-lived patents and technology and customer relationships within the Equipment & Consumables segment and were primarily due to a reduction in projected cash flows discussed above.

INTEREST COSTS AND FINANCING
Interest costs were $36.6 million and $46.4 million for the years ended December 31, 2025 and 2024, respectively. The decrease in interest expense for the year ended December 31, 2025 as compared to the comparable period of 2024 was primarily due to lower debt balances and interest rates.
For a discussion of our outstanding indebtedness, refer to Note 14 to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

INCOME TAXES

	For the Years Ended December 31,
	2025	2024	2023
Effective tax rate	73.5%	(3.1)%	(82.5)%

Our effective tax rate for the year ended December 31, 2025 was 73.5% compared to (3.1)% in 2024. The change in the effective rate was primarily due to the impact of nondeductible impairment charges for goodwill and intangible assets in 2024 and a change in the indefinite reinvestment assertion related to the restructuring of a foreign subsidiary with certain intercompany loans in 2025. We anticipate the restructuring will have a beneficial tax impact going forward.

SPECIALTY PRODUCTS & TECHNOLOGIES
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative products, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products.
Specialty Products & Technologies Selected Financial Data

	For the Years Ended December 31,
($ in millions)	2025	2024	2023
Sales	$1,752.8	$1,616.4	$1,642.4
Operating profit	191.2	89.9	232.1
Operating profit as a % of sales	10.9%	5.6%	14.1%
GAAP Reconciliation
Sales and Core Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total sales growth (GAAP)	8.4%	(1.6)%
Less the impact of:
Acquisitions	(0.3)%	—%
Currency exchange rates	(1.8)%	0.7%
Core sales growth (non-GAAP)	6.3%	(0.9)%
Sales
Sales and core sales growth for the year ended December 31, 2025 increased 8.4% and 6.3%, respectively, compared to the comparable period in 2024. The increase in sales volume coupled with the timing of deferred revenue recognition related to our clear aligner treatment plans positively impacted sales by 5.2% on a period-over-period basis, while sales price increased by 1.1%.
Geographically, sales for the year ended December 31, 2025 were positively impacted by higher sales from North America and Europe.

Operating Profit

Operating profit margin was 10.9% for the year ended December 31, 2025, as compared to an operating profit margin of 5.6% for the comparable period of 2024. The increase in operating profit margin was primarily due to higher sales volume, including the timing of deferred revenue recognition related to our clear aligner treatment plans, higher sales price, lower bad debt expense, manufacturing productivity, and the absence of impairment of certain long-lived assets from the comparable prior period, partially offset by increased tariffs, higher costs due to the impact of unfavorable foreign exchange rates and our continuing investment in our long-term growth initiatives.
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
Equipment & Consumables Selected Financial Data

	For the Year Ended December 31,
($ in millions)	2025	2024	2023
Sales	$966.7	$894.2	$924.1
Operating profit	158.0	152.3	156.3
Operating profit as a % of sales	16.3%	17.0%	16.9%
GAAP Reconciliation
Sales and Core Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total sales growth (GAAP)	8.1%	(3.2)%
Less the impact of:
Currency exchange rates	(1.2)%	0.6%
Core sales growth (non-GAAP)	6.9%	(2.6)%
Sales
Sales and core sales growth for the year ended December 31, 2025 increased 8.1% and 6.9%, respectively, compared to the comparable period in 2024, driven primarily by an increase in sales price of 3.8%, coupled with an increase in sales volume of 3.1% on a period-over-period basis.
Geographically, sales for the year ended December 31, 2025 increased primarily due to higher demand from North America and Europe.

Operating Profit
Operating profit margin was 16.3% for the year ended December 31, 2025, as compared to an operating profit margin of 17.0% for the comparable period of 2024, primarily due to the impact of unfavorable foreign exchange rates, unfavorable product mix, increased tariffs, partially offset by higher sales volume and sales price and a decrease in amortization of intangibles.
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

Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Year Ended December 31,
($ in millions)	2025	2024	2023
Net cash provided by operating activities	$275.7	$336.5	$275.7

Payments for additions to property, plant and equipment	$(45.3)	$(33.8)	$(58.2)
Purchases of investments held in rabbi trust	(9.9)	(32.8)	—
Proceeds from sale of investments held in rabbi trust	10.4	9.3	—
Proceeds from sales of property, plant and equipment	0.5	0.1	6.1
Proceeds from sale of equity investment	—	0.4	10.7
All other investing activities	(6.8)	2.2	(21.0)
Net cash used in investing activities	$(51.1)	$(54.6)	$(62.4)

Proceeds from stock option exercises	$2.8	$2.4	$11.3
Cash paid for treasury stock	(166.6)	—	—
Tax withholding payment related to net settlement of equity awards	(6.2)	(5.3)	(7.9)
Proceeds from issuance of convertible notes due 2028	—	—	500.2
Debt issuance costs related to issuance of convertible notes due 2028	—	—	(13.8)
Principal paid related to exchange of convertible notes due 2025	(116.3)	—	(401.2)
Proceeds from borrowing	—	—	323.5
Repayments of borrowing	—	(100.0)	(288.8)
Proceeds from revolving line of credit	115.4	—	—
Debt issuance costs related to other borrowings	—	—	(4.5)
All other financing activities	—	(0.8)	0.1
Net cash (used in) provided by financing activities	$(170.9)	$(103.7)	$118.9

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting cash flows.

Net cash provided by operating activities was $275.7 million during the year ended December 31, 2025, as compared to net cash provided by operating activities of $336.5 million in 2024. The decrease is primarily due to lower prior year incentive compensation payments, combined with the timing of cash collections, inventory payments, vendor payments and tax payments, partially offset by higher net income.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for the purchase of investments, capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.
Net cash used in investing activities was $51.1 million during the year ended December 31, 2025, as compared to net cash used in investing activities of $54.6 million for the comparable period in 2024. The decrease is primarily due to lower purchases of investments held in the rabbi trust, partially offset by higher net payments for purchases of property, plant and equipment and higher spend on certain investing activities.

Financing Activities
Cash flow relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance of common stock.

Net cash used in financing activities was $170.9 million during the year ended December 31, 2025, compared to net cash used in financing activities of $103.7 million for the comparable period of 2024 and was primarily driven by stock repurchases and the repayment of the 2025 Convertible Notes which matured on June 1, 2025, partially offset by the borrowings under the Revolving Credit Facility and the repayment of $100.0 million of the 2028 Term Loan during 2024.

For a description of our outstanding debt as of December 31, 2025, refer to Note 14 to our Consolidated Financial Statements in this Annual Report on Form 10-K.
We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our Revolving Credit Facility.
As of December 31, 2025, we had $117.5 million in outstanding borrowings under our Revolving Credit Facility and we have the ability to incur an additional $632.5 million of indebtedness in direct borrowings under this facility. As of December 31, 2025, we were in compliance with all of our debt covenants.

Cash and Cash Requirements
As of December 31, 2025, $1,211.7 million of cash and cash equivalents were held on deposit with financial institutions. Of this amount, $374.4 million was held within the U.S. and $837.3 million was held outside of the U.S. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties and fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds, and our Revolving Credit Facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business.”
Generally, cash and cash equivalents held in these financial institutions may be withdrawn or redeemed at face value, and we therefore believe that minimal credit risk exists with respect to them. Nonetheless, deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our cash and cash equivalents will not be affected if the financial institutions where we hold our cash and cash equivalents fail.

During the second quarter of 2025, we borrowed from our Revolving Credit Facility to pay in full the $116.3 million in principal amount outstanding on our 2025 Convertible Notes which matured on June 1, 2025.
In early 2025, we transferred approximately $320 million of international cash to the U.S. Although local laws may restrict the repatriation of certain cash held outside the U.S., most of our foreign cash is available for repatriation. Under current U.S. tax law, cash may generally be repatriated to the U.S. without additional U.S. tax; however, such repatriation may be subject to non-U.S. withholding or other taxes on distributions. Cash held by our non-U.S. subsidiaries that is designated for indefinite reinvestment is primarily used to finance foreign operations and investments, including acquisitions. The income tax effects, if any, applicable to such earnings, including basis differences in our foreign subsidiaries, are not readily determinable or are impracticable to estimate.
On February 5, 2025, our Board of Directors authorized a stock repurchase program, allowing us to purchase up to $250 million of our outstanding common stock through December 31, 2026. Stock repurchases made in connection with this program totaled approximately $165.9 million, or 9.2 million shares during the year ended December 31, 2025. Refer to Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K for more details. The cash outflows associated with the Company’s stock repurchases are classified in financing activities in the accompanying Consolidated Statements of Cash Flows.

As of February 6, 2026, we believe that we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the U.S.

Purchase Obligations
The Company’s purchase obligations primarily consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of purchase obligations as of December 31, 2025.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Purchase Obligations	$179.9	$94.1	$70.1	$15.6	$0.1

For a description of our remaining contractual obligations, such as debt and leases see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14 - Debt and Credit Facilities” and “-Note 7 - Leases.”

Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of our off-balance sheet commitments as of December 31, 2025.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$15.5	$7.6	$7.2	$0.3	$0.4
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

Debt Financing Transactions
For a description of our outstanding debt as of December 31, 2025, refer to Note 14 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Legal Proceedings
Please refer to Note 13 to our Consolidated Financial Statements included in this Annual Report for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, please refer to “Item 1A. Risk Factors—General Risks.”

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
Interest Rate Risk
Certain of our borrowings are at variable rates of interest, which may expose us to interest rate risk. We have a variable rate 2028 Term Loan for $430.0 million, a 2028 Euro Term Loan for €350.0, and a Revolving Credit Facility with outstanding borrowings of €100.0 million as of December 31, 2025. A 100-basis point increase in the interest rate related to our 2028 Term Loan, our 2028 Euro Term Loan and our outstanding borrowings from our Revolving Credit Facility, would have increased interest expense by $9.7 million for 2025.

Currency Exchange Rate Risk
We face transactional exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive loss component of equity.
On January 17, 2023, we entered into a two-year $150.0 million cross-currency swap derivative contract to partially hedge our net investment in foreign operations against the adverse movement in exchange rates between the U.S. dollar and the euro. This cross-currency contract effectively converts a portion of our U.S. dollar senior term loan facilities to obligations denominated in Euros and will partially offset the impact of changes in currency rates on foreign currency denominated net investments. On December 23, 2024, we extended the cross-currency swap derivative contract for an additional three years and it will mature in January 2028.

Additionally, we use foreign currency forward and call option contracts to hedge our foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forward and call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. On December 31, 2025, we entered into various foreign currency forward contracts with an aggregate notional amount of $162.7 million, which had a fair value of zero at December 31, 2025, and matured in January 2026. The realized and unrealized gains (losses) related to forward contracts or call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

For additional information on hedging transactions and derivative financial instruments, please refer to Note 10 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Other than the above cross-currency swap derivative contract and the foreign currency forward and call option contracts, we are exposed to exchange rate movements. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales and net earnings in our consolidated financial statements. In addition, we have assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2025 would have reduced equity by approximately $247 million.
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

Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors—Risks Related to Our Business.”. At December 31, 2025, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
We believe the following accounting estimate is the most critical to an understanding of our financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period-to-period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Acquired Intangibles

Our business acquisitions typically result in the recognition of goodwill, patents, technology, customer relationships and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. Refer to Notes 2 and 8 to our Consolidated Financial Statements for a description of our policies relating to acquisitions, goodwill and acquired intangibles.
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

During the fourth quarter of 2025, we performed our annual goodwill and indefinite-lived intangible asset impairment test. For our goodwill test, we used a combination of valuation techniques, including an income approach and a market-based approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. Our reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. Our significant assumptions in the discounted cash flow models vary amongst, and are specific to, each reporting unit which include, but are not limited to, discount rates, revenue growth rates, and operating margin assumptions. The discounted cash flow model requires judgments and assumptions about projected sales growth, future operating margins, discount rates and terminal values. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to our reporting units, including operating results, business plans, economic projections, anticipated future cash flows, business trends and our market capitalization. There are inherent uncertainties related to these assumptions and our judgment in applying them to the analysis of goodwill impairment.

For indefinite-lived intangible assets test, we used the relief from royalty method to estimate the fair value. Our significant assumptions vary amongst, and are specific to, each underlying indefinite-lived intangible asset which includes, but is not limited to, discount rates, revenue growth rates assumptions (including perpetual growth rates) and royalty rates.

For goodwill and indefinite-lived intangible assets we performed our 2025 annual test of impairment on the first day of the fourth quarter. Based on this assessment, our analysis indicated that the fair value of our reporting units and the fair value of our indefinite-lived intangible assets exceeded their carrying values and consequently did not result in an impairment charge for the year ended December 31, 2025. However, any deviation in future actual financial results compared to the forecasted financial results or valuation assumptions used in the impairment tests, a decline in equity valuations, increases in interest rates, or changes in the use of intangible assets, among other factors, could have a material adverse effect on the fair value of either the reporting units or indefinite-lived intangible assets and could result in future impairment charges. There can be no assurance that our future asset impairment testing will not result in a material charge to earnings.

For the year ended December 31, 2024, we recorded goodwill impairment charges as a result of our goodwill impairment analysis at June 28, 2024, whereby we recorded a pre-tax goodwill impairment charge of $960.5 million, with $707.8 million related to our Specialty Products & Technologies segment and $252.7 million related to our Equipment & Consumables segment, and a $101.1 million indefinite-lived intangible asset impairment related to certain indefinite-lived trade names within the Specialty Products & Technologies segment.

For the year ended December 31, 2023, we recorded impairment charges as a result of our annual impairment test, whereby we recorded a pre-tax goodwill impairment charge of $212.3 million, with $134.5 million related to our Specialty Products & Technologies segment and $77.8 million related to our Equipment & Consumables segment, and a $46.0 million indefinite-lived intangible asset impairment related to certain indefinite-lived trade names within the Specialty Products & Technologies segment.

Furthermore, we review the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For the year ended December 31, 2024, we recorded an impairment charge of $92.2 million related to developed technology and customer relationships within our Equipment & Consumables segment. During the years ended December 31, 2025 and 2023, there were no impairment charges for finite-lived intangible assets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 12, 2026 appears on page 67 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envista Holdings Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

Goodwill Impairment
Description of the Matter	As discussed in Note 8 to the consolidated financial statements, the Company tests for goodwill impairment annually, at the reporting unit level, on the first business day of its fiscal fourth quarter or more frequently if an event occurs or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value. Total goodwill as of December 31, 2025 was $2.4 billion and represented 41.5% of total assets. As discussed in Note 2 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company did not record any impairment of the carrying value of goodwill during the year ended December 31, 2025.

Auditing management’s goodwill impairment test for certain of the Company’s reporting units was challenging and judgmental due to the estimation required to determine the fair value of the reporting units. In particular, the significant assumptions include inputs into the discount rates used to discount future cash flows. The discount rates related to certain reporting units could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s goodwill impairment evaluation process. For example, we tested controls over management’s development of the above-described assumptions used in the valuation model.

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

Indefinite-lived Intangible Asset Impairment
Description of the Matter	As discussed in Note 8 to the consolidated financial statements, the Company tests for the impairment of indefinite-lived intangible assets annually on the first business day of its fiscal fourth quarter or more frequently if an event occurs or circumstances indicate it is more likely than not that the estimated fair value of an indefinite-lived intangible asset is less than its carrying amount. The indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. Total indefinite-lived intangible assets as of December 31, 2025, was $361.2 million and represented 6.4% of total assets. As discussed in Note 2 of the consolidated financial statements, indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually. The Company did not record any impairment of the carrying value of indefinite-lived intangible assets during the year ended December 31, 2025.

Auditing the Company’s indefinite-lived intangible asset impairment test for certain indefinite-lived intangible assets was challenging and judgmental due to the estimation required to determine the fair value of the indefinite-lived intangible asset. In particular, the significant assumptions include inputs into the discount rate used to discount future cash flows. The discount rate related to certain indefinite-lived intangible assets could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s indefinite-lived intangible asset impairment evaluation process. For example, we tested controls over management’s development of the above-described assumptions used in the valuation model.

To test the estimated fair value of indefinite-lived intangible assets, our principal audit procedures included (i) assessing the historical results compared to projected results, (ii) involving valuation specialists to assess the methods, models, and assumptions used within the valuation, and (iii) evaluating underlying assumptions utilized by management in the valuation of the indefinite-lived intangible assets, including the significant assumptions used in the model, as described above. For example, we compared the significant assumptions discussed above used by management to the Company’s business models and other relevant factors.

/s/	Ernst & Young LLP

We have served as the Company's auditor since 2018.

Irvine, California

February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Envista Holdings Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Envista Holdings Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Envista Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

February 12, 2026

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share amounts)

	As of
	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,211.7	$1,069.1
Trade accounts receivable, less allowance for credit losses of $22.5 and $26.6, respectively	429.6	363.0
Inventories, net	288.1	241.0
Prepaid expenses and other current assets	97.2	115.2
Total current assets	2,026.6	1,788.3
Property, plant and equipment, net	296.8	277.0
Operating lease right-of-use assets	142.1	142.8
Other long-term assets	228.1	230.6
Goodwill, net	2,358.2	2,261.9
Other intangible assets, net	627.2	649.9
Total assets	$5,679.0	$5,350.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$116.0
Trade accounts payable	191.6	174.6
Accrued expenses and other liabilities	622.0	553.6
Operating lease liabilities	39.0	34.5
Total current liabilities	852.6	878.7
Operating lease liabilities	110.4	118.9
Other long-term liabilities	161.4	139.8
Long-term debt	1,448.3	1,278.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 175.4 million shares issued and 163.8 million shares outstanding at December 31, 2025; 174.2 million shares issued and 172.2 million shares outstanding at December 31, 2024	1.8	1.7
Treasury stock at cost; 11.6 million shares and 2.0 million shares at December 31, 2025 and December 31, 2024, respectively	(224.5)	(50.5)
Additional paid-in capital	3,882.6	3,842.1
Accumulated deficit	(440.4)	(487.4)
Accumulated other comprehensive loss	(113.2)	(371.1)
Total stockholders’ equity	3,106.3	2,934.8
Total liabilities and stockholders’ equity	$5,679.0	$5,350.5
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Sales	$2,719.5	$2,510.6	$2,566.5
Cost of sales	1,232.8	1,137.9	1,126.0
Gross profit	1,486.7	1,372.7	1,440.5
Operating expenses:
Selling, general and administrative	1,156.6	1,158.0	1,056.9
Research and development	114.0	99.1	93.8
Goodwill and intangible asset impairment	—	1,153.8	258.3
Operating profit (loss)	216.1	(1,038.2)	31.5
Nonoperating (expense) income:
Other expense, net	(2.3)	(0.1)	(23.0)
Interest expense, net	(36.6)	(46.4)	(63.4)
Income (loss) before income taxes	177.2	(1,084.7)	(54.9)
Income tax expense	130.2	33.9	45.3
Net income (loss)	$47.0	$(1,118.6)	$(100.2)

Earnings (loss) per share:
Earnings (loss) - basic	$0.28	$(6.50)	$(0.60)
Earnings (loss) - diluted	$0.28	$(6.50)	$(0.60)
Average common stock and common equivalent shares outstanding:
Basic	168.0	172.2	166.9
Diluted	169.2	172.2	166.9
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$47.0	$(1,118.6)	$(100.2)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	256.4	(151.4)	16.8
Pension plan adjustments	1.5	(2.5)	(8.9)
Total other comprehensive income (loss), net of income taxes	257.9	(153.9)	7.9
Comprehensive income (loss)	$304.9	$(1,272.5)	$(92.3)
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 ($ in millions)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2022	$1.6	$(21.3)	$3,720.3	$731.4	$(225.1)	$4,206.9
Common stock-based award activity	—	—	43.0	—	—	43.0
Partial exchange of convertible notes due 2025 and partial unwind of capped call transactions. (Note 14)	0.1	—	24.1	—	—	24.2
Capped call settlement and purchase of treasury shares	—	(23.9)	16.0	—	—	(7.9)
Net loss	—	—	—	(100.2)	—	(100.2)
Other comprehensive income	—	—	—	—	7.9	7.9
Balance, December 31, 2023	1.7	(45.2)	3,803.4	631.2	(217.2)	4,173.9
Common stock-based award activity	—	—	38.7	—	—	38.7
Purchase of treasury shares	—	(5.3)	—	—	—	(5.3)
Net loss	—	—	—	(1,118.6)	—	(1,118.6)
Other comprehensive loss	—	—	—	—	(153.9)	(153.9)
Balance, December 31, 2024	1.7	(50.5)	3,842.1	(487.4)	(371.1)	2,934.8
Common stock-based award activity	0.1	—	40.5	—	—	40.6
Purchase of treasury shares	—	(174.0)	—	—	—	(174.0)
Net income	—	—	—	47.0	—	47.0
Other comprehensive income	—	—	—	—	257.9	257.9
Balance, December 31, 2025	$1.8	$(224.5)	$3,882.6	$(440.4)	$(113.2)	$3,106.3

See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$47.0	$(1,118.6)	$(100.2)
Noncash items:
Depreciation	40.1	40.8	36.0
Amortization	75.9	82.3	99.6
Allowance for credit losses	9.5	17.9	7.1
Stock-based compensation expense	37.6	35.3	30.7
Gain on investments in rabbi trust, net	(3.8)	(0.7)	—
Loss (gain) on equity investments, net	6.2	1.1	(3.6)
Loss (gain) on sale of property, plant and equipment	1.8	2.8	(5.4)
Restructuring charges	—	—	1.3
Goodwill and intangible asset impairments	—	1,153.8	258.3
Fixed assets impairments and other charges	2.2	17.1	0.2
Non-cash operating lease costs	34.7	31.4	27.0
Inducement expense related to exchange of convertible notes	—	—	28.5
Amortization of debt discount and issuance costs	4.2	4.9	4.6
Deferred income taxes	11.4	(29.0)	(37.0)
Change in trade accounts receivable	(48.5)	10.0	(17.0)
Change in inventories	(29.1)	3.6	35.1
Change in trade accounts payable	7.5	(1.2)	(46.3)
Change in prepaid expenses and other assets	7.7	(6.7)	3.3
Change in accrued expenses and other liabilities	116.0	134.5	(12.0)
Change in operating lease liabilities	(44.7)	(42.8)	(34.5)
Net cash provided by operating activities	275.7	336.5	275.7
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(45.3)	(33.8)	(58.2)
Purchases of investments held in rabbi trust	(9.9)	(32.8)	—
Proceeds from sale of investments held in rabbi trust	10.4	9.3	—
Proceeds from sales of property, plant and equipment	0.5	0.1	6.1
Proceeds from sale of equity investment	—	0.4	10.7
All other investing activities, net	(6.8)	2.2	(21.0)
Net cash used in investing activities	(51.1)	(54.6)	(62.4)
Cash flows from financing activities:
Proceeds from stock option exercises	2.8	2.4	11.3
Cash paid for treasury stock	(166.6)	—	—
Tax withholding payment related to net settlement of equity awards	(6.2)	(5.3)	(7.9)
Proceeds from issuance of convertible notes due 2028	—	—	500.2
Debt issuance costs related to issuance of convertible notes due 2028	—	—	(13.8)
Principal paid related to exchange of convertible notes due 2025	(116.3)	—	(401.2)
Proceeds from borrowings	—	—	323.5
Repayment of borrowings	—	(100.0)	(288.8)

Proceeds from revolving line of credit	115.4	—	—
Debt issuance costs related to other borrowings	—	—	(4.5)
All other financing activities	—	(0.8)	0.1
Net cash (used in) provided by financing activities	(170.9)	(103.7)	118.9
Effect of exchange rate changes on cash and cash equivalents	88.9	(49.1)	0.9
Net change in cash and cash equivalents	142.6	129.1	333.1
Beginning balance of cash and cash equivalents	1,069.1	940.0	606.9
Ending balance of cash and cash equivalents	$1,211.7	$1,069.1	$940.0

Supplemental data:
Cash paid for interest	$46.1	$54.7	$63.2
Cash paid for taxes	$79.8	$32.9	$98.6
ROU assets obtained in exchange for operating lease obligations	$24.8	$54.8	$22.1
See the accompanying Notes to the Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Business Overview

The Company provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a worldwide provider of a wide range of dental implants, orthodontic appliances, diagnostic solutions, general dental consumable products, equipment and services and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles
The accompanying financial statements have been prepared in accordance with GAAP. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries.
Use of Estimates
The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple performance obligation arrangements, valuations, purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, accounts receivable reserves, inventory excess and obsolescence reserves, certain accrued expenses, restructuring and other related charges, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets and related valuation allowances, and stock-based compensation.

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
Investments
Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. For investments which do not qualify for the equity method and do not have readily determinable fair values, the Company uses the measurement alternative method which requires it to record these investments at cost, and remeasure to fair value upon observable price changes in orderly transactions for the identical or similar investment of the same issuer, or upon impairment. Investments are recorded as Other long-term assets in the Consolidated Balance Sheets and as a component of Investing Activities in the Consolidated Statements of Cash Flows. No significant realized or unrealized gains or losses were recorded during the three years ended December 31, 2025, 2024 and 2023 with respect to these investments.

Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, investments in a rabbi trust, derivatives, trade accounts payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 11 for the fair values of the Company’s other financial instruments.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are tested for impairment annually on the first day of the fourth quarter of each fiscal year or more frequently if events occur or circumstances change that would indicate that the carrying amount may be impaired. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs a quantitative test. When tested quantitatively, the Company may use a combination of techniques adjusted for current period facts and circumstances, including an income approach and a market-based approach, to determine whether the fair value of each reporting unit is greater than its carrying amount. Similarly, the Company performs its impairment test of indefinite-lived intangibles by using the relief from royalty method to determine whether the fair value of the underlying asset is greater than its carrying amount. If the carrying value of a reporting unit or an underlying indefinite-lived intangible asset exceeds its respective fair value, an impairment charge is recognized. In making these assessments, management relies on a number of factors, including business trends, business plans, economic projections, expected future operating results and cash flow, and the Company’s market capitalization. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. For the year ended December 31, 2025, the Company did not record an asset impairment for goodwill or indefinite-lived intangible assets. For the year ended December 31, 2024, the Company recognized goodwill and indefinite-lived intangible asset impairments of $960.5 million and $101.1 million, respectively. Additionally, the Company recognized goodwill and indefinite-lived intangible asset impairments of $212.3 million and $46.0 million, respectively, for the year ended December 31, 2023. Additional information related to the testing of goodwill and indefinite-lived intangible asset impairment, including results of the 2024 and 2023 impairment tests, are provided in Note 8, Goodwill and Other Intangible Assets.

Management also reviews the carrying amounts of other finite-lived intangible assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit, and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable based on undiscounted estimated cash flows, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the years ended December 31, 2025 and 2023, there were no impairment charges for finite-lived intangible assets. For the year ended December 31, 2024, the Company recognized an impairment charge of $92.2 million for finite-lived intangible assets.

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

The Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures as of December 31, 2025. ASU 2023-09 requires the disclosure of a tabular rate reconciliation using both percentages and currency amounts, and income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign. Refer to Note 19 for additional information.

Restructuring

The Company periodically initiates restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with productivity improvement and restructuring actions can include termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when impairment is identified or when the associated liability is incurred. Refer to Note 18 for additional information.

Foreign Currency Translation
Exchange rate adjustments resulting from foreign currency transactions are recognized in net income, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive loss within equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains (losses) for the years ended December 31, 2025, 2024 and 2023 were $(30.5) million, $9.0 million and $(9.4) million, respectively.
Derivative Financial Instruments
The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations as well as other foreign denominated balance sheet transactions against adverse movements in exchange rates through foreign currency-denominated debt, cross-currency swaps, and foreign currency forward and call option contracts. Changes in the value of the foreign currency denominated debt and cross-currency swaps are designated as hedges of the Company’s net investment in foreign operations and are recognized in accumulated other comprehensive loss within equity. Changes in the foreign currency forwards and call option contracts, which are not designated as a hedge for accounting purposes, are recognized immediately in earnings and partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions. Refer to Note 10 for additional information on derivative financial instruments.
Loss Contingencies
The Company records a reserve for loss contingencies when it is both probable that a loss will be incurred and the amount of the loss is reasonably estimable. The Company evaluates pending litigation and other contingencies at least quarterly and adjusts the reserve for such contingencies based on changes in probability and estimates of loss.

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
Stock-Based Compensation
The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units, performance stock options, and performance stock units, based on the fair value of the award as of the grant date. Refer to Note 15 for additional information on the stock-based compensation plan in which certain employees of the Company participate.
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
The Company funds the plan obligations through a Company established irrevocable rabbi trust. The assets held in the irrevocable rabbi trust consist primarily of mutual funds and corporate owned life insurance policies, which are measured at fair value, and are intended to align with the deferred compensation obligation investment options selected by plan participants.

Accounting Standards Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures." The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024. The Company prospectively adopted this guidance on December 31, 2025 and updated its disclosures to conform to this new income tax disclosure requirement.

In November 2024, the FASB issued ASU 2024-04, “Debt– Debt with Conversion and Other Options, (subtopic 470-20).” The update is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in Update ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40),” which the Company adopted in 2022. . The Company adopted this guidance on December 31, 2025, and its adoption did not have an impact on the Company’s Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606).” The update excludes from derivative accounting, nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. This scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2025-07 on the Company’s Consolidated Financial Statements.

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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2024	$26.6
Foreign currency translation	2.6
Provision for credit losses	9.5
Write-offs charged against the allowance	(7.7)
Recoveries	(8.5)
Balance at December 31, 2025	$22.5

NOTE 4. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	December 31, 2025	December 31, 2024
Finished goods	$212.6	$181.6
Work in process	36.6	25.1
Raw materials	89.4	91.0
Reserve for inventory obsolescence	(50.5)	(56.7)
Total	$288.1	$241.0

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	December 31, 2025	December 31, 2024
Land and improvements	$10.0	$10.0
Buildings and improvements	168.6	166.0
Machinery, equipment and other assets	476.8	431.2
Construction in progress	49.1	33.9
Gross property, plant and equipment	704.5	641.1
Less: accumulated depreciation	(407.7)	(364.1)
Property, plant and equipment, net	$296.8	$277.0

NOTE 6. EQUITY SECURITY INVESTMENTS USING THE MEASUREMENT ALTERNATIVE METHOD
The summary below represents the Company’s equity security investments using the measurement alternative method that do not have readily determinable fair values and as of December 31 are summarized as follows ($ in millions):

	December 31, 2025	December 31, 2024
Equity security investments	$28.8	$26.4

The Company records net realized and unrealized gains (losses) for the above security investments in other income (expense), net, in the Consolidated Statements of Operations. Net unrealized gains (losses) are summarized as follows ($ in millions):

	Year Ended December 31,
	2025	2024	2023
Investment Losses
Unrealized losses	$—	$(1.5)	$(3.3)
Total	$—	$(1.5)	$(3.3)

NOTE 7. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development, manufacturing facilities, equipment and vehicles. Many leases include one or more options to renew, some of which include options to extend the lease for up to 20 years and some leases include options to terminate the lease within 30 days. The Company regularly evaluates the renewal options and, when the options are reasonably certain of being exercised, they are included in the lease term. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company has elected to combine lease and non-lease components for leases of all asset classes where the Company is the lessee. At inception, the Company determines whether an agreement represents a lease and, at commencement, evaluates each lease agreement to determine whether the lease is an operating or finance lease.
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for leased facilities and vehicles, which are paid based on actual costs incurred.
The components of operating lease expense for the years ended December 31 were as follows ($ in millions):

	2025	2024
Fixed operating lease expense (a)	$41.4	$38.6
Variable operating lease expense	8.0	7.8
Total operating lease expense	$49.4	$46.4
______________
(a)    Includes short-term leases and sublease income, both of which were not significant.
The following table presents the weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31:

	2025	2024
Weighted average remaining lease term	6 years	6 years
Weighted average discount rate	4.9%	4.9%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2025 ($ in millions):

2026	$45.1
2027	37.0
2028	25.6
2029	18.9
2030	11.7
Thereafter	31.4
Total operating lease payments	169.7
Less: imputed interest	(20.3)
Total operating lease liabilities	$149.4
As of December 31, 2025, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performed its annual goodwill and indefinite-lived intangible assets impairment test as of the first day of the fourth quarter of 2025. For goodwill, the Company used a combination of techniques, including an income approach and a market-based approach in performing its annual impairment test to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value amount. The Company’s reporting units are the financial components of operating segments which constitute businesses for which discrete financial information is available and regularly reviewed by segment management. For indefinite-lived intangible assets, the Company used the relief from royalty method to estimate the fair value of its indefinite-lived intangible assets.

No goodwill or indefinite-lived intangible asset impairment charges were recorded for the year ended December 31, 2025. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge to net income may be required.

For the year ended December 31, 2024, the Company recorded goodwill and indefinite-lived intangible asset impairment charges as a result of the Company’s impairment testing during the year ended 2024, whereby the Company recorded a pre-tax goodwill impairment charge of $960.5 million, with $707.8 million related to its Specialty Products & Technologies segment and $252.7 million related to its Equipment & Consumables segment, and a $101.1 million indefinite-lived intangible asset impairment related to certain indefinite-lived trade names within the Specialty Products & Technologies segment.

For the year ended December 31, 2023, the Company recorded goodwill and indefinite-lived intangible asset impairment charges as a result of the Company’s annual impairment test during the year ended 2023, whereby the Company recorded a pre-tax goodwill impairment charge of $212.3 million, with $134.5 million related to its Specialty Products & Technologies segment and $77.8 million related to its Equipment & Consumables segment, and a $46.0 million indefinite-lived intangible asset impairment related to certain indefinite-lived trade names within the Specialty Products & Technologies segment.

The impairment charges described above are recorded in the Goodwill and intangible asset impairment line within the Consolidated Statements of Operations.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2024	$1,953.0	$(842.3)	$1,110.7	$1,481.7	$(330.5)	$1,151.2	$3,434.7	$(1,172.8)	$2,261.9
Foreign currency translation	65.1	—	65.1	31.2	—	31.2	96.3	—	96.3
Balance at December 31, 2025	$2,018.1	$(842.3)	$1,175.8	$1,512.9	$(330.5)	$1,182.4	$3,531.0	$(1,172.8)	$2,358.2

Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful life. For the year ended December 31, 2024, the Company recorded an impairment charge of $92.2 million related to developed technology and customer relationships within the Equipment & Consumables segment. There were no finite-lived intangible assets impairment charges recorded for the years ended December 31, 2025 and 2023.

The following summarizes the gross carrying value, accumulated amortization and accumulated impairment losses, for each major category of intangible asset ($ in millions):

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$400.7	$(264.6)	$(87.2)	$48.9
Customer relationships and other intangibles	934.0	(800.3)	(5.0)	128.7
Trademarks and trade names	192.1	(104.6)	—	87.5
Total finite-lived intangibles	1,526.8	(1,169.5)	(92.2)	265.1
Indefinite-lived intangibles:
Trademarks and trade names	509.2	—	(147.1)	362.1
Total intangibles	$2,036.0	$(1,169.5)	$(239.3)	$627.2

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Finite-lived intangibles:
Patents and technology	$376.0	$(235.6)	$(87.2)	$53.2
Customer relationships and other intangibles	881.6	(714.9)	(5.0)	161.7
Trademarks and trade names	189.3	(90.9)	—	98.4
Total finite-lived intangibles	1,446.9	(1,041.4)	(92.2)	313.3
Indefinite-lived intangibles:
Trademarks and trade names	483.7	—	(147.1)	336.6
Total intangibles	$1,930.6	$(1,041.4)	$(239.3)	$649.9
Total intangible amortization expense in 2025, 2024 and 2023 was $75.9 million, $82.3 million and $99.6 million, respectively. Based on the intangible assets recorded as of December 31, 2025, amortization expense is estimated as follows for the next five years and thereafter ($ in millions):

Years Ending December 31,
2026	$63.6
2027	53.0
2028	51.8
2029	20.0
2030	12.2
Thereafter	64.5
$265.1

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2025		2024
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$179.6	$28.9	$162.7	$25.4
Sales and product allowances	78.2	1.8	69.1	1.5
Contract liabilities	184.8	22.4	146.5	20.3
Taxes, income and other	60.5	36.0	58.3	36.8
Restructuring-employee severance, benefits and other	12.0	—	15.6	—
Pension benefits	5.1	38.7	4.6	29.7
Loss contingencies	4.2	21.6	9.9	22.5
Other	97.6	12.0	86.9	3.6
Total	$622.0	$161.4	$553.6	$139.8

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

Refer to Note 14 for further discussion of the Company’s debt and credit facilities.

The change in the fair value of the cross-currency swap instrument and the foreign currency translation related to the senior euro term loan and euro borrowings under the revolving credit facility are recorded in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investments in foreign operations that is also recorded in accumulated other comprehensive loss as reflected in Note 16.

The following table summarizes the notional values as of December 31, 2025 and 2024 and pretax impact of changes in the fair values of instruments designated as net investment and cash flow hedges in accumulated other comprehensive loss (“OCI”) for the years ended December 31, 2025 and 2024 ($ in millions):

	Notional Amount	Loss Recognized in OCI
Year Ended December 31, 2025
Foreign currency denominated debt	$528.6	$(50.8)
Foreign currency contract	150.0	(16.1)
Total	$678.6	$(66.9)

	Notional Amount	Gain Recognized in OCI
Year Ended December 31, 2024
Foreign currency denominated debt	$362.4	$24.0
Foreign currency contract	150.0	9.2
Total	$512.4	$33.2
The Company did not reclassify any deferred gains or losses related to its net investment hedge from accumulated other comprehensive loss to income during the years ended December 31, 2025 and 2024. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from accumulated other comprehensive loss into income during the years ended December 31, 2025 and 2024. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge are classified in investing activities in the accompanying Consolidated Statements of Cash Flows.

Additionally, the Company uses foreign currency forward and call option contracts to hedge its foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forwards and call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. On December 31, 2025, the Company entered into various foreign currency forward contracts with an aggregate notional amount of $162.7 million, which had a fair value of zero at December 31, 2025, and matured in January 2026. The realized and unrealized gain (losses) related to forward contracts or call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

The Company’s derivative instrument, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified as of December 31, 2025 and 2024, in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2025	2024
Derivative assets:
Other long-term assets	$—	$5.9

Derivative liabilities:
Other long-term liabilities	$10.2	$—

Non-derivative hedging instruments:
Long-term debt	$528.6	$362.4
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Assets:
Investments in rabbi trust	$9.2	$18.3	$—	$27.5
Liabilities:
Cross-currency swap derivative contract	$—	$10.2	$—	$10.2
Deferred compensation plans	$—	$27.6	$—	$27.6

December 31, 2024
Assets:
Cross-currency swap derivative contract	$—	$5.9	$—	$5.9
Investments in rabbi trust	$16.0	$8.2	$—	$24.2
Liabilities:
Deferred compensation plans	$—	$24.2	$—	$24.2
Derivative Instruments

The cross-currency swap is classified as Level 2 in the fair value hierarchy. The cross-currency swap is measured using the income approach with the relevant foreign currency current exchange rates and forward curves as inputs. Refer to Note 10 for additional information.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments for the years ended December 31 were as follows ($ in millions):

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in rabbi trust	$27.5	$27.5	$24.2	$24.2
Cross-currency swap derivative contract	$—	$—	$5.9	$5.9
Liabilities:
Cross-currency swap derivative contract	$10.2	$10.2	$—	$—
Convertible senior notes due 2028	$492.5	$481.2	$489.7	$450.0
Convertible senior notes due 2025	$—	$—	$116.0	$125.4
Other debt	$955.8	$955.8	$788.6	$788.6
The fair value of the convertible senior notes due 2028 and convertible senior notes due 2025 were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on December 31, 2025 and 2024, and therefore are considered as Level 2 of the fair value hierarchy. The fair value of long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivables and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

Refer to Note 12 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 12. PENSION AND OTHER BENEFIT PLANS
Certain of the Company’s employees participate in defined benefit pension plans. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.

The following sets forth the funded status of the Company’s plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	Pension Benefits
	2025	2024
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(87.2)	$(111.4)
Service cost	(5.0)	(4.7)
Interest cost	(2.4)	(3.3)
Employee contributions	(2.7)	(2.4)
Benefits and other expenses paid	2.7	2.3
Actuarial (loss) gain	(0.9)	0.5
Amendments, settlements and curtailments	2.0	23.3
Foreign exchange rate impact	(12.2)	8.5
Benefit obligation at end of year	(105.7)	(87.2)
Change in plan assets:
Fair value of plan assets at beginning of year	52.9	75.5
Actual return on plan assets	2.3	0.1
Net employer contributions	1.4	5.1
Employee contributions	2.7	2.4
Amendments and settlements	(2.0)	(23.2)
Benefits and other expenses paid	(2.7)	(2.3)
Foreign exchange rate impact	7.3	(4.7)
Fair value of plan assets at end of year	61.9	52.9
Funded status	$(43.8)	$(34.3)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	December 31,
	2025	2024
Discount rate	2.9%	2.7%
Rate of compensation increase	2.6%	2.6%
Components of net periodic pension cost:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Service cost	$(5.0)	$(4.7)	$(4.5)
Interest cost	(2.4)	(3.3)	(3.8)
Expected return on plan assets	1.9	2.8	3.0
Amortization of prior service credit and initial net obligation	0.4	0.4	0.4
Amortization of actuarial gain	0.2	0.4	1.4
Net settlement and curtailment (loss) gain	(2.0)	0.1	1.5
Net periodic pension cost	$(6.9)	$(4.3)	$(2.0)

The following table represents the service cost and other net periodic benefit costs of the defined benefit pension plans incurred during the years ended December 31, 2025, 2024 and 2023 ($ in millions):

	2025	2024	2023
Service cost:
Cost of goods sold	$(3.6)	$(1.7)	$(1.5)
Selling, general and administrative	(3.4)	(2.9)	(3.0)
Other net periodic pension costs:
Other (loss) income	0.1	0.3	2.5
Total	$(6.9)	$(4.3)	$(2.0)
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	Year Ended December 31,
	2025	2024
Discount rate	2.9%	3.6%
Expected long-term return on plan assets	3.3%	3.9%
Rate of compensation increase	2.6%	2.7%

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

Included in accumulated other comprehensive loss as of December 31, 2025 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.5 million ($1.1 million, net of tax) and unrecognized actuarial gain of $5.9 million ($4.4 million, net of tax). The unrecognized actuarial gain and prior service credits, net, are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2025. The amounts included in accumulated comprehensive loss expected to be recognized in net periodic pension costs during the year ending December 31, 2026 is a prior service credit of $0.4 million ($0.3 million, net of tax) and an actuarial gain of $0.3 million ($0.2 million, net of tax), respectively.

Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans and is based primarily on contractual earnings rates included in existing insurance contracts as well as on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 2.3% to 3.6% for 2025 and 3.5% to 4.1% for 2024, with a weighted average rate of return assumption of 3.3% and 3.9% for 2025 and 2024, respectively.

Plan Assets
Plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan.

The fair values of the Company’s pension plan assets as of December 31, 2025, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Insurance contracts	—	—	61.8	61.8
Total assets at fair value	$0.1	$—	$61.8	$61.9

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2025 ($ in millions):

	Fair Value at January 1	Return on Plan Assets	Net Purchases / (Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
Insurance contracts	$47.4	$9.4	$5.0	$—	$61.8

The fair values of the Company’s pension plan assets as of December 31, 2024, by asset category, were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5.5	$—	$—	$5.5
Insurance contracts	—	—	47.4	47.4
Total	$5.5	$—	$47.4	$52.9
The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended December 31, 2024 (in millions):

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
Expected Contributions
During 2025, the Company contributed $1.4 million, net to its defined benefit pension plans. During 2026, the Company’s cash contribution requirements for its defined benefit pension plans are expected to be approximately $6.2 million.

The following sets forth benefit payments, which reflect expected future service, as appropriate, at December 31, 2025, are expected to be paid by the plans in the periods indicated ($ in millions):

2026	$5.1
2027	$5.9
2028	$5.5
2029	$6.0
2030	$5.4
2031 - 2035	$30.4
Other Matters
U.S. employees not covered by defined benefit plans are generally covered by defined contribution plans, which provide for Company funding based on a percentage of compensation. The Company provides eligible employees the opportunity to participate in defined contribution savings plans (commonly known as 401(k) plans). Employees may contribute to various investment alternatives. In most of these plans, the Company matches a portion of the employees’ contributions. The Company’s contributions to these plans amounted to $13.6 million, $19.8 million and $12.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company’s expense (income) for multiemployer pension plans totaled $2.1 million, $1.0 million and $(0.3) million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 13. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible, it is disclosed if deemed material and if such loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for certain incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. The Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated and has accrued $25.8 million and $32.4 million as of December 31, 2025 and 2024, respectively, which are included in accrued liabilities in the Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

As of December 31, 2025, the Company had $15.5 million of guarantees consisting primarily of outstanding standby letters of credit and bank guarantees. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.

NOTE 14. DEBT AND CREDIT FACILITIES
The components of the Company’s debt as of December 31, were as follows, net of debt discount and debt issuance costs ($ in millions):

	2025	2024
Senior term loan facility due 2028 (the “2028 Term Loan”)	$427.8	$427.0
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	410.5	361.6
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	492.5	489.7
Convertible senior notes due 2025 (the “2025 Convertible Notes”)	—	116.0
Revolving credit facility due 2028 (the “Revolving Credit Facility”)	117.5	—
Total debt	1,448.3	1,394.3
Less: current portion	—	(116.0)
Long-term debt	$1,448.3	$1,278.3

The Company’s contractual minimum principal payments are as follows ($ in millions):

2026	$—
2027	—
2028	1,458.8
Total	$1,458.8

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively, the “2028 Term Loans”). The Second Amended Credit Agreement also includes a Revolving Credit Facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity up to $750.0 million, with a maximum alternative currency sublimit of $675.0 million, and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the Revolving Credit Facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of December 31, 2025, the Company had €100.0 million in outstanding borrowings under its Revolving Credit Facility. There were no outstanding borrowings under this Revolving Credit Facility as of December 31, 2024. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time. The proceeds from the 2028 Term Loans were used to pay outstanding balances of the term loans under our prior credit facility. The Company paid fees aggregating approximately $5.2 million in connection with the Second Amended Credit Agreement. The Company repaid $100.0 million of the 2028 Term Loan during the year ended December 31, 2024.

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

The interest rates for borrowings under the 2028 Term Loan were 5.07% and 6.08% as of December 31, 2025 and December 31, 2024, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 2.98% and 4.31% as of December 31, 2025 and December 31, 2024, respectively. The interest rate for the Revolving Credit Facility was 3.02% as of December 31, 2025. Interest is payable quarterly for the Senior Credit Facilities. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of December 31, 2025.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of December 31, 2025 and December 31, 2024, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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
The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Year Ended December 31,
	2025	2024
Contractual interest expense:
2028 Convertible Notes	$8.8	$8.8
2025 Convertible Notes	1.2	2.8
Amortization of debt issuance costs:
2028 Convertible Notes	2.8	2.8
2025 Convertible Notes	0.3	0.7
Total interest expense	$13.1	$15.1

Debt issuance costs for the 2028 Convertible Notes and the 2025 Convertible Notes were amortized using an annual effective interest rate of 2.4% and 3.0%, respectively.

As of December 31, 2025, the if-converted value of the 2028 Convertible Notes did not exceed its outstanding principal amount. As of December 31, 2024, the if-converted value of the 2028 Convertible Notes and the 2025 Convertible Notes did not exceed their respective outstanding principal amounts.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	Year Ended December 31,
	2025	2024
2028 Convertible Notes	$7.7	$10.5
2025 Convertible Notes	—	0.3
2028 Term Loan	2.2	3.0
2028 Euro Term Loan	0.6	0.8
	$10.5	$14.6

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

NOTE 15. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Capital Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.01 per share and 15.0 million shares of preferred stock with a par value of $0.01 per share. No preferred shares were issued or outstanding as of December 31, 2025 and 2024.
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
On February 5, 2025, our Board authorized a stock repurchase program, allowing us to purchase up to $250.0 million of our outstanding common stock through December 31, 2026. Stock repurchases made in connection with this program totaled approximately $165.9 million or 9.2 million shares during the year ended December 31, 2025.

The following table summarizes the Company’s stock activity (shares in millions):

	Year Ended December 31,
	2025	2024	2023
Common stock - shares issued:
Balance, beginning of period	174.2	173.3	163.7
Issuance of common stock	1.2	0.9	9.6
Balance, end of period	175.4	174.2	173.3
Stock-Based Compensation
The Company adopted the 2019 Omnibus Incentive Plan (the “Stock Plan”) that provides for the grant of stock appreciation rights, restricted stock units (“RSUs”), and performance stock units (‘PSUs”) (collectively, “Stock Awards”), as well as stock options (“Options”) and performance stock options (“PSOs”). A total of 27.1 million shares of the Company’s common stock have been authorized for issuance under the Stock Plan. Under the Stock Plan, stock-based grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options and Stock Awards generally vest over a period of three to five years. Options expire ten years after the date of grant.
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
On January 21, 2022, the Company finalized an RSU agreement with Pacific Dental Services (“PDS”) which awarded PDS RSUs with a fair value of $12.5 million, or 273,522 RSUs, based on the Company’s stock price on December 23, 2021. The RSUs vest over approximately four years and contain performance milestones. As of December 31, 2025, 182,348 RSUs vested and were released as a result of a performance milestone achievement. The remaining 91,174 RSUs remained unvested as of December 31, 2025.
The following summarizes the assumptions used in the Black-Scholes model to value Options granted during the years ended December 31:

	2025	2024	2023
Risk-free interest rate	4.1 – 4.2%	3.7 – 4.5%	3.9 – 4.4%
Weighted average volatility	36.7%	34.9%	35.2%
Dividend yield	—%	—%	—%
Expected years until exercise	6.0	6.0	6.0
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

The amount of stock-based compensation expense recognized during a period is also based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated an annual forfeiture rate of 12.0% for the years ended December 31, 2025, 2024 and 2023.
The following summarizes the components of the Company’s stock-based compensation expense for the years ended December 31 ($ in millions):

	2025	2024	2023

RSUs / PSUs	$28.3	$25.7	$20.3
Options / PSOs	9.3	9.6	10.4
Total stock-based compensation expense	$37.6	$35.3	$30.7

The Company’s stock-based compensation is primarily recognized as a component of SG&A expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2025, $40.8 million of total unrecognized compensation costs related to PSOs/Options and RSUs/PSUs is expected to be recognized over a weighted average period of approximately one year.

The following summarizes the Company’s Option and PSO activity (in millions; except price per share and numbers of years):

	Number of Stock Options / PSOs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6.5	$26.24
Granted	0.4	$38.03
Exercised	(0.6)	$18.87
Cancelled/forfeited	(0.7)	$35.19
Outstanding as of December 31, 2023	5.6	$26.90
Granted	2.6	$19.67
Exercised	(0.2)	$15.04
Cancelled/forfeited	(0.6)	$29.24
Outstanding as of December 31, 2024	7.4	$24.51
Granted	0.9	$20.62
Exercised	(0.2)	$15.30
Cancelled/forfeited	(0.4)	$26.83
Outstanding as of December 31, 2025	7.7	$24.25	5.4	$11.1
Vested and expected to vest as of December 31, 2025	7.4	$24.46	5.3	$10.3
Vested as of December 31, 2025	5.2	$26.00	4.0	$6.4

Options and PSOs outstanding as of December 31, 2025 are summarized below (in millions; except price per share and numbers of years):

	Outstanding			Exercisable
Exercise Price	Number of Stock Options / PSOs	Average Exercise Price	Average Remaining Life (in years)	Number of Stock Options / PSOs	Average Exercise Price
$12.65 to $17.72	0.4	$15.26	1.1	0.4	$15.20
$17.73 to $19.02	2.0	$18.54	7.7	0.8	$18.51
$19.03 to $22.65	2.9	$21.11	5.3	1.7	$20.98
$22.66 to $37.94	1.8	$31.28	3.9	1.8	$31.28
$37.95 to $48.52	0.6	$43.08	5.4	0.5	$44.01
The intrinsic value of Options and PSOs are calculated as the amount by which the market price of the Company’s stock exceeds the exercise price of the Option / PSO. The aggregate intrinsic value of Options and PSOs exercised during the years ended December 31, 2025, 2024 and 2023 was $1.2 million, $0.8 million and $9.0 million, respectively.
The following summarizes information on unvested RSU and PSU activity related to the Company’s employees and non-employee directors (in millions; except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	1.5	$34.85
Granted	1.0	$39.93
Vested	(0.6)	$30.93
Forfeited	(0.2)	$39.44
Unvested at December 31, 2023	1.7	$38.56
Granted	2.2	$21.07
Vested	(0.7)	$33.87
Forfeited	(0.3)	$30.45
Unvested at December 31, 2024	2.9	$27.37
Granted	1.4	$18.88
Vested	(0.9)	$28.64
Forfeited	(0.2)	$23.86
Unvested at December 31, 2025	3.2	$23.68

The Company recognizes tax benefits for stock compensation in certain jurisdictions, primarily the United States, where tax deductions are based on market value at exercise or release and may exceed the grant-date value. The Company realized such tax benefits of $0.1 million, $0.1 million, and $1.3 million in 2025, 2024 and 2023, respectively, related to the exercise of Options and PSOs. The Company did not realize any excess tax benefits related to the vesting of RSUs and PSUs for the years ended December 31, 2025 and 2024, but did realize tax benefits of $0.2 million for the year ended December 31, 2023. For all periods presented, the tax benefits were included as a component of income tax expense and as an operating cash inflow in the accompanying Consolidated Financial Statements.

In connection with the exercise of certain Options and the vesting of RSUs and PSUs, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holders (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2025, 292.6 thousand shares with an aggregate value of $6.2 million were withheld to satisfy the requirement. During the year ended December 31, 2024, 242 thousand shares with an aggregate value of $5.3 million were withheld to satisfy the requirement.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(240.5)	$15.4	$(225.1)
Other comprehensive loss before reclassifications:
Increase (decrease)	13.8	(7.7)	6.1
Income tax impact	3.0	1.5	4.5
Other comprehensive income (loss) before reclassifications, net of income taxes	16.8	(6.2)	10.6
Amounts reclassified from accumulated other comprehensive loss income:
Decrease	—	(3.3)	(3.3)
Income tax impact	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(2.7)	(2.7)
Net current period other comprehensive income (loss), net of income taxes	16.8	(8.9)	7.9
Balance, December 31, 2023	$(223.7)	$6.5	$(217.2)
Other comprehensive loss before reclassifications:
Decrease	(143.1)	(2.6)	(145.7)
Income tax impact	(8.3)	0.6	(7.7)
Other comprehensive loss before reclassifications, net of income taxes	(151.4)	(2.0)	(153.4)
Amounts reclassified from accumulated other comprehensive loss income:
Decrease	—	(0.7)	(0.7)
Income tax impact	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.5)	(0.5)
Net current period other comprehensive loss, net of income taxes	(151.4)	(2.5)	(153.9)
Balance, December 31, 2024	$(375.1)	$4.0	$(371.1)
Other comprehensive loss before reclassifications:
Increase	239.9	0.4	240.3
Income tax impact	16.5	(0.1)	16.4
Other comprehensive income before reclassifications, net of income taxes	256.4	0.3	256.7
Amounts reclassified from accumulated other comprehensive loss income:
Decrease	—	1.4	1.4
Income tax impact	—	(0.2)	(0.2)
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	1.2	1.2
Net current period other comprehensive income, net of income taxes	256.4	1.5	257.9
Balance, December 31, 2025	$(118.7)	$5.5	$(113.2)

NOTE 17. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2025 and 2024 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Year Ended December 31, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$720.5	$674.7	$1,395.2
Western Europe	498.0	117.3	615.3
Other developed markets	89.5	33.3	122.8
Emerging markets	444.8	141.4	586.2
Total	$1,752.8	$966.7	$2,719.5

	Year Ended December 31, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$684.0	$621.3	$1,305.3
Western Europe	439.4	106.6	546.0
Other developed markets	86.1	34.2	120.3
Emerging markets	406.9	132.1	539.0
Total	$1,616.4	$894.2	$2,510.6
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

As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $163.5 million, including $128.0 million related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2025 and December 31, 2024, the contract liabilities were $207.2 million and $166.8 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the years ended December 31, 2025 and 2024, is primarily due to cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period that was included in the contract liability balance at December 31, 2024 and December 31, 2023, respectively.
Revenue recognized during the years ended December 31, 2025 and December 31, 2024 that is included in the contract liability balance at December 31, 2024 and December 31, 2023 was $153.5 million and $97.1 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 12% of total sales for the year ended December 31, 2025 and 10% for the years ended December 31, 2024 and 2023.

NOTE 18. RESTRUCTURING ACTIVITIES AND RELATED IMPAIRMENTS
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
Restructuring related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2025	2024	2023
Specialty Products & Technologies	$9.6	$13.8	$14.0
Equipment & Consumables	8.6	7.4	19.0
Other	11.1	6.3	2.1
Total	$29.3	$27.5	$35.1
Restructuring related charges incurred during the years ended December 31 were reflected in the following captions in the accompanying Consolidated Statements of Operations ($ in millions):

	2025	2024	2023
Cost of sales	$9.6	$5.9	$10.0
Selling, general and administrative	19.7	21.6	25.1
Total	$29.3	$27.5	$35.1

At December 31, 2025 and 2024, the restructuring liability was $12.0 million and $15.6 million, respectively. The December 31, 2024 liability was paid during the current period and the December 31, 2025 liability was incurred during 2025 and is expected to be paid out in 2026.

NOTE 19. INCOME TAXES
For the years ended December 31, income (loss) before income taxes were as follows ($ in millions):

	2025	2024	2023
United States	$(26.7)	$(1,070.9)	$(324.7)
International	203.9	(13.8)	269.8
Total	$177.2	$(1,084.7)	$(54.9)
The provision (benefit) for income taxes for the years ended December 31 were as follows ($ in millions):

	2025	2024	2023
Current:
Federal U.S.	$40.8	$15.6	$33.9
Non-U.S.	66.7	47.9	44.5
State and local	10.2	(0.2)	3.9
Deferred:
Federal U.S.	15.8	(31.0)	(27.3)
Non-U.S.	(6.9)	8.6	(3.4)
State and local	3.6	(7.0)	(6.3)
Income tax provision	$130.2	$33.9	$45.3
Deferred tax assets and deferred tax liabilities are classified as long-term and are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Significant components of deferred tax assets and liabilities as of December 31 were as follows ($ in millions):

	2025	2024
Deferred tax assets:
Inventories	$12.7	$14.6
Pension benefits	13.0	9.7
Other accruals and prepayments	65.3	57.0
Lease liabilities	36.1	35.8
Stock-based compensation expense	10.3	10.0
Unrealized gains and losses	11.6	—
Interest expense	80.1	88.4
Capitalized research expenses	21.4	39.7
Tax credit and loss carryforwards	51.3	43.7
Valuation allowances	(126.1)	(112.3)
Total deferred tax asset	175.7	186.6
Deferred tax liabilities:
Property, plant and equipment	(6.1)	(4.6)
Unremitted Foreign Earnings	—	(16.7)
Unrealized gains and losses	—	(4.9)
Right-of-use assets	(34.3)	(33.0)
Goodwill and other intangible assets	(49.1)	(41.0)
Total deferred tax liability	(89.5)	(100.2)
Net deferred tax asset	$86.2	$86.4

Deferred taxes associated with U.S. entities consist of net deferred tax assets of $46.6 million and $33.3 million as of December 31, 2025 and 2024, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax assets of $39.6 million and $53.1 million as of December 31, 2025 and 2024, respectively. During 2025, the Company’s valuation allowance increased by $13.8 million primarily due to increasing a valuation allowance against a portion of the Company’s Swiss Step-up deferred tax assets.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the impact of the OBBBA during the year ended 2025 and in conjunction with accounting for the impact, changed its indefinite reinvestment assertion related to a foreign subsidiary.

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

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures as of December 31, 2025. ASU 2023-09 requires the disclosure of a tabular rate reconciliation using both percentages and currency amounts, and income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign. As the Company prospectively applied ASU 2023-09, the enhanced disclosures required to conform to the ASU are presented for the year ended December 31, 2025 and the information for the comparative years ended 2024 and 2023 have not been recast.

The effective income tax amount and rate for the years ended December 31, varies from the U.S. statutory federal income tax rate as follows ($ in millions):

	2025
	Amount	Percentage of Pretax Income
U.S federal statutory federal income tax rate	$37.2	21.0%
State and local income taxes, net of federal income tax effect[1]	11.2	6.3%
Foreign tax effects
Luxembourg
Tax rate differential from U.S. federal statutory rate	3.3	1.9%
Statutory interest deduction	(22.7)	(12.8)%
Other	0.6	0.3%
Switzerland
Tax rate differential from U.S. federal statutory rate	(2.3)	(1.3)%
Change in valuation allowance	9.9	5.6%
Other	0.2	0.1%
Other foreign	9.8	5.5%
Effects of changes in tax laws or rates enacted in the current period
Effect of cross-border tax laws
Subpart F, including GILTI, net of related foreign tax credits	11.9	6.7%
Elimination of intercompany transactions	17.5	9.9%
Change in indefinite reinvestment assertion	63.6	35.9%
Tax Credits
Research Credits	(5.4)	(3.0)%
Changes in valuation Allowances	(7.3)	(4.1)%
Nontaxable or nondeductible items
Nondeductible executive compensation	3.2	1.8%
Other nondeductible expenses	2.1	1.2%
Changes in unrecognized tax benefits	(1.2)	(0.6)%
Other adjustments
Other	(1.4)	(0.9)%
Effective Tax Rate	$130.2	73.5%
[1] State taxes in California, Florida, Pennsylvania and Texas made up the majority (greater than 50 percent) of the tax eﬀect in this category

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Income
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	3.6	21.2
Impact of foreign operations	1.5	43.9
Foreign-Derived Intangible Income (“FDII”)	—	—
Subpart F and GILTI, net of foreign tax credits	(2.0)	(51.1)
Change in uncertain tax positions	0.1	1.5
Research and experimentation credits and other	0.5	10.5
Nondeductible convertible debt instrument	—	(12.6)
Nondeductible goodwill impairment	(21.8)	(96.7)
Permanent differences and other	(0.5)	2.0
Excess tax benefit from stock-based compensation	—	2.8
Impact of step-up of Swiss assets	(1.3)	9.5
Valuation allowance on nondeductible interest carryforwards	(2.6)	(34.5)
Unremitted foreign earnings	(1.6)	—
Effective income tax rate	(3.1)%	(82.5)%
Income taxes paid, net of refunds received, disaggregated by federal, state, and foreign is as follows ($ in millions):

For the Year Ended
December 31, 2025
Federal	10.2
State	2.9
Foreign
Canada	30.8
China	4.2
Germany	(6.8)
Luxembourg	8.6
Russia	7.2
Switzerland	4.6
All other foreign jurisdictions (each country individually <5% of total income taxes paid)	18.1
Total income taxes paid	$79.8
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, income taxes paid, net of refunds were $32.9 million and $98.6 million, respectively.

The Company realized tax benefits of $2.5 million, $1.6 million, and $3.6 million in 2025, 2024 and 2023, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $0.1 million, $0.1 million and $1.5 million in 2025, 2024 and 2023, respectively. As required by ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), the excess tax benefits for the years ended December 31, 2025, 2024 and 2023 have been included in the provision for income taxes.
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Included in deferred income taxes as of December 31, 2025 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $34.2 million ($29.7 million of which the Company does not expect to realize and has corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2026 through 2045.
As of December 31, 2025, gross unrecognized tax benefits totaled $2.2 million ($3.1 million, including $0.9 million associated with potential interest and penalties). As of December 31, 2024, gross unrecognized tax benefits totaled $3.6 million ($5.3 million, including $1.7 million associated with potential interest and penalties). The Company recognized $(0.9) million, $(0.5) million and $(0.4) million in potential interest and penalties associated with uncertain tax positions during 2025, 2024 and 2023, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax provisions, the tax expense in future periods would be reduced by $3.1 million based upon the tax positions as of December 31, 2025. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Operations. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 9.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2025	2024	2023
Unrecognized tax benefits, beginning of year	$3.6	$5.1	$6.6
Additions based on tax positions related to the current year	—	—	0.3
Additions for tax positions of prior years	1.5	—	0.3
Reductions for tax positions of prior years	—	—	(0.2)
Lapse of statute of limitations	(1.9)	(1.4)	(1.3)
Settlements	(1.1)	—	(0.4)
Effect of foreign currency translation	0.1	(0.1)	(0.2)
Unrecognized tax benefits, end of year	$2.2	$3.6	$5.1
The Company is routinely examined by various domestic and international taxing authorities, and operations in certain U.S. states and foreign jurisdictions remain subject to routine examination for tax years beginning with 2011.
The Company operates in various non-U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specific period. These tax benefits are not material to the Company’s financial statements.

NOTE 20.  EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing the applicable income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes and 2025 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. See the computation of earnings per share below for the dilutive impact of the convertible notes for the years ended December 31, 2025, 2024 and 2023.

In connection with the offering of the 2025 Convertible Notes, the Company entered into Capped Calls, which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The Company completed a partial unwind of the Capped Calls in connection with the Notes Exchanges and the impact of the remaining Capped Calls is not included when calculating potentially dilutive shares since their effect is anti-dilutive. On June 1, 2025 the remaining Capped Calls expired in conjunction with the maturity and payoff of the 2025 Convertible Notes.

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$47.0	$(1,118.6)	$(100.2)

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	168.0	172.2	166.9
Incremental common shares from:
Assumed exercise of dilutive options, vesting of dilutive restricted stock units and performance stock units	1.2	—	—
Weighted-average common shares outstanding used in diluted earnings per share	169.2	172.2	166.9

Earnings (loss) per share:
Earnings (loss) - basic	$0.28	$(6.50)	$(0.60)
Earnings (loss) - diluted	$0.28	$(6.50)	$(0.60)

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Year Ended December 31,
	2025	2024	2023
Stock-based awards	7.2	6.8	4.4

NOTE 21.  SEGMENT INFORMATION

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

On December 31, 2024, the Company adopted ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures” and updated its disclosures to conform to the new segment disclosure requirements. Additionally, prior year disclosures have been modified to conform to the new ASU disclosure presentation requirements. There were no changes to significant expense classifications nor the methods used to allocate such expenses, and therefore recasting of segment information for the year ended December 31, 2023 is not required.

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

Cost of sales which includes the cost of materials, labor, facilities, restructuring costs and other infrastructure used to manufacture the Company’s products, and shipping and handling costs attributable to delivering these products to customers.

Selling, General & Administrative expenses which includes, among other things, the costs of selling, marketing, promotion, advertising and administration (including business technology, facilities, legal, finance, human resources, business development and procurement), restructuring costs, and amortization expense for intangible assets that have been acquired through business combinations.

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

Segment related information is shown below ($ in millions):

	Year Ended December 31, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$1,752.8	$966.7	$2,719.5

Less:
Expenses	1,561.6	808.7	2,370.3
Segment operating profit	$191.2	$158.0	$349.2

Segment operating profit and reconciliation to income before taxes:
Segment operating profit			$349.2
Corporate and other			(133.1)
Nonoperating other expense, net			(2.3)
Interest expense, net			(36.6)
Income before taxes			$177.2

Depreciation and amortization
Specialty Products & Technologies			$86.0
Equipment & Consumables			28.2
Corporate and other			1.8
Total			$116.0

Capital expenditures, gross
Specialty Products & Technologies			$28.6
Equipment & Consumables			16.8
Corporate and other			0.9
Total			$46.3

Identifiable assets
Specialty Products & Technologies			$2,488.3
Equipment & Consumables			1,942.1
Corporate and other			1,248.6
Total			$5,679.0

	Year Ended December 31, 2024
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$1,616.4	$894.2	$2,510.6

Less:
Expenses	1,526.5	741.9	2,268.4
Segment operating profit	$89.9	$152.3	$242.2

Segment operating profit and reconciliation to loss before taxes:
Segment operating profit			$242.2
Corporate and other			(1,280.4)
Nonoperating other expense, net			(0.1)
Interest expense, net			(46.4)
Loss before taxes			$(1,084.7)

Depreciation and amortization
Specialty Products & Technologies			$85.1
Equipment & Consumables			35.9
Corporate and other			2.1
Total			$123.1

Capital expenditures, gross
Specialty Products & Technologies			$20.4
Equipment & Consumables			10.5
Corporate and other			3.2
Total			$34.1

Identifiable assets
Specialty Products & Technologies			$2,354.2
Equipment & Consumables			1,884.2
Corporate and other			1,112.1
Total			$5,350.5

	Year Ended December 31, 2023
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$1,642.4	$924.1	$2,566.5

Less:
Expenses	1,410.3	767.8	2,178.1
Segment operating profit	$232.1	$156.3	$388.4

Segment operating profit and reconciliation to loss before taxes:
Segment operating profit			$388.4
Corporate and other			(356.9)
Nonoperating other expense, net			(23.0)
Interest expense, net			(63.4)
Loss before taxes			$(54.9)

Depreciation and amortization
Specialty Products & Technologies			$86.1
Equipment & Consumables			47.2
Corporate and other			2.3
Total			$135.6

Capital expenditures, gross
Specialty Products & Technologies			$39.0
Equipment & Consumables			12.3
Corporate and other			1.9
Total			$53.2
Operations in Geographical Areas:

	Year Ended December 31,
($ in millions)	2025	2024	2023
Sales:
United States	$1,281.3	$1,202.9	$1,209.4
China	194.4	193.5	205.7
All other (each country individually less than 5% of total sales)	1,243.8	1,114.2	1,151.4
Total	$2,719.5	$2,510.6	$2,566.5

Property, plant and equipment, net:	December 31, 2025	December 31, 2024
United States	$160.5	$155.6
Sweden	37.7	32.4
Czech Republic	30.4	23.2
China	20.4	21.3
Mexico	14.2	15.8
All other (each country individually less than 5% of total long-lived assets)	33.6	28.7
Total	$296.8	$277.0

NOTE 22. SUBSEQUENT EVENT

On February 2, 2026, the Company acquired all the equity of Versah LLC and its wholly owned subsidiaries (collectively “Versah”) for total cash consideration of approximately $55.0 million, subject to certain customary closing adjustments. Versah is known for its innovative Densah® Burs, which enable the Osseodensification technique — a procedure that compacts and autografts bone.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2025 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Envista Holdings Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(c)    Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K under the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

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

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	123

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

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)
4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)
4.3
Indenture, dated as of August 10, 2023, between Envista Holdings Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2023)

4.4
Form of certificate representing the 1.75% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2023)

10.1
The Second Amended Credit Agreement, dated August 31, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023, Commission File No. 001-39054)

10.2*
Envista Holdings Corporation Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 5, 2020, Commission File No. 001-39054)

10.3*
Envista Holdings Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on September 20, 2019, Commission File No. 001-39054)

10.4*
Envista Holdings Corporation 2019 Omnibus Incentive Plan, inclusive of all amendments through June 10, 2025 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 filed on August 1, 2025, Commission File No. 333-233810)

10.5*
Form of Envista Holdings Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)

10.6*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)

10.7*
Form of Performance-Conditioned Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)

10.8*
Form of Envista Holdings Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)(a)

10.9*
Form of Agreement Regarding Fair Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)(b)

10.10*
Form of Envista Holdings Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.11*
Form of Envista Holdings Corporation Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)

10.12*
Form of Envista Holdings Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-232758) filed on July 22, 2019)

10.13*
Offer Letter Agreement, dated June 7, 2019, between DH Dental Employment Services LLC and Mark Nance (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054

10.14*
Employment Agreement, by and between Envista Holdings Corporation and Paul Keel, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2024, Commission File No. 001-39054)

10.15*
Offer Letter Agreement, dated June 23, 2024, between DH Dental Employment Services, LLC and Eric Hammes (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, Commission File No. 001-39054)

10.16*
Offer Letter Agreement, dated July 07, 2023, between DH Dental Employment Services LLC and Robert Befidi (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)

10.17*
Offer Letter Agreement, dated June 27, 2024, between DH Dental Employment Services LLC and Stefan Nilsson (incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)

10.18*	Offer Letter Agreement, dated June 23, 2024, between DH Dental Employment Services LLC and Veronica Acurio
10.19*
Form of Envista Holdings Corporation Excess Contribution Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.20*
First Amendment to the Envista Holdings Corporation Excess Contribution Program (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)

10.21*
Form of Envista Holdings Corporation Executive Deferred Incentive Program, a sub-plan under the Envista Holdings Corporation 2019 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to Registrant’s Registration Statement on Form S-4 (Registration No. 333-234714) filed on November 15, 2019)

10.22*	Envista Holdings Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-282219)
10.23*
Composite copy of Envista Holdings Corporation Savings Plan, as amended and restated effective as of February 23, 2021 (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 001-39054)

10.24*	First Amendment to the Envista Holdings Corporation Savings Plan, dated effective January 1, 2026
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, Commission File No. 001-39054)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Envista Holdings Corporation Recoupment Policy (incorporated by reference to Exhibit 97.1 to Registrant's Annual Report on Form 10K for the year ended December 31, 2023, Commission File No. 001-39054)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (c)
101.SCH	XBRL Taxonomy Extension Schema Document (c)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (c)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (c)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (c)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (c)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Indicates management contract or compensatory plan, contract or arrangement.
(a)    Applies to Mr. Nance.
(b)    Applies to Messrs. Keel, Hammes, Befidi, Nilsson and Ms. Acurio.
(c)    Exhibit 101 to this report includes the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2026	ENVISTA HOLDINGS CORPORATION
	By:	/s/ Paul Keel
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

Signature	Title	Date

/s/ Paul Keel	President, Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2026
Paul Keel

/s/ Eric Hammes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Eric Hammes

/s/ Faez Kaabi	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
Faez Kaabi

/s/ Scott Huennekens	Chairman of the Board	February 12, 2026
Scott Huennekens

/s/ Wendy Carruthers	Director	February 12, 2026
Wendy Carruthers

/s/ Kieran T. Gallahue	Director	February 12, 2026
Kieran T. Gallahue

/s/ Vivek Jain	Director	February 12, 2026
Vivek Jain

/s/ James Andrew Pierce	Director	February 12, 2026
James Andrew Pierce

/s/ Daniel A. Raskas	Director	February 12, 2026
Daniel A. Raskas

/s/ Christine Tsingos	Director	February 12, 2026
Christine Tsingos

ENVISTA HOLDINGS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write Offs, Write Downs & Deductions	Recoveries	Balance at End of Period (a)
Year ended December 31, 2025:
Allowances deducted from asset account
Allowance for credit losses	$26.6	$9.5	$2.6	$(7.7)	$(8.5)	$22.5
Year ended December 31, 2024:
Allowances deducted from asset account
Allowance for credit losses	$17.3	$17.9	$(0.8)	$(3.6)	$(4.2)	$26.6
Year ended December 31, 2023:
Allowances deducted from asset account
Allowance for credit losses	$16.2	$7.1	$—	$(4.7)	$(1.3)	$17.3
______________
(a)Amounts include allowance for credit losses classified as current.