Form 10-Q
period 2026-04-03
Envista Holdings Corp
filed 2026-05-06
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of May 1, 2026, was 162,727,923.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	April 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,082.8	$1,211.7
Trade accounts receivable, less allowance for credit losses of $23.7 and $22.5, respectively	436.6	429.6
Inventories, net	300.3	288.1
Prepaid expenses and other current assets	99.4	97.2
Total current assets	1,919.1	2,026.6
Property, plant and equipment, net	298.7	296.8
Operating lease right-of-use assets	143.6	142.1
Other long-term assets	223.8	228.1
Goodwill, net	2,359.8	2,358.2
Other intangible assets, net	633.0	627.2
Total assets	$5,578.0	$5,679.0
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$170.0	$191.6
Accrued expenses and other liabilities	577.9	622.0
Operating lease liabilities	38.7	39.0
Total current liabilities	786.6	852.6
Operating lease liabilities	111.4	110.4
Other long-term liabilities	161.4	161.4
Long-term debt	1,439.1	1,448.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at April 3, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 176.2 million shares issued and 162.9 million shares outstanding at April 3, 2026; 175.4 million shares issued and 163.8 million shares outstanding at December 31, 2025	1.8	1.8
Treasury stock at cost; 13.3 million shares and 11.6 million shares at April 3, 2026 and December 31, 2025, respectively	(273.5)	(224.5)
Additional paid-in capital	3,896.0	3,882.6
Accumulated deficit	(401.7)	(440.4)
Accumulated other comprehensive loss	(143.1)	(113.2)
Total stockholders’ equity	3,079.5	3,106.3
Total liabilities and stockholders’ equity	$5,578.0	$5,679.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended
	April 3, 2026	March 28, 2025
Sales	$705.5	$616.9
Cost of sales	315.4	280.9
Gross profit	390.1	336.0
Operating expenses:
Selling, general and administrative	297.6	271.7
Research and development	30.0	25.3
Operating profit	62.5	39.0
Nonoperating (expense) income:
Other expense, net	(2.9)	(0.7)
Interest expense, net	(7.4)	(9.3)
Income before income taxes	52.2	29.0
Income tax expense	13.5	11.0
Net income	$38.7	$18.0

Earnings per share:
Earnings - basic	$0.24	$0.10
Earnings - diluted	$0.23	$0.10
Average common stock and common equivalent shares outstanding:
Basic	163.9	172.4
Diluted	166.4	173.6
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
($ in millions)

	Three Months Ended
	April 3, 2026	March 28, 2025
Net income	$38.7	$18.0
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	(29.7)	98.1
Pension plan adjustments	(0.2)	(0.1)
Total other comprehensive (loss) income, net of income taxes	(29.9)	98.0
Comprehensive income	$8.8	$116.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 ($ in millions)

	Three Months Ended April 3, 2026
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2025	$1.8	$(224.5)	$3,882.6	$(440.4)	$(113.2)	$3,106.3
Common stock-based award activity	—	—	13.4	—	—	13.4
Purchase of treasury shares	—	(49.0)	—	—	—	(49.0)
Net income	—	—	—	38.7	—	38.7
Other comprehensive loss	—	—	—	—	(29.9)	(29.9)
Balance, April 3, 2026	$1.8	$(273.5)	$3,896.0	$(401.7)	$(143.1)	$3,079.5

	Three Months Ended March 28, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2024	$1.7	$(50.5)	$3,842.1	$(487.4)	$(371.1)	$2,934.8
Common stock-based award activity	—	—	7.9	—	—	7.9
Purchase of treasury shares	—	(22.6)	—	—	—	(22.6)
Net income	—	—	—	18.0	—	18.0
Other comprehensive income	—	—	—	—	98.0	98.0
Balance, March 28, 2025	$1.7	$(73.1)	$3,850.0	$(469.4)	$(273.1)	$3,036.1

See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Three Months Ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities:
Net income	$38.7	$18.0
Noncash items:
Depreciation	10.4	9.1
Amortization	18.8	18.8
Allowance for credit losses	4.4	1.3
Stock-based compensation expense	10.2	7.1
Loss on investments in rabbi trust, net	0.9	0.6
Loss on equity investments	2.0	—
Loss on sale of property, plant and equipment	0.1	—
Restructuring charges	—	0.2
Non-cash operating lease costs	9.1	8.4
Amortization of debt discount and issuance costs	1.0	1.1
Change in trade accounts receivable	(13.3)	(21.3)
Change in inventories	(9.6)	(10.1)
Change in trade accounts payable	(21.4)	(15.1)
Change in prepaid expenses and other assets	(3.1)	(7.8)
Change in accrued expenses and other liabilities	(39.8)	0.8
Change in operating lease liabilities	(11.7)	(10.8)
Net cash (used in) provided by operating activities	(3.3)	0.3
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(12.5)	(5.9)
Purchases of investments held in rabbi trust	(3.4)	(0.7)
Proceeds from sale of investments held in rabbi trust	0.5	0.7
Proceeds from sales of property, plant and equipment	0.1	0.5
Acquisitions, net of cash acquired	(54.4)	(3.6)
All other investing activities, net	0.8	0.2
Net cash used in investing activities	(68.9)	(8.8)
Cash flows from financing activities:
Proceeds from stock option exercises	3.5	0.8
Cash paid for treasury stock under the stock repurchase program	(42.7)	(14.6)
Treasury stock purchases related to tax withholding on equity awards	(6.0)	(3.8)

All other financing activities	(0.4)	—
Net cash used in financing activities	(45.6)	(17.6)
Effect of exchange rate changes on cash and cash equivalents	(11.1)	34.3
Net change in cash and cash equivalents	(128.9)	8.2
Beginning balance of cash and cash equivalents	1,211.7	1,069.1
Ending balance of cash and cash equivalents	$1,082.8	$1,077.3

Supplemental data:
Cash paid for interest	$11.6	$13.4
Cash paid for taxes	$10.6	$5.2
Treasury stock purchases in accrued liabilities	$—	$4.3
ROU assets obtained in exchange for operating lease obligations	$10.1	$1.2
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Business Overview

The Company provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a worldwide provider of a wide range of solutions to support dental implants, orthodontic treatments, dental diagnostics, general dental consumable products, equipment and services and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.

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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of April 3, 2026 and December 31, 2025, and its results of operations for the three month periods ended April 3, 2026 and March 28, 2025 and cash flows for the three month periods ended April 3, 2026 and March 28, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2025, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 12, 2026.

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

NOTE 2. ACQUISITIONS
On February 2, 2026, the Company acquired all of the equity of Versah LLC and its wholly owned subsidiaries (collectively, “Versah”) for total cash consideration of approximately $54.7 million, subject to certain customary closing adjustments. Versah is known for its innovative Densah® Burs, which enable the Osseodensification technique — a procedure that compacts and autografts bone. This acquisition is part of the Company’s Specialty Products & Technologies segment.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. For those assets and liabilities that were accounted for on a preliminary basis, the Company may up to 12 months after closing, refine the estimates of fair value and more accurately allocate the purchase price. Only items that existed as of the acquisition date are considered for subsequent adjustment to the purchase price. The Company makes the appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following table summarizes the fair values of the assets acquired and liabilities assumed for the Versah acquisition as of the acquisition date ($ in millions):

February 2, 2026
Assets acquired:
Cash	$0.1
Accounts receivable	0.9
Inventories	3.3
Intangible assets	31.6
Prepaid expense & other assets	0.2
Goodwill	20.2
Other noncurrent assets	0.8
Total Assets	57.1
Liabilities assumed:
Accounts payable and accrued expenses	2.4
Total liabilities assumed	2.4
Total net assets acquired	$54.7

The intangible assets acquired consist of developed technology, customer relationships, and trade name. The weighted average amortization period of the acquired intangible assets in the aggregate is 10 years.

The excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the business acquired. The amount allocated to goodwill will be deductible for income tax purposes. The pro forma impact of the acquisition is not presented as the acquisition was not considered material to the Company’s Condensed Consolidated Financial Statements.

For the three months ended April 3, 2026, legal, accounting, and other professional service costs associated with the acquisition of Versah were $0.3 million and have been recorded as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2025	$22.5
Foreign currency translation	(0.3)
Provision for credit losses	4.4
Write-offs charged against the allowance	(0.9)
Recoveries	(2.0)
Balance at April 3, 2026	$23.7

NOTE 4. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	April 3, 2026	December 31, 2025
Finished goods	$222.3	$212.6
Work in process	35.1	36.6
Raw materials	90.2	89.4
Reserve for inventory obsolescence	(47.3)	(50.5)
Total	$300.3	$288.1

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	April 3, 2026	December 31, 2025
Land and improvements	$10.0	$10.0
Buildings and improvements	168.0	168.6
Machinery, equipment and other assets	481.3	476.8
Construction in progress	57.0	49.1
Gross property, plant and equipment	716.3	704.5
Less: accumulated depreciation	(417.6)	(407.7)
Property, plant and equipment, net	$298.7	$296.8

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

	April 3, 2026	December 31, 2025
Equity security investments	$26.4	$28.8

The Company records net realized and unrealized gains (losses) for the above security investments in other income (expense), net, in the Condensed Consolidated Statements of Operations. Net unrealized gains (losses) are summarized as follows ($ in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
Investment Losses
Unrealized losses	$2.0	$—
Total	$2.0	$—

NOTE 7. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2025	$2,018.1	$(842.3)	$1,175.8	$1,512.9	$(330.5)	$1,182.4	$3,531.0	$(1,172.8)	$2,358.2
Acquisition	20.2	—	20.2	—	—	—	20.2	—	20.2
Foreign currency translation	(13.3)	—	(13.3)	(5.3)	—	(5.3)	(18.6)	—	(18.6)
Balance at April 3, 2026	$2,025.0	$(842.3)	$1,182.7	$1,507.6	$(330.5)	$1,177.1	$3,532.6	$(1,172.8)	$2,359.8

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	April 3, 2026		December 31, 2025
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$135.9	$31.0	$179.6	$28.9
Sales and product allowances	66.0	1.8	78.2	1.8
Contract liabilities	188.1	24.1	184.8	22.4
Taxes, income and other	67.5	34.9	60.5	36.0
Restructuring-employee severance, benefits and other	12.8	—	12.0	—
Pension benefits	5.1	38.5	5.1	38.7
Loss contingencies	4.8	22.4	4.2	21.6
Other	97.7	8.7	97.6	12.0
Total	$577.9	$161.4	$622.0	$161.4

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

The change in the fair value of the cross-currency swap instrument and the foreign currency translation related to the senior euro term loan and euro borrowings under the revolving credit facility are recorded in accumulated other comprehensive loss (“OCI”) in the accompanying Condensed Consolidated Balance Sheets, partially offsetting the foreign currency translation adjustment of the Company’s related net investments in foreign operations that is also recorded in OCI reflected in Note 13.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges in OCI for the three months ended April 3, 2026 and March 28, 2025 ($ in millions):

	Notional Amount	Gain Recognized in OCI
Three Months Ended April 3, 2026
Foreign currency denominated debt	$518.4	$10.2
Foreign currency contract	150.0	2.9
Total	$668.4	$13.1

	Notional Amount	Loss Recognized in OCI
Three Months Ended March 28, 2025
Foreign currency denominated debt	$379.0	$(16.6)
Foreign currency contract	150.0	(4.7)
Total	$529.0	$(21.3)
The Company did not reclassify any deferred gains or losses related to its net investment hedge from OCI to income during the three months ended April 3, 2026 and March 28, 2025. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from OCI into income during the three months ended April 3, 2026 and March 28, 2025. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Additionally, the Company uses foreign currency forward and call option contracts to hedge its foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forwards and call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of April 3, 2026, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $174.7 million. The realized and unrealized gain (losses) related to forward contracts or call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

The Company’s derivative instruments, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	April 3, 2026	December 31, 2025
Qualifying Net Investment Hedges:
Derivative hedging instruments:
Other long-term liabilities	$7.4	$10.2
Non-derivative hedging instruments:
Long-term debt	$518.4	$528.6

Non - Designated Hedge Derivatives:
Accrued expenses and other liabilities, net	$4.0	$—

Amounts above related to the Company’s hedged derivative assets expected to be reclassified from OCI loss to net income during the next 12 months are not significant.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 3, 2026
Assets:
Investments in rabbi trust	$12.1	$17.4	$—	$29.5
Liabilities:
Cross-currency swap derivative contract	$—	$7.4	$—	$7.4
Other foreign currency derivative contracts	$—	$4.0	$—	$4.0
Deferred compensation plans	$—	$29.7	$—	$29.7

December 31, 2025
Assets:
Investments in rabbi trust	$9.2	$18.3	$—	$27.5
Liabilities:
Cross-currency swap derivative contract	$—	$10.2	$—	$10.2
Deferred compensation plans	$—	$27.6	$—	$27.6
Derivative Instruments

The cross-currency swap and the foreign currency forward contract are classified as Level 2 in the fair value hierarchy. The cross-currency swap is measured using the income approach with the relevant foreign currency current exchange rates and forward curves as inputs. The foreign currency forward contracts are measured using the spot and forward exchange rates for foreign currencies. Refer to Note 9 for additional information.

Deferred Compensation Plans

Certain management or highly compensated employees of the Company participate in nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis. Participants may choose among alternative earning rates for the amounts they defer, which are based on the programs’ investment options. These deferred compensation obligations are classified as Level 2 as inputs are derived principally from, or corroborated by, observable market data.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	April 3, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in rabbi trust	$29.5	$29.5	$27.5	$27.5
Liabilities:
Cross-currency swap derivative contract	$7.4	$7.4	$10.2	$10.2
Other foreign currency derivative contracts	$4.0	$4.0	$—	$—
Convertible senior notes due 2028	$493.2	$499.5	$492.5	$481.2
Other long-term debt	$945.9	$945.9	$955.8	$955.8

The fair value of the convertible senior notes due 2028 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on April 3, 2026 and December 31, 2025, and therefore are considered as Level 2 of the fair value hierarchy. The fair value of other long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivables and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
NOTE 11. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $27.2 million and $25.8 million as of April 3, 2026 and December 31, 2025, respectively, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 12. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt discount and debt issuance costs ($ in millions):

	April 3, 2026	December 31, 2025
Senior term loan facility due 2028 (the “2028 Term Loan”)	$428.0	$427.8
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	402.7	410.5
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	493.2	492.5
Revolving credit facility due 2028 (the “Revolving Credit Facility”)	115.2	117.5
Total long-term debt	$1,439.1	$1,448.3

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively, the “2028 Term Loans”). The Second Amended Credit Agreement also includes a Revolving Credit Facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity up to $750.0 million, with a maximum alternative currency sublimit of $675.0 million, and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the Revolving Credit Facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of April 3, 2026 and December 31, 2025, the Company had €100.0 million in outstanding borrowings under its Revolving Credit Facility. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

Under the Senior Credit Facilities, borrowings bear interest as follows: (1) Term SOFR Loans (as defined in the Second Amended Credit Agreement) bear interest at a variable rate on a forward-looking Secured Overnight Financing Rate (“SOFR”) term rate plus 0.10% credit spread adjustment plus a margin of between 0.910% and 1.625%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Second Amended Credit Agreement) as of the last day of the immediately preceding fiscal quarter; and (2) Base Rate Loans (as defined in the Second Amended Credit Agreement) bear interest at a variable rate equal to the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time, (iii) the Term SOFR (as defined in the Second Amended Credit Agreement) plus 1.0% and (iv) 1.0%, plus a margin of between 0.0% and 0.625%, depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter. In no event will Term SOFR Loans or Base Rate Loans bear interest at a rate lower than 0.0%. In addition, the Company is required to pay a per annum facility fee of between 0.09% and 0.225% depending on the Company’s Consolidated Leverage Ratio as of the last day of the immediately preceding fiscal quarter and based on the aggregate commitments under the Revolving Credit Facility, whether drawn or not.

The interest rates for borrowings under the 2028 Term Loan were 5.02% and 5.07% as of April 3, 2026 and December 31, 2025, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 2.97% and 2.98% as of April 3, 2026 and December 31, 2025, respectively. The interest rate for the Revolving Credit Facility was 3.02% as of April 3, 2026 and December 31, 2025. Interest is payable quarterly for the Senior Credit Facilities. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of April 3, 2026.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of April 3, 2026 and December 31, 2025, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

2025 Convertible Notes

On May 21, 2020, the Company issued the 2025 Convertible Notes for $517.5 million in aggregate principal amount, which accrued interest at a rate of 2.375% per annum, and were due on June 1, 2025. On August 10, 2023, the Company exchanged $401.2 million principal amount of the 2025 Convertible Notes for cash, including accrued interest, and approximately 8.4 million shares of common stock. The remaining $116.3 million principal amount matured and was repaid in cash, together with accrued interest, on June 1, 2025. No shares of common stock were issued to settle the 2025 Convertible Notes at maturity.

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
Contractual interest expense:
2028 Convertible Notes	$2.2	$2.2
2025 Convertible Notes	—	0.7
Amortization of debt issuance costs:
2028 Convertible Notes	0.7	0.7
2025 Convertible Notes	—	0.2
Total interest expense	$2.9	$3.8

Debt issuance costs for the 2028 Convertible Notes and the 2025 Convertible Notes were amortized using an annual effective interest rate of 2.4% and 3.0%, respectively.

As of April 3, 2026 and December 31, 2025, the if-converted value of the 2028 Convertible Notes did not exceed its outstanding principal amount.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	April 3, 2026	December 31, 2025
2028 Convertible Notes	$7.0	$7.7
2028 Term Loan	2.0	2.2
2028 Euro Term Loan	0.5	0.6
	$9.5	$10.5

The above unamortized debt issuance costs have been netted against their respective aggregate principal amounts of the related debt and are being amortized to interest expense over the term of the respective debt.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended April 3, 2026
Balance, December 31, 2025	$(118.7)	$5.5	$(113.2)
Other comprehensive income before reclassifications:
Decrease	(26.5)	—	(26.5)
Income tax impact	(3.2)	—	(3.2)
Other comprehensive loss before reclassifications, net of income taxes	(29.7)	—	(29.7)
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.2)	(0.2)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.2)	(0.2)
Net current period other comprehensive loss, net of income taxes	(29.7)	(0.2)	(29.9)
Balance, April 3, 2026	$(148.4)	$5.3	$(143.1)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended March 28, 2025
Balance, December 31, 2024	$(375.1)	$4.0	$(371.1)
Other comprehensive income before reclassifications:
Increase	92.8	—	92.8
Income tax impact	5.3	—	5.3
Other comprehensive income before reclassifications, net of income taxes	98.1	—	98.1
Amounts reclassified from accumulated other comprehensive loss:
Decrease	—	(0.1)	(0.1)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	98.1	(0.1)	98.0
Balance, March 28, 2025	$(277.0)	$3.9	$(273.1)
NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three months ended April 3, 2026 and March 28, 2025 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended April 3, 2026
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$189.4	$174.8	$364.2
Western Europe	154.3	30.5	184.8
Other developed markets	23.1	8.4	31.5
Emerging markets	91.0	34.0	125.0
Total	$457.8	$247.7	$705.5

	Three Months Ended March 28, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$171.2	$153.2	$324.4
Western Europe	118.0	25.3	143.3
Other developed markets	21.9	8.5	30.4
Emerging markets	89.2	29.6	118.8
Total	$400.3	$216.6	$616.9
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

As of April 3, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $171.3 million, including $130.8 million related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of April 3, 2026 and December 31, 2025, the contract liabilities were $212.2 million and $207.2 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the three months ended April 3, 2026 and March 28, 2025 that is included in the contract liability balance at December 31, 2025 and December 31, 2024 was $67.4 million and $44.7 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 11% of total sales for the three months ended April 3, 2026 and 10% for the three months ended March 28, 2025.

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
Restructuring related charges recorded by segment were as follows ($ in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
Specialty Products & Technologies	$4.4	$4.2
Equipment & Consumables	2.0	2.3
Other	0.4	3.8
Total	$6.8	$10.3
Restructuring related charges incurred were reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations ($ in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
Cost of sales	$3.1	$1.9
Selling, general and administrative	3.7	8.4
Total	$6.8	$10.3

At April 3, 2026 and December 31, 2025, the restructuring liability was $12.8 million and $12.0 million, respectively. The liability as of April 3, 2026 is expected to be paid during 2026.
NOTE 16. INCOME TAXES
The Company’s effective tax rates of 25.9% and 37.9% for the three months ended April 3, 2026 and March 28, 2025, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to the Company’s geographical mix of earnings and impacts of a valuation allowance against certain U.S. interest carryforwards.

The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including its recent cumulative earnings experience and expectations of future taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods, reversal patterns of existing deferred tax liabilities, and prudent and feasible tax planning strategies, however, there can be no assurance that the Company’s deferred tax assets will be fully realized. At April 3, 2026, the Company maintains valuation allowances primarily against certain net operating losses and the portion of its U.S. nondeductible interest expense carryforward that it believes it will more likely than not be unable to realize.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. During 2025, the Company evaluated the impact of the OBBBA and, as part of that evaluation, modified its indefinite reinvestment assertion with respect to a foreign subsidiary.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 3, 2026	March 28, 2025
Numerator:
Net income	$38.7	$18.0

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	163.9	172.4
Incremental common shares from:
Assumed exercise of dilutive options, vesting of dilutive restricted stock units and performance stock units	2.5	1.2
Weighted-average common shares outstanding used in diluted earnings per share	166.4	173.6

Earnings per share:
Earnings - basic	$0.24	$0.10
Earnings - diluted	$0.23	$0.10

The following table presents the number of outstanding securities not included in the computation of diluted income per share, because their effect was anti-dilutive (in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
Stock-based awards	3.8	6.7

NOTE 18.  SEGMENT INFORMATION

The Company operates and reports its results in two business segments, the Specialty Products & Technologies and Equipment & Consumables segments. The Company’s Specialty Products & Technologies products primarily include implants, regenerative products, prosthetics, orthodontic brackets, aligners, lab products, and loupes. The Company’s Equipment & Consumables products primarily include traditional consumable products such as bonding agents and cements, rotary burs, impression materials, infection prevention products, restorative products and endodontic systems and related products while the Company’s equipment products primarily include digital imaging systems, software, and services.

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

Segment related information is shown below ($ in millions):

	Three Months Ended April 3, 2026
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$457.8	$247.7	$705.5

Less:
Expenses	411.3	200.9	612.2
Segment operating profit	$46.5	$46.8	$93.3

Segment operating profit and reconciliation to income before taxes:
Segment operating profit			$93.3
Corporate and other			(30.8)
Nonoperating other expense, net			(2.9)
Interest expense, net			(7.4)
Income before taxes			$52.2

Depreciation and amortization
Specialty Products & Technologies			$22.4
Equipment & Consumables			6.2
Corporate and other			0.6
Total			$29.2

Capital expenditures, gross
Specialty Products & Technologies			$7.3
Equipment & Consumables			3.1
Corporate and other			1.2
Total			$11.6

	Three Months Ended March 28, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$400.3	$216.6	$616.9

Less:
Expenses	362.7	184.7	547.4
Segment operating profit	$37.6	$31.9	$69.5

Segment operating profit and reconciliation to loss before taxes:
Segment operating profit			$69.5
Corporate and other			(30.5)
Nonoperating other expense, net			(0.7)
Interest expense, net			(9.3)
Loss before taxes			$29.0

Depreciation and amortization
Specialty Products & Technologies			$20.6
Equipment & Consumables			6.9
Corporate and other			0.4
Total			$27.9

Capital expenditures, gross
Specialty Products & Technologies			$3.7
Equipment & Consumables			3.5
Corporate and other			0.3
Total			$7.5

Identifiable assets	April 3, 2026	December 31, 2025
Specialty Products & Technologies	$2,537.5	$2,488.3
Equipment & Consumables	1,920.9	1,942.1
Corporate and other	1,119.6	1,248.6
Total	$5,578.0	$5,679.0

NOTE 19. SUBSEQUENT EVENT

On May 5, 2026, the Company’s Board of Directors authorized a new stock repurchase program, pursuant to which the Company may purchase up to $300.0 million of its outstanding common stock through December 31, 2029. Similar to its current $250.0 million stock repurchase plan authorized on February 5, 2025, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions and other considerations and in accordance with applicable federal securities laws and other legal requirements. The Company's repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Rule 10b5-1 promulgated under the Exchange Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our Condensed Consolidated Financial Statements and related notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”), and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Envista Holdings Corporation and its consolidated subsidiaries.

Certain statements included or incorporated by reference in this Quarterly Report are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Envista intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to, the following: the conditions in the U.S. and global economy, the impact of inflation and increasing interest rates, slower economic growth or recession, international economic, political, legal, compliance and business factors, the markets served by us and the financial markets, the impact of our debt obligations on our operations and liquidity, developments and uncertainties in trade policies and regulations, including tariffs or other impositions on imported goods, contractions or growth rates and cyclicality of markets we serve, risks relating to product manufacturing, commodity costs and surcharges, our ability to adjust purchases and manufacturing capacity to reflect market conditions, reliance on sole or limited sources of supply, disruptions relating to war (including supply chain disruptions), terrorism, climate change, widespread protests and civil unrest, man-made and natural disasters, public health issues and other events, security breaches or other disruptions of our information technology systems or violations of data privacy laws, security breaches or other disruptions affecting our external information technology contractors, vendors or other service providers, our growing use of artificial intelligence systems to automate processes and analyze data, fluctuations in inventory of our distributors and customers, loss of a key distributor, our relationships with and the performance of our channel partners, competition, our ability to develop and successfully market new products and services, our ability to attract, develop and retain our key personnel, the potential for improper conduct by our employees, agents or business partners, our compliance with applicable laws and regulations (including regulations relating to medical devices and the health care industry), the results of our clinical trials and perceptions thereof, penalties associated with any off-label marketing of our products, modifications to our products that require new marketing clearances or authorizations, our ability to effectively address cost reductions and other changes in the health care industry, our ability to successfully identify and consummate appropriate acquisitions and strategic investments, our ability to integrate the businesses we acquire and achieve the anticipated benefits of such acquisitions, contingent liabilities relating to acquisitions, investments and divestitures, our ability to adequately protect our intellectual property, the impact of our restructuring activities on our ability to grow, risks relating to impairment charges for our goodwill and intangible assets, changes in accounting standards and subjective assumptions, estimates and judgments by management, currency exchange rates, changes in tax laws applicable to multinational companies, litigation and other contingent liabilities including intellectual property and environmental, health and safety matters, risks relating to product, service or software defects, the impact of regulation on demand for our products and services, and labor matters, and other risks and uncertainties set forth under “Item 1A. Risk Factors” in the 2025 10-K and this Quarterly Report on Form 10-Q.

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

OVERVIEW
General
We provide products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. We help our customers deliver the best possible patient care through industry-leading dental consumables, solutions, technologies, and services. With leading brand names, innovative technology and strong market positions, we are a leading worldwide provider of a wide range of solutions to support dental implants, orthodontic treatments, dental diagnostics, general dental consumable products, equipment, and services and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 30 countries across North America, Asia, Europe, the Middle East and Latin America.

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

For the three months ended April 3, 2026, sales derived from customers outside of the United States were 52.7% compared to 51.5% for the three months ended March 28, 2025. As a global provider of dental products, equipment, and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the wide range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

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

Trade Policies and Regulations
Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, certain markets. During 2025 and continuing into 2026, the U.S. introduced trade policy actions that led to increased import tariffs across a wide range of countries at various rates, including imports from almost all countries and individualized higher tariffs on certain other countries, such as China. In February 2026, the U.S. Supreme Court invalidated broad-based tariffs predicated on the International Emergency Economic Powers Act (IEEPA). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain uncertain and are subject to further legal, regulatory, and administrative developments. In addition, the U.S. Administration initiated new tariffs on all imports, subject to certain exceptions, and may impose additional tariffs. As a result, it remains difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice. While we expect to largely offset the impact of the existing tariffs with mitigating actions including supply chain adjustments, pricing strategies, and cost management, we have already experienced an increase in cost of sales due to higher tariffs. To the extent that we are unable to offset the tariffs or if the tariffs or our countermeasures negatively impact demand, our business, financial condition, results of operations or cash flows will continue to be adversely affected. Any future tariffs and trade restrictions may also adversely affect our business, financial condition, results of operations or cash flows.

Foreign Currency Exchange Rates

On a period-over-period basis, currency exchange rates positively impacted reported sales by 4.3% for the three months ended April 3, 2026 compared to the comparable period of 2025, primarily due to the weakening U.S. dollar against most major currencies. Any future weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year, and any strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year.

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

Geopolitical Conflict
Geopolitical conflict and tensions, such as Russia’s invasion of Ukraine, the ongoing events in the Middle East, including the conflict involving Iran, and the global response to these conflicts, including sanctions imposed by the U.S. and other countries, could have an adverse impact on our business, including our ability to market and sell products in the affected regions, potentially heightening our risk of cyber security attacks, impacting our ability to enforce our intellectual property rights, creating disruptions in the global supply chain, and adversely impacting the global economy, financial markets, energy markets, commodity prices, currency rates and interest rates. Escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may indirectly impact operating costs and consumer demand. We continue to monitor the evolving political and economic environment in these regions for any impact to our operations and have implemented mitigating actions. While we are experiencing volatility in these regions, to date these conflicts have not had a material impact on our business. We are, however, unable to predict the extent or nature of future impacts of continuing or new geopolitical conflicts.

Assumptions Related to Aligner Treatment Plans
Our aligner business, included in our Specialty Products & Technologies segment, enters into revenue contracts that involve multiple performance obligations which include optional aligners at no additional charge. Our treatment plans are comprised of the following performance obligations: initial aligner shipment and the subsequent shipments of any optional refinement aligners. For such plans, we also consider usage rates, which is the number of times a customer is expected to order additional refinement aligners. This usage rate is the basis for estimating the amount of transaction price to allocate to future performance obligations.

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

Acquisitions

Our growth strategy contemplates future acquisitions, and we continually evaluate potential acquisitions that either strategically fit with our existing portfolio or expand our portfolio into new and attractive business areas. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.

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

During the first quarter of 2026, we updated our methodology for how we calculate changes in the sales price from period to period. Changes in sales prices are now calculated by comparing the current quarter sales prices to the full year sales price average from the prior year as it better reflects pricing trends over time.

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three months ended April 3, 2026, compared to the three months ended March 28, 2025.

	Three Months Ended
($ in millions)	April 3, 2026		March 28, 2025		% Change
Sales	$705.5	100.0%	$616.9	100.0%	12.3%
Cost of sales	315.4	44.7%	280.9	45.5%
Gross profit	390.1	55.3%	336.0	54.5%	16.1%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	297.6	42.2%	271.7	44.0%	9.5%
Research and development (“R&D”) expenses	30.0	4.3%	25.3	4.1%	18.6%
Operating profit	62.5	8.9%	39.0	6.3%	60.3%
Nonoperating (expense) income:
Other expense, net	(2.9)	(0.4)%	(0.7)	(0.1)%	314.3%
Interest expense, net	(7.4)	(1.0)%	(9.3)	(1.5)%	(20.4)%
Income before income taxes	52.2	7.4%	29.0	4.7%	80.0%
Income tax expense	13.5	1.9%	11.0	1.8%	22.7%
Net income	$38.7	5.5%	$18.0	2.9%	115.0%

Effective tax rate	25.9%		37.9%

GAAP Reconciliation
Sales and Core Sales Growth

% Change Three Month Period Ended April 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	14.4%
Plus the impact of:
Acquisition	(0.6)%
Currency exchange rates	(4.3)%
Core sales growth (non-GAAP)	9.5%
Sales for the three months ended April 3, 2026 increased 14.4% while core sales growth increased by 9.5% as compared to the comparable period in 2025. An increase in sales volume of 7.8% positively impacted sales on a period-over-period basis, coupled with an increase in sales price of 1.7%.
Geographically, sales for the three months ended April 3, 2026 were positively impacted by higher sales from North America and Europe, partially offset by lower demand in China.

COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Cost of sales	$315.4	$280.9
Gross profit margin	55.3%	54.5%

The increase in cost of sales during the three months ended April 3, 2026 as compared to the comparable period in 2025, was driven primarily by higher sales volume and increased tariff costs. The increase in gross margin for the three months ended April 3, 2026 was driven primarily by higher sales volume, an increase in sales price, favorable foreign exchange rates, partially offset by higher tariffs.
OPERATING EXPENSES

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
SG&A expenses	$297.6	$271.7
R&D expenses	$30.0	$25.3
SG&A as a % of sales	42.2%	44.0%
R&D as a % of sales	4.3%	4.1%
The decrease in SG&A as a percentage of sales during the three months ended April 3, 2026 as compared to the comparable period in 2025, was driven primarily by higher sales, partially offset by our continuing investment in our long-term growth initiatives.
R&D expenses as a percentage of sales for the three months ended April 3, 2026, increased as compared to the comparable period in 2025, primarily due to increased R&D activity.
OTHER INCOME (EXPENSE), NET
The increase in other expense, net for the three months ended April 3, 2026 is primarily due to losses on equity investments.
INTEREST COSTS AND FINANCING
The decrease in interest expense was primarily due to lower interest rates.
INCOME TAXES

	Three Months Ended
	April 3, 2026	March 28, 2025
Effective tax rate	25.9%	37.9%

Our effective tax rate of 25.9% for the three months ended April 3, 2026 differed from the comparable period in 2025 primarily due to our geographical mix of earnings and the impact of a valuation allowance against certain U.S. interest carryforwards.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners, lab products, and loupes.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Sales	$457.8	$400.3
Operating profit	$46.5	$37.6
Operating profit as a % of sales	10.2%	9.4%

Sales and Core Sales Growth

% Change Three Month Period Ended April 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	14.4%
Plus the impact of:
Acquisitions	(0.9)%
Currency exchange rates	(5.1)%
Core sales growth (non-GAAP)	8.4%
Sales
Sales and core sales growth for the three months ended April 3, 2026 increased 14.4% and 8.4%, respectively, compared to the comparable period in 2025, driven primarily by an increase in sales volume coupled with the timing of deferred revenue recognition related to our clear aligner treatment plans of 7.1%, while sales price increased by 1.3%.
Geographically, sales for the three months ended April 3, 2026 were positively impacted by higher sales from North America and Europe, partially offset by lower demand in China.
Operating Profit
Operating profit margin was 10.2% for the three months ended April 3, 2026, as compared to an operating profit margin of 9.4% for the comparable period of 2025. The increase in operating profit margin for the three months ended April 3, 2026, was primarily due to higher sales volume, including the timing of deferred revenue recognition related to our clear aligner treatment plans, higher sales price, and favorable foreign exchange rates, partially offset by increased tariffs and our continuing investment in our long-term growth initiatives.
EQUIPMENT & CONSUMABLES
Our Equipment & Consumables segment primarily develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software, and services; endodontic systems and related products; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Equipment & Consumables Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Sales	$247.7	$216.6
Operating profit	$46.8	$31.9
Operating profit as a % of sales	18.9%	14.7%
Sales and Core Sales Growth

% Change Three Month Period Ended April 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	14.4%
Plus the impact of:
Currency exchange rates	(2.9)%
Core sales growth (non-GAAP)	11.5%

Sales
Sales and core sales growth for the three months ended April 3, 2026 increased 14.4%, and 11.5%, respectively, compared to the comparable period in 2025, driven primarily by an increase in sales volume of 9.0% on a period-over-period basis, coupled with an increase in sales price of 2.5%.
Geographically, the increase in sales for the three months ended April 3, 2026 is primarily due to higher demand from North America and Europe.
Operating Profit
Operating profit margin was 18.9% for the three months ended April 3, 2026, as compared to an operating profit margin of 14.7% for the comparable period of 2025. The increase in operating profit margin for the three months ended April 3, 2026 was primarily driven by higher sales volume and sales price, and favorable foreign exchange rates, partially offset by increased tariffs and our continuing investment in our long-term growth initiatives.
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
Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Three Months Ended
	April 3, 2026	March 28, 2025
Net cash (used in) provided by operating activities	$(3.3)	$0.3

Payments for additions to property, plant and equipment	$(12.5)	$(5.9)
Purchase of investments held in rabbi trust	(3.4)	(0.7)
Proceeds from sale of investments held in rabbi trust	0.5	0.7
Proceeds from sales of property, plant and equipment	0.1	0.5
Acquisitions, net of cash acquired	(54.4)	(3.6)
All other investing activities, net	0.8	0.2
Net cash used in investing activities	$(68.9)	$(8.8)

Proceeds from stock option exercises	$3.5	$0.8
Cash paid for treasury stock under the stock repurchase program	(42.7)	(14.6)
Treasury stock purchases related to tax withholding on equity awards	(6.0)	(3.8)
All other financing activities	(0.4)	—
Net cash used in financing activities	$(45.6)	$(17.6)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash used in operating activities was $3.3 million during the three months ended April 3, 2026, as compared to net cash provided by operating activities of $0.3 million for the comparable period of 2025. The decrease is primarily due to higher incentive compensation payments, partially offset by higher net income and the timing of cash collection and vendor payments.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures, acquisitions and other investing activities. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $68.9 million for the three months ended April 3, 2026, as compared to net cash used in investing activities of $8.8 million for the comparable period in 2025. The increase in net cash used was primarily due to the acquisition of Versah combined with higher net payments for purchases of property, plant and equipment.
Financing Activities
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance or repurchase of common stock.

Net cash used in financing activities was $45.6 million for the three months ended April 3, 2026 compared to net cash used in financing activities of $17.6 million for the comparable period of 2025. The increase in net cash used was primarily driven by stock repurchases.
For a description of our outstanding debt as of April 3, 2026, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of April 3, 2026, we held $1,082.8 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $273.0 million was held within the United States and $809.8 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2025 10-K.
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

On February 5, 2025, our Board of Directors authorized a stock repurchase program, allowing us to purchase up to $250 million of our outstanding common stock through December 31, 2026. Stock repurchases made in connection with this program totaled approximately $208.5 million or 10.7 million shares to date, with approximately $42.6 million or 1.6 million shares repurchased during the three months ended April 3, 2026. Refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q for more details. The cash outflows associated with the Company’s stock repurchases are classified in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

As of April 3, 2026, we believe we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.
Contractual Obligations
There were no material changes to our contractual obligations during the three months ended April 3, 2026.
Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2025 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of April 3, 2026, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates

There were no material changes to our critical accounting estimates described in the 2025 10-K that have had a material impact on our Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices as well as credit risk, each of which could impact our consolidated financial statements. We generally address our exposure to these risks through our normal operating activities. Please refer to quantitative and qualitative disclosures about market risk in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk,” in our 2025 10-K.
During the three months ended April 3, 2026, we used foreign currency forward and call option contracts to hedge our foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forwards and call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of April 3, 2026, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $174.7 million. Any realized and unrealized gain (losses) related to forward contracts and call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

For additional information on hedging transactions and derivative financial instruments, please refer to Note 9 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2025 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2025 10-K.
Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 10-K. The risks described in our 2025 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factor set forth below updates, and should be read together with, the risk factors described in our 2025 10-K.
The conflict between the United States, Israel and Iran and related geopolitical instability may adversely affect our business.

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. The ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, increase the cost or reduce the availability of debt financing, and adversely impact customer spending patterns in markets in which we operate. While the impacts of conflict between the United States, Israel, and Iran may have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 5, 2025, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which the Company may purchase up to $250.0 million of its outstanding common stock through December 31, 2026 (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions and other considerations and in accordance with applicable federal securities laws and other legal requirements. The Company's repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Rule 10b5-1 promulgated under the Exchange Act.

The following table presents a summary of share repurchases made during the quarter ended April 3, 2026 (all such share repurchases were made under the Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced program	Amount	Approximate dollar value of shares that may yet be purchased under the program
Ending Balance at December 31, 2025	—	$—	—	$—	$84,123,256
January 1, 2026 - January 30, 2026	—	$—	—	$—	$84,123,256
January 31, 2026 - February 27, 2026	244,827	$28.85	244,827	$7,064,323	$77,058,933
February 28, 2026 - April 3, 2026	1,314,633	$27.04	1,314,633	$35,544,601	$41,514,332
Total	1,559,460		1,559,460	$42,608,924	$41,514,332

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On May 5, 2026, our Board of Directors authorized a new stock repurchase program, pursuant to which we may purchase up to $300.0 million of our outstanding common stock through December 31, 2029. Under the stock repurchase program, we may repurchase our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions and other considerations and in accordance with applicable federal securities laws and other legal requirements. Our repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Rule 10b5-1 promulgated under the Exchange Act.

For information about our current Repurchase Program, please refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q.

(c) Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended April 3, 2026, the following officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act):

Our Senior Vice President, Strategy and Corporate Development, Mischa Reis, adopted a 10b5-1 trading plan on February 27, 2026. The adoption of such 10b5-1 trading plan occurred during an open trading window and complied with the Company’s policies on insider trading. The first trade will not occur until June 2, 2026, at the earliest. Mr. Reis’ plan is for the sale of up to (i) 8,000 shares of our common stock and (ii) 96,955 shares of common stock underlying stock options, based on limit orders at a specified price in accordance with the plan and terminates on the earlier of the date all the shares under the plan are sold or February 26, 2027.

Other than as described above, during the quarter ended April 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ENVISTA HOLDINGS CORPORATION
Date: May 6, 2026	By:	/s/ Faez Kaabi
Faez Kaabi
Vice President and Chief Accounting Officer