Form 10-Q
period 2026-07-03
Envista Holdings Corp
filed 2026-08-05
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of July 31, 2026, was 160,617,709.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	July 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,125.6	$1,211.7
Trade accounts receivable, less allowance for credit losses of $21.8 and $22.5, respectively	436.9	429.6
Inventories, net	290.9	288.1
Prepaid expenses and other current assets	104.6	97.2
Total current assets	1,958.0	2,026.6
Property, plant and equipment, net	295.7	296.8
Operating lease right-of-use assets	146.2	142.1
Other long-term assets	230.4	228.1
Goodwill, net	2,353.5	2,358.2
Other intangible assets, net	613.3	627.2
Total assets	$5,597.1	$5,679.0
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$190.2	$191.6
Accrued expenses and other liabilities	578.6	622.0
Operating lease liabilities	38.5	39.0
Total current liabilities	807.3	852.6
Operating lease liabilities	113.2	110.4
Other long-term liabilities	164.0	161.4
Long-term debt	1,436.3	1,448.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at July 3, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 176.4 million shares issued and 160.6 million shares outstanding at July 3, 2026; 175.4 million shares issued and 163.8 million shares outstanding at December 31, 2025	1.8	1.8
Treasury stock at cost; 15.8 million shares and 11.6 million shares at July 3, 2026 and December 31, 2025, respectively	(333.7)	(224.5)
Additional paid-in capital	3,906.1	3,882.6
Accumulated deficit	(348.0)	(440.4)
Accumulated other comprehensive loss	(149.9)	(113.2)
Total stockholders’ equity	3,076.3	3,106.3
Total liabilities and stockholders’ equity	$5,597.1	$5,679.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$730.5	$682.1	$1,436.0	$1,299.0
Cost of sales	323.5	312.2	638.9	593.1
Gross profit	407.0	369.9	797.1	705.9
Operating expenses:
Selling, general and administrative	296.3	295.3	593.9	567.0
Research and development	30.4	28.3	60.4	53.6
Operating profit	80.3	46.3	142.8	85.3
Nonoperating income (expense):
Other income (expense), net	2.8	2.4	(0.1)	1.7
Interest expense, net	(8.7)	(8.0)	(16.1)	(17.3)
Income before income taxes	74.4	40.7	126.6	69.7
Income tax expense	20.7	14.3	34.2	25.3
Net income	$53.7	$26.4	$92.4	$44.4

Earnings per share:
Earnings - basic	$0.33	$0.16	$0.57	$0.26
Earnings - diluted	$0.33	$0.16	$0.56	$0.26
Average common stock and common equivalent shares outstanding:
Basic	161.9	169.0	162.9	170.7
Diluted	164.1	169.9	165.3	171.7
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
($ in millions)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net income	$53.7	$26.4	$92.4	$44.4
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(6.8)	149.7	(36.5)	247.8
Pension plan adjustments	—	(0.1)	(0.2)	(0.2)
Total other comprehensive (loss) income, net of income taxes	(6.8)	149.6	(36.7)	247.6
Comprehensive income	$46.9	$176.0	$55.7	$292.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Six Months Ended July 3, 2026
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2025	$1.8	$(224.5)	$3,882.6	$(440.4)	$(113.2)	$3,106.3
Common stock-based award activity	—	—	13.4	—	—	13.4
Purchase of treasury shares	—	(49.0)	—	—	—	(49.0)
Net income	—	—	—	38.7	—	38.7
Other comprehensive loss	—	—	—	—	(29.9)	(29.9)
Balance, April 3, 2026	1.8	(273.5)	3,896.0	(401.7)	(143.1)	3,079.5
Common stock-based award activity	—	—	10.1	—	—	10.1
Purchase of treasury shares	—	(60.2)	—	—	—	(60.2)
Net income	—	—	—	53.7	—	53.7
Other comprehensive loss	—	—	—	—	(6.8)	(6.8)
Balance, July 3, 2026	$1.8	$(333.7)	$3,906.1	$(348.0)	$(149.9)	$3,076.3

	Six Months Ended June 27, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2024	$1.7	$(50.5)	$3,842.1	$(487.4)	$(371.1)	$2,934.8
Common stock-based award activity	—	—	7.9	—	—	7.9
Purchase of treasury shares	—	(22.6)	—	—	—	(22.6)
Net income	—	—	—	18.0	—	18.0
Other comprehensive income	—	—	—	—	98.0	98.0
Balance, March 28, 2025	1.7	(73.1)	3,850.0	(469.4)	(273.1)	3,036.1
Common stock-based award activity	—	—	10.3	—	—	10.3
Purchase of treasury shares	—	(83.4)	—	—	—	(83.4)
Net income	—	—	—	26.4	—	26.4
Other comprehensive income	—	—	—	—	149.6	149.6
Balance, June 27, 2025	$1.7	$(156.5)	$3,860.3	$(443.0)	$(123.5)	$3,139.0

See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Six Months Ended
	July 3, 2026	June 27, 2025
Cash flows from operating activities:
Net income	$92.4	$44.4
Noncash items:
Depreciation	20.8	19.9
Amortization	36.2	37.8
Allowance for credit losses	5.8	4.0
Stock-based compensation expense	19.7	16.8
Gain on investments in rabbi trust, net	(1.9)	(1.6)
Loss on equity investments	2.0	—
(Gain) loss on sale of property, plant and equipment	(2.7)	0.3
Restructuring charges	0.9	0.2
Fixed assets impairments and other charges	0.9	1.4
Non-cash operating lease costs	18.5	17.2
Amortization of debt discount and issuance costs	2.0	2.2
Deferred income taxes	—	(0.9)
Change in trade accounts receivable	(14.5)	(37.2)
Change in inventories	(0.9)	(23.5)
Change in trade accounts payable	0.1	(10.0)
Change in prepaid expenses and other assets	(7.3)	(4.3)
Change in accrued expenses and other liabilities	(32.4)	44.5
Change in operating lease liabilities	(23.7)	(22.2)
Net cash provided by operating activities	115.9	89.0
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(27.4)	(18.2)
Purchases of investments held in rabbi trust	(3.7)	(1.0)
Proceeds from sale of investments held in rabbi trust	1.5	0.9
Proceeds from sales of property, plant and equipment	0.9	0.5
Acquisitions, net of cash acquired	(54.4)	—
All other investing activities, net	(0.1)	(8.1)
Net cash used in investing activities	(83.2)	(25.9)
Cash flows from financing activities:
Proceeds from stock option exercises	4.0	1.5
Cash paid for treasury stock under the stock repurchase program	(103.0)	(100.3)
Treasury stock purchases related to tax withholding on equity awards	(6.9)	(4.3)
Principal paid related to exchange of convertible notes due 2025	—	(116.3)

Proceeds from revolving line of credit	—	115.4
All other financing activities	(0.4)	—
Net cash used in financing activities	(106.3)	(104.0)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	82.4
Net change in cash and cash equivalents	(86.1)	41.5
Beginning balance of cash and cash equivalents	1,211.7	1,069.1
Ending balance of cash and cash equivalents	$1,125.6	$1,110.6

Supplemental data:
Cash paid for interest	$18.8	$23.1
Cash paid for taxes	$40.1	$21.6
ROU assets obtained in exchange for operating lease obligations	$21.8	$9.0
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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of July 3, 2026 and December 31, 2025, and its results of operations for the three and six month periods ended July 3, 2026 and June 27, 2025 and cash flows for the six month periods ended July 3, 2026 and June 27, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2025, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 12, 2026.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 amends the guidance in Accounting Standards Codification (“ASC”) 350-40 by modernizing the recognition and disclosure framework, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 also applies to ASC 350-50, “Intangibles-Goodwill and Other -Website Development Costs,” and is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company has not yet completed its assessment of the impact of ASU 2025-06 on the Company’s consolidated financial statements.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. For those assets and liabilities that were accounted for on a preliminary basis, the Company may refine the estimates of fair value and more accurately allocate the purchase price. Only items that existed as of the acquisition date are considered for subsequent adjustment to the purchase price.
The following table summarizes the fair values of the assets acquired and liabilities assumed for the Versah acquisition as of the acquisition date ($ in millions):

February 2, 2026
Assets acquired:
Cash	$0.1
Accounts receivable	0.8
Inventories	3.3
Intangible assets	31.6
Prepaid expense & other assets	0.2
Goodwill	20.9
Other noncurrent assets	0.9
Total Assets	57.8
Liabilities assumed:
Accounts payable and accrued expenses	3.1
Total liabilities assumed	3.1
Total net assets acquired	$54.7

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

For the six months ended July 3, 2026, legal, accounting, and other professional service costs associated with the acquisition of Versah were $0.3 million and have been recorded as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2025	$22.5
Foreign currency translation	(0.3)
Provision for credit losses	5.8
Write-offs charged against the allowance	(1.9)
Recoveries	(4.3)
Balance at July 3, 2026	$21.8

NOTE 4. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	July 3, 2026	December 31, 2025
Finished goods	$211.7	$212.6
Work in process	40.3	36.6
Raw materials	88.0	89.4
Reserve for inventory obsolescence	(49.1)	(50.5)
Total	$290.9	$288.1

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	July 3, 2026	December 31, 2025
Land and improvements	$9.9	$10.0
Buildings and improvements	166.3	168.6
Machinery, equipment and other assets	477.7	476.8
Construction in progress	60.5	49.1
Gross property, plant and equipment	714.4	704.5
Less: accumulated depreciation	(418.7)	(407.7)
Property, plant and equipment, net	$295.7	$296.8

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

	July 3, 2026	December 31, 2025
Equity security investments	$26.4	$28.8

The Company records net realized and unrealized gains or losses for the above security investments in other income (expense), net, in the Condensed Consolidated Statements of Operations. Net unrealized losses are summarized as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Investment Losses
Unrealized losses	$—	$—	$2.0	$—
Total	$—	$—	$2.0	$—

NOTE 7. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2025	$2,018.1	$(842.3)	$1,175.8	$1,512.9	$(330.5)	$1,182.4	$3,531.0	$(1,172.8)	$2,358.2
Acquisition	20.9	—	20.9	—	—	—	20.9	—	20.9
Foreign currency translation	(18.5)	—	(18.5)	(7.1)	—	(7.1)	(25.6)	—	(25.6)
Balance at July 3, 2026	$2,020.5	$(842.3)	$1,178.2	$1,505.8	$(330.5)	$1,175.3	$3,526.3	$(1,172.8)	$2,353.5

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	July 3, 2026		December 31, 2025
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$135.5	$33.2	$179.6	$28.9
Sales and product allowances	72.0	1.8	78.2	1.8
Contract liabilities	191.7	23.3	184.8	22.4
Taxes, income and other	59.9	35.7	60.5	36.0
Restructuring-employee severance, benefits and other	11.2	—	12.0	—
Pension benefits	5.1	38.6	5.1	38.7
Loss contingencies	3.9	22.4	4.2	21.6
Other	99.3	9.0	97.6	12.0
Total	$578.6	$164.0	$622.0	$161.4

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges in OCI for the three and six months ended July 3, 2026 and June 27, 2025 ($ in millions):

	Three Months Ended July 3, 2026		Three Months Ended June 27, 2025
	Notional Amount	Gain (Loss) Recognized in OCI	Notional Amount	Loss Recognized in OCI
Foreign currency denominated debt	$514.7	$3.7	$527.3	$(33.0)
Foreign currency contract	150.0	(0.2)	150.0	(11.6)
Total	$664.7	$3.5	$677.3	$(44.6)

	Six Months Ended July 3, 2026		Six Months Ended June 27, 2025
	Notional Amount	Gain Recognized in OCI	Notional Amount	Loss Recognized in OCI
Foreign currency denominated debt	$514.7	$13.9	$527.3	$(49.6)
Foreign currency contract	150.0	2.7	150.0	(16.3)
Total	$664.7	$16.6	$677.3	$(65.9)
The Company did not reclassify any deferred gains or losses related to its net investment hedge from OCI to income during the three and six months ended July 3, 2026 and June 27, 2025. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from OCI into income during the three and six months ended July 3, 2026 and June 27, 2025. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Additionally, the Company uses foreign currency forward and call option contracts to hedge its foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forwards and call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. On July 3, 2026, the Company entered into various foreign currency forward contracts with an aggregate notional amount of $90.2 million. The contracts were executed at market terms and, accordingly had a fair value of zero at inception. The realized and unrealized gain (losses) related to forward contracts or call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

The Company’s derivative instruments, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	July 3, 2026	December 31, 2025
Derivative liabilities:
Other long-term liabilities	$7.5	$10.2

Non-derivative hedging instruments:
Long-term debt	$514.7	$528.6
Amounts above related to the Company’s hedged derivative assets expected to be reclassified from OCI loss to net income during the next 12 months are not significant.

NOTE 10. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair value, and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation; and Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 3, 2026
Assets:
Investments in rabbi trust	$12.1	$19.4	$—	$31.5
Liabilities:
Cross-currency swap derivative contract	$—	$7.5	$—	$7.5
Deferred compensation plans	$—	$31.8	$—	$31.8

December 31, 2025
Assets:
Investments in rabbi trust	$9.2	$18.3	$—	$27.5
Liabilities:
Cross-currency swap derivative contract	$—	$10.2	$—	$10.2
Deferred compensation plans	$—	$27.6	$—	$27.6
Derivative Instruments

The cross-currency swap derivative contract is classified as Level 2 in the fair value hierarchy and is measured using the income approach with the relevant foreign currency current exchange rates and forward curves as inputs.

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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	July 3, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in rabbi trust	$31.5	$31.5	$27.5	$27.5
Liabilities:
Cross-currency swap derivative contract	$7.5	$7.5	$10.2	$10.2
Convertible senior notes due 2028	$493.9	$501.0	$492.5	$481.2
Other long-term debt	$942.4	$942.4	$955.8	$955.8

The fair value of the convertible senior notes due 2028 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on July 3, 2026 and December 31, 2025, and therefore are considered as Level 2 of the fair value hierarchy. The fair value of other long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivables and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 11. LITIGATION AND CONTINGENCIES
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $26.3 million and $25.8 million as of July 3, 2026 and December 31, 2025, respectively, which are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

NOTE 12. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt discount and debt issuance costs ($ in millions):

	July 3, 2026	December 31, 2025
Senior term loan facility due 2028 (the “2028 Term Loan”)	$428.2	$427.8
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	399.8	410.5
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	493.9	492.5
Revolving credit facility due 2028 (the “Revolving Credit Facility”)	114.4	117.5
Total long-term debt	$1,436.3	$1,448.3

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively, the “2028 Term Loans”). The Second Amended Credit Agreement also includes a Revolving Credit Facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity up to $750.0 million, with a maximum alternative currency sublimit of $675.0 million, and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the Revolving Credit Facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of July 3, 2026 and December 31, 2025, the Company had €100.0 million in outstanding borrowings under its Revolving Credit Facility. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

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

The interest rates for borrowings under the 2028 Term Loan were 5.08% and 5.07% as of July 3, 2026 and December 31, 2025, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 3.37% and 2.98% as of July 3, 2026 and December 31, 2025, respectively. The interest rate for the Revolving Credit Facility was 3.42% and 3.02% as of July 3, 2026 and December 31, 2025, respectively. Interest is payable quarterly for the Senior Credit Facilities. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of July 3, 2026.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of July 3, 2026 and December 31, 2025, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Contractual interest expense:
2028 Convertible Notes	$2.2	$2.2	$4.4	$4.4
2025 Convertible Notes	—	0.5	—	1.2
Amortization of debt issuance costs:
2028 Convertible Notes	0.7	0.7	1.4	1.4
2025 Convertible Notes	—	0.1	—	0.3
Total interest expense	$2.9	$3.5	$5.8	$7.3

Debt issuance costs for the 2028 Convertible Notes and the 2025 Convertible Notes were amortized using an annual effective interest rate of 2.4% and 3.0%, respectively.

As of July 3, 2026 and December 31, 2025, the if-converted value of the 2028 Convertible Notes did not exceed its outstanding principal amount.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	July 3, 2026	December 31, 2025
2028 Convertible Notes	$6.3	$7.7
2028 Term Loan	1.8	2.2
2028 Euro Term Loan	0.5	0.6
	$8.6	$10.5

The above unamortized debt issuance costs have been netted against their respective aggregate principal amounts of the related debt and are being amortized to interest expense over the term of the respective debt.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended July 3, 2026
Balance, April 3, 2026	$(148.4)	$5.3	$(143.1)
Other comprehensive income (loss) before reclassifications:
Decrease	(5.9)	—	(5.9)
Income tax impact	(0.9)	—	(0.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(6.8)	—	(6.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	(0.1)	(0.1)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	—	—
Net current period other comprehensive income (loss), net of income taxes	(6.8)	—	(6.8)
Balance, July 3, 2026	$(155.2)	$5.3	$(149.9)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended June 27, 2025
Balance, March 28, 2025	$(277.0)	$3.9	$(273.1)
Other comprehensive income (loss) before reclassifications:
Increase	138.6	—	138.6
Income tax impact	11.1	—	11.1
Other comprehensive income (loss) before reclassifications, net of income taxes	149.7	—	149.7
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	(0.1)	(0.1)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	149.7	(0.1)	149.6
Balance, June 27, 2025	$(127.3)	$3.8	$(123.5)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended July 3, 2026
Balance, December 31, 2025	$(118.7)	$5.5	$(113.2)
Other comprehensive income (loss) before reclassifications:
Decrease	(32.4)	—	(32.4)
Income tax impact	(4.1)	—	(4.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	(36.5)	—	(36.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	(0.3)	(0.3)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(0.2)	(0.2)
Net current period other comprehensive income (loss), net of income taxes	(36.5)	(0.2)	(36.7)
Balance, July 3, 2026	$(155.2)	$5.3	$(149.9)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Six Months Ended June 27, 2025
Balance, December 31, 2024	$(375.1)	$4.0	$(371.1)
Other comprehensive income (loss) before reclassifications:
Increase	231.4	—	231.4
Income tax impact	16.4	—	16.4
Other comprehensive income (loss) before reclassifications, net of income taxes	247.8	—	247.8
Amounts reclassified from accumulated other comprehensive income (loss):
Decrease	—	(0.2)	(0.2)
Income tax impact	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(0.2)	(0.2)
Net current period other comprehensive income (loss) net of income taxes	247.8	(0.2)	247.6
Balance, June 27, 2025	$(127.3)	$3.8	$(123.5)

NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and six months ended July 3, 2026 and June 27, 2025 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended July 3, 2026			Three Months Ended June 27, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$184.7	$180.0	$364.7	$181.9	$166.0	$347.9
Western Europe	133.2	32.1	165.3	124.4	29.7	154.1
Other developed markets	24.4	10.1	34.5	21.9	7.8	29.7
Emerging markets	128.7	37.3	166.0	116.9	33.5	150.4
Total	$471.0	$259.5	$730.5	$445.1	$237.0	$682.1

	Six Months Ended July 3, 2026			Six Months Ended June 27, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$374.1	$354.8	$728.9	$353.1	$319.2	$672.3
Western Europe	287.5	62.6	350.1	242.4	55.0	297.4
Other developed markets	47.5	18.5	66.0	43.8	16.3	60.1
Emerging markets	219.7	71.3	291.0	206.1	63.1	269.2
Total	$928.8	$507.2	$1,436.0	$845.4	$453.6	$1,299.0

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

As of July 3, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $177.4 million and $163.5 million, respectively, of which $134.9 million and $128.0 million, respectively, related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of July 3, 2026 and December 31, 2025, the contract liabilities were $215.0 million and $207.2 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Revenue recognized during the six months ended July 3, 2026 and June 27, 2025 that is included in the contract liability balance at December 31, 2025 and December 31, 2024 was $126.8 million and $88.6 million, respectively.
Significant Customers
Sales to the Company’s largest customer were 13% of total sales for both the three and six months ended July 3, 2026. For both the three and six months ended June 27, 2025 sales to the Company’s largest customer were 11% of total sales.

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

For the three month periods ended July 3, 2026 and June 27, 2025, total restructuring related charges were $8.2 million and $4.5 million, respectively, of which $7.3 million and $0.3 million were recorded in cost of sales and $0.9 million and $4.2 million were recorded in selling, general and administrative expenses, respectively.

For the six month periods ended July 3, 2026 and June 27, 2025, total restructuring related charges were $15.0 million and $14.8 million, respectively, of which $10.4 million and $2.2 million were recorded in cost of sales and $4.6 million and $12.6 million were recorded in selling, general and administrative expenses, respectively.

At July 3, 2026 and December 31, 2025, the restructuring liability was $11.2 million and $12.0 million, respectively. The liability as of July 3, 2026 is expected to be paid over the next twelve months.

NOTE 16. INCOME TAXES
The Company’s effective tax rates of 27.8% and 27.0% for the three and six months ended July 3, 2026, respectively, and 35.1% and 36.3% for the three and six months ended June 27, 2025, respectively, differ from the U.S. federal statutory rate of 21.0% primarily due to a shift in the geographical mix of earnings and the relative impact of a valuation allowance against certain U.S. interest carryforwards.

The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including its recent cumulative earnings experience and expectations of future taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods, reversal patterns of existing deferred tax liabilities, and prudent and feasible tax planning strategies, however, there can be no assurance that the Company’s deferred tax assets will be fully realized. At July 3, 2026, the Company maintains valuation allowances primarily against certain net operating losses and the portion of its U.S. nondeductible interest expense carryforward that it believes it will more likely than not be unable to realize.

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

The table below presents the computation of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Numerator:
Net income	$53.7	$26.4	$92.4	$44.4

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	161.9	169.0	162.9	170.7
Incremental common shares from:
Assumed exercise of dilutive options, vesting of dilutive restricted stock units and performance stock units	2.2	0.9	2.4	1.0
Weighted-average common shares outstanding used in diluted earnings per share	164.1	169.9	165.3	171.7

Earnings per share:
Earnings - basic	$0.33	$0.16	$0.57	$0.26
Earnings - diluted	$0.33	$0.16	$0.56	$0.26

The following table presents the number of outstanding securities not included in the computation of diluted earnings per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Stock-based awards	4.4	8.9	4.1	7.8

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

The Company’s operating segments are also its reportable segments. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM uses segment operating profit as a key measure in evaluating the operating performance of each reportable segment, including comparisons to prior-year results, budgets, and forecasts. Segment operating profit is also utilized in the allocation of resources among segments, including the assessment of investment priorities, capital expenditures, and other operating resources. Operating profit represents total revenues less expenses, excluding corporate and other expenses, nonoperating income (expense), interest expense and income taxes. There is no disaggregated segment-level expense information that is provided regularly to the CODM that is used to assess segment performance or to allocate resources. The expense information that is regularly provided to the CODM is prepared on a consolidated basis. The expense components used in determining operating profit include the following:

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

The identifiable assets by segment are those used in each segment’s operations. Additionally, inter-segment amounts which have been eliminated are not significant to the below presentation of segment information.

Segment related information is shown below ($ in millions):

	Three Months Ended July 3, 2026			Three Months Ended June 27, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$471.0	$259.5	$730.5	$445.1	$237.0	$682.1

Less:
Expenses	410.9	213.6	624.5	399.8	200.9	600.7
Segment operating profit	$60.1	$45.9	$106.0	$45.3	$36.1	$81.4

Segment operating profit and reconciliation to income before taxes:
Segment operating profit			$106.0			$81.4
Corporate and other			(25.7)			(35.1)
Nonoperating other income, net			2.8			2.4
Interest expense, net			(8.7)			(8.0)
Income before taxes			$74.4			$40.7

Depreciation and amortization
Specialty Products & Technologies			$22.0			$22.0
Equipment & Consumables			5.5			7.4
Corporate and other			0.3			0.4
Total			$27.8			$29.8

Capital expenditures, gross
Specialty Products & Technologies			$11.9			$6.7
Equipment & Consumables			3.0			4.4
Corporate and other			—			(0.2)
Total			$14.9			$10.9

	Six Months Ended July 3, 2026			Six Months Ended June 27, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$928.8	$507.2	$1,436.0	$845.4	$453.6	$1,299.0

Less:
Expenses	822.2	414.5	1,236.7	762.5	385.6	1,148.1
Segment operating profit	$106.6	$92.7	$199.3	$82.9	$68.0	$150.9

Segment operating profit and reconciliation to income before taxes:
Segment operating profit			$199.3			$150.9
Corporate and other			(56.5)			(65.6)
Nonoperating other expense, net			(0.1)			1.7
Interest expense, net			(16.1)			(17.3)
Income before taxes			$126.6			$69.7

Depreciation and amortization
Specialty Products & Technologies			$44.4			$42.6
Equipment & Consumables			11.7			14.3
Corporate and other			0.9			0.8
Total			$57.0			$57.7

Capital expenditures, gross
Specialty Products & Technologies			$20.1			$10.4
Equipment & Consumables			6.3			7.9
Corporate and other			—			0.1
Total			$26.4			$18.4

Identifiable assets	July 3, 2026	December 31, 2025
Specialty Products & Technologies	$2,563.6	$2,488.3
Equipment & Consumables	1,875.1	1,942.1
Corporate and other	1,158.4	1,248.6
Total	$5,597.1	$5,679.0

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

For the three and six months ended July 3, 2026, sales derived from customers outside of the United States were 54.5% and 53.7%, respectively, compared to 53.6% and 52.6% for the three and six months ended June 27, 2025, respectively. As a global provider of dental products, equipment, and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the wide range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

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

Trade Policies and Regulations
Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, certain markets. During 2025 and continuing into 2026, the U.S. introduced trade policy actions that led to increased import tariffs across a wide range of countries at various rates, including imports from almost all countries and individualized higher tariffs on certain other countries, such as China. In February 2026, the U.S. Supreme Court invalidated broad-based tariffs predicated on the International Emergency Economic Powers Act (IEEPA). On April 20, 2026, Customs and Border Protection launched Phase 1 of an administrative IEEPA tariff refund process. Overall, we paid approximately $30 million in IEEPA related tariffs. We have claimed a refund of approximately $15 million in Phase 1 of the IEEPA tariff refund process. The remaining tariff amounts are covered by, or are expected to be covered by, subsequent phases of the IEEPA tariff refund process. To date, we have identified additional refund amounts eligible under Phase 2 of the IEEPA tariff refund process and will pursue those refunds consistent with any articulated procedures or otherwise by legal process. Given the nature of these refunds and the uncertainty with respect to the timing and availability, we record such benefits upon receiving the funds. In the second quarter of 2026, we received and recorded $12.6 million in tariff refunds as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our Phase 1 submission. As to recoverability associated with any remaining refunds, they continue to be subject to uncertainty and further legal, regulatory, and administrative developments.

While the IEEPA tariffs were invalidated by the Supreme Court, the U.S. Administration initiated new tariffs on all imports, subject to certain exceptions, and may impose additional tariffs. As a result, it remains difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice. While we expect to largely offset the impact of the existing tariffs with mitigating actions including supply chain adjustments, pricing strategies, and cost management, we have already experienced an increase in cost of sales due to higher tariffs. To the extent that we are unable to offset the tariffs or if the tariffs or our countermeasures negatively impact demand, our business, financial condition, results of operations or cash flows will continue to be adversely affected. Any future tariffs and trade restrictions may also adversely affect our business, financial condition, results of operations or cash flows.

Foreign Currency Exchange Rates

On a period-over-period basis, currency exchange rates positively impacted reported sales by 1.6% and 2.8% for the three and six months ended July 3, 2026 compared to the comparable periods of 2025, primarily due to the weakening U.S. dollar against most major currencies. Any future weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year, and any strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year.

We also hold certain receivables and payables denominated in a currency other than the U.S dollar. Movement in the related foreign currency rates in relation to the U.S. dollar may also impact our results of operations.

Pricing Controls
Certain countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, linking reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. For example, China has implemented volume-based procurement policies (“VBP”), a series of centralized reforms instituted in China on both a national and regional basis that has resulted in significant price reductions for medical and dental consumables.

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

During the first quarter of 2026, we updated our methodology for how we calculate changes in the sales price from period-to-period. Changes in sales prices are now calculated by comparing the current quarter sales prices to the full year sales price average from the prior year as it better reflects pricing trends over time.

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and six months ended July 3, 2026, compared to the three and six months ended June 27, 2025.

	Three Months Ended
($ in millions)	July 3, 2026		June 27, 2025		% Change
Sales	$730.5	100.0%	$682.1	100.0%	7.1%
Cost of sales	323.5	44.3%	312.2	45.8%	3.6%
Gross profit	407.0	55.7%	369.9	54.2%	10.0%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	296.3	40.6%	295.3	43.3%	0.3%
Research and development (“R&D”) expenses	30.4	4.2%	28.3	4.1%	7.4%
Operating profit	80.3	11.0%	46.3	6.8%	73.4%
Nonoperating income (expense):
Other income, net	2.8	0.4%	2.4	0.4%	16.7%
Interest expense, net	(8.7)	(1.2)%	(8.0)	(1.2)%	8.8%
Income before income taxes	74.4	10.2%	40.7	6.0%	82.8%
Income tax expense	20.7	2.8%	14.3	2.1%	44.8%
Net income	$53.7	7.4%	$26.4	3.9%	103.4%

Effective tax rate	27.8%		35.1%

	Six Months Ended
($ in millions)	July 3, 2026		June 27, 2025		% Change
Sales	$1,436.0	100.0%	$1,299.0	100.0%	10.5%
Cost of sales	638.9	44.5%	593.1	45.7%	7.7%
Gross profit	797.1	55.5%	705.9	54.3%	12.9%
Operating costs:
Selling, general and administrative (“SG&A”) expenses	593.9	41.4%	567.0	43.6%	4.7%
Research and development (“R&D”) expenses	60.4	4.2%	53.6	4.1%	12.7%
Operating profit (loss)	142.8	9.9%	85.3	6.6%	67.4%
Nonoperating (expense) income:
Other (expense) income, net	(0.1)	—%	1.7	0.1%	(105.9)%
Interest expense, net	(16.1)	(1.1)%	(17.3)	(1.3)%	(6.9)%
Income before income taxes	126.6	8.8%	69.7	5.4%	81.6%
Income tax expense	34.2	2.4%	25.3	1.9%	35.2%
Net income	$92.4	6.4%	$44.4	3.4%	108.1%

Effective tax rate	27.0%		36.3%
GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended July 3, 2026 vs. Comparable 2025 Period	% Change Six Month Period Ended July 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	7.1%	10.5%
Plus the impact of:
Acquisition	(0.5)%	(0.6)%
Currency exchange rates	(1.6)%	(2.8)%
Core sales growth (non-GAAP)	5.0%	7.1%
Sales for the three months ended July 3, 2026 increased 7.1% while core sales growth increased by 5.0% as compared to the comparable period in 2025. An increase in sales volume of 3.2% positively impacted sales on a period-over-period basis, coupled with an increase in sales price of 1.8%. Geographically, core sales in developed markets increased by 4.9% due primarily to strong growth in Western Europe and North America, while core sales in emerging markets increased by 4.7%.
Sales for the six months ended July 3, 2026 increased 10.5% while core sales growth increased by 7.1% as compared to the comparable period in 2025. An increase in sales volume of 5.3% positively impacted sales on a period-over-period basis, coupled with an increase in sales price of 1.8%. Geographically, core sales in developed markets increased by 8.5% due to strong growth in Western Europe and North America, while core sales in emerging markets increased 0.8%.

COST OF SALES AND GROSS PROFIT MARGIN

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Cost of sales	$323.5	$312.2	$638.9	$593.1

Cost of sales for the three months ended July 3, 2026, increased by $11.3 million as compared to the comparable period in 2025, and was driven primarily by higher sales resulting in an additional $13.5 million in costs of products sold.
Cost of sales for the six months ended July 3, 2026, increased $45.8 million as compared to the comparable period in 2025, and was driven primarily by higher sales resulting in an additional $35.5 million in costs of products sold, and an $8.2 million increase in restructuring costs.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
SG&A expenses	$296.3	$295.3	$593.9	$567.0
R&D expenses	$30.4	$28.3	$60.4	$53.6
SG&A expenses for the three months ended July 3, 2026 increased by $1.0 million as compared to the comparable period in 2025. The increase was primarily due to a $7.2 million increase in investments related to our commercial growth initiatives, partially offset by a $3.2 million gain from the sale of a property and $1.6 million in lower intangible assets amortization.

SG&A expenses for the six months ended July 3, 2026, increased $26.9 million as compared to the comparable period in 2025. The increase was primarily due to a $20.3 million increase in investments related to our commercial growth initiatives, $14.8 million increase in costs due to unfavorable foreign exchange rates, partially offset by $8.0 million in lower costs related to restructuring activities and by a $3.2 million gain from sale of a property.

R&D expenses for the three and six months ended July 3, 2026 increased by $2.1 million and $6.8 million, respectively, as compared to the comparable periods in 2025. The increase was primarily due to higher investment in new product innovation to support future growth.
OTHER INCOME (EXPENSE), NET
Other income (expense), net for the three months ended July 3, 2026 and June 27, 2025, and for the six months ended June 27, 2025 primarily consists of net gains on investments held in a rabbi trust. Other expense, net for the six months ended July 3, 2026 consists of losses on equity investments, partially offset by gains on investments held in a rabbi trust.
INTEREST COSTS AND FINANCING
The increase in interest expense for the three months ended July 3, 2026 when compared to the comparable period in 2025 was primarily the result of a higher interest rate on the revolving credit facility borrowings used to pay the outstanding balance of the convertible senior notes due in 2025.
The decrease in interest expense for the six months ended July 3, 2026 when compared to the comparable period in 2025 was primarily due to lower interest rates.

INCOME TAXES

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Effective tax rate	27.8%	35.1%	27.0%	36.3%

Our effective tax rate for the three and six months ended July 3, 2026 of 27.8% and 27.0%, respectively, differed from the comparable periods in 2025 primarily due to our geographical mix of earnings and the impact of a valuation allowance against certain U.S. interest carryforwards.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies

Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners, lab products, and loupes.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$471.0	$445.1	$928.8	$845.4
Operating profit	$60.1	$45.3	$106.6	$82.9
Operating profit as a % of sales	12.8%	10.2%	11.5%	9.8%
Sales and Core Sales Growth

	% Change Three Month Period Ended July 3, 2026 vs. Comparable 2025 Period	% Change Six Month Period Ended July 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	5.8%	9.9%
Plus the impact of:
Acquisitions	(0.8)%	(0.9)%
Currency exchange rates	(1.9)%	(3.4)%
Core sales growth (non-GAAP)	3.1%	5.6%
Sales
Sales and core sales growth for the three months ended July 3, 2026 increased 5.8% and 3.1%, respectively, compared to the comparable period in 2025, driven primarily by an increase in sales volume of 2.0% on a period-over-period basis, coupled with an increase in sales price of 1.1%. Geographically, core sales in developed markets increased by 2.4% due to strong growth in Western Europe and North America, while core sales in emerging markets increased 4.5%.
Sales and core sales growth for the six months ended July 3, 2026 increased 9.9% and 5.6%, respectively, compared to the comparable period in 2025, driven primarily by a 4.4% increase in sales volume, while sales price increased by 1.2%. Geographically, core sales in developed markets increased by 7.2% due to strong growth in Western Europe and North America, while core sales in emerging markets decreased by (0.5)%.
Operating Profit
Operating profit margin was 12.8% for the three months ended July 3, 2026, as compared to an operating profit margin of 10.2% for the comparable period of 2025. The 260 basis point increase in operating profit margin was primarily due to an approximately 260 basis point improvement related to lower tariff costs due to receipt of tariff refunds, a 100 basis point improvement due to higher sales as discussed above, partially offset by a 100 basis point reduction due to investments related to our commercial growth initiatives.

Operating profit margin was 11.5% for the six months ended July 3, 2026, as compared to an operating profit margin of 9.8% for the comparable period of 2025. The 170 basis point increase in operating profit margin was primarily due to an approximately 260 basis point improvement resulting from higher sales as discussed above, 60 basis point improvement related to lower tariff costs due to receipt of tariff refunds, partially offset by 190 basis point reduction related to investments in our commercial growth initiatives.

EQUIPMENT & CONSUMABLES
Our Equipment & Consumables segment primarily develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software, and services; endodontic systems and related products; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Equipment & Consumables Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$259.5	$237.0	$507.2	$453.6
Operating profit	$45.9	$36.1	$92.7	$68.0
Operating profit as a % of sales	17.7%	15.2%	18.3%	15.0%
Sales and Core Sales Growth

	% Change Three Month Period Ended July 3, 2026 vs. Comparable 2025 Period	% Change Six Month Period Ended July 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	9.5%	11.8%
Plus the impact of:
Currency exchange rates	(1.0)%	(1.9)%
Core sales growth (non-GAAP)	8.5%	9.9%
Sales
Sales and core sales growth for the three months ended July 3, 2026 increased 9.5%, and 8.5%, respectively, compared to the comparable period in 2025, driven primarily by an increase in sales volume of 5.5% on a period-over-period basis, coupled with an increase in sales price of 3.0%. Geographically, core sales in developed markets increased by 8.9% due to strong growth in Western Europe and North America, while core sales in emerging markets increased 5.6%.
Sales and core sales growth for the six months ended July 3, 2026 increased 11.8%, and 9.9%, respectively, compared to the comparable period in 2025, driven primarily by an increase in sales volume of 7.2% on a period-over-period basis, coupled with an increase in sales price of 2.7%. Geographically, core sales in developed markets increased by 10.6% due to strong growth in Western Europe and North America, while core sales in emerging markets increased 5.1%.

Operating Profit
Operating profit margin was 17.7% for the three months ended July 3, 2026, as compared to an operating profit margin of 15.2% for the comparable period of 2025. The 250 basis point increase in operating profit margin was primarily due to an approximately 530 basis point improvement resulting from higher sales as discussed above, partially offset by 180 basis point reduction related to investments in commercial growth initiatives and 120 basis point reduction due to higher restructuring costs.
Operating profit margin was 18.3% for the six months ended July 3, 2026, as compared to an operating profit margin of 15.0% for the comparable period of 2025.The 330 basis point increase in operating profit margin was primarily due to an approximately 540 basis point improvement resulting from higher sales as discussed above, partially offset by 200 basis point reduction related to investments in commercial growth initiatives.

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

Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Six Months Ended
	July 3, 2026	June 27, 2025
Net cash provided by operating activities	$115.9	$89.0

Payments for additions to property, plant and equipment	$(27.4)	$(18.2)
Purchase of investments held in rabbi trust	(3.7)	(1.0)
Proceeds from sale of investments held in rabbi trust	1.5	0.9
Proceeds from sales of property, plant and equipment	0.9	0.5
Acquisitions, net of cash acquired	(54.4)	—
All other investing activities, net	(0.1)	(8.1)
Net cash used in investing activities	$(83.2)	$(25.9)

Proceeds from stock option exercises	$4.0	$1.5
Cash paid for treasury stock under the stock repurchase program	(103.0)	(100.3)
Treasury stock purchases related to tax withholding on equity awards	(6.9)	(4.3)
Principal paid related to exchange of convertible notes due 2025	—	(116.3)
Proceeds from revolving line of credit	—	115.4
All other financing activities	(0.4)	—
Net cash used in financing activities	$(106.3)	$(104.0)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $115.9 million during the six months ended July 3, 2026, as compared to net cash provided by operating activities of $89.0 million for the comparable period of 2025. The increase was primarily due to higher net income and timing of cash collections and vendor payments, partially offset by higher incentive compensation payments.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures, acquisitions and other investing activities. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $83.2 million for the six months ended July 3, 2026, as compared to net cash used in investing activities of $25.9 million for the comparable period in 2025. The increase in net cash used was primarily due to the acquisition of Versah combined with higher net payments for purchases of property, plant and equipment.
Financing Activities
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance or repurchase of common stock.

Net cash used in financing activities was $106.3 million for the six months ended July 3, 2026 compared to net cash used in financing activities of $104.0 million for the comparable period of 2025. The slight year-over-year increase was primarily driven by stock repurchases.
For a description of our outstanding debt as of July 3, 2026, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of July 3, 2026, we held $1,125.6 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $271.3 million was held within the United States and $854.3 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2025 10-K.
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

On February 5, 2025, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase up to $250.0 million of our outstanding common stock through December 31, 2026. On May 5, 2026, our Board of Directors authorized a new stock repurchase program pursuant to which we may repurchase up to an additional $300.0 million of our outstanding common stock through December 31, 2029 (together with the February 5, 2025 stock repurchase program, the “Repurchase Programs”). Stock repurchases made in connection with the Repurchase Programs totaled approximately $267.1 million or 13.2 million shares to date, with approximately $58.6 million or 2.4 million shares and $101.2 million or 4.0 million shares repurchased during the three and six months ended July 3, 2026, respectively. Refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q for more details. The cash outflows associated with the Company’s stock repurchases are classified in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

As of July 3, 2026, we believe we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.
Contractual Obligations
There were no material changes to our contractual obligations during the three months ended July 3, 2026.
Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2025 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.

Debt Financing Transactions

For a description of our outstanding debt as of July 3, 2026, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
During the three and six months ended July 3, 2026, we used foreign currency forward and call option contracts to hedge our foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forwards and call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of July 3, 2026, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $90.2 million. Any realized and unrealized gain (losses) related to forward contracts and call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

For additional information on hedging transactions and derivative financial instruments, please refer to Note 9 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Other than as set forth herein, there have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2025 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

There have been no material changes to legal proceedings from our 2025 10-K. For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in our 2025 10-K.
Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2026 (“Q1 10-Q”), which could materially affect our business, financial position, or future results of operations. The risks described in our 2025 10-K and Q1 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 5, 2025, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase up to $250.0 million of our outstanding common stock through December 31, 2026. On May 5, 2026, our Board of Directors authorized a new stock repurchase program pursuant to which we may repurchase up to an additional $300.0 million of our outstanding common stock through December 31, 2029 (together with the February 5, 2025 stock repurchase program, the “Repurchase Programs”).

Under these Repurchase Programs, we may repurchase our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions and other considerations and in accordance with applicable federal securities laws and other legal requirements. Our repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Rule 10b5-1 promulgated under the Exchange Act.

The following table presents a summary of share repurchases made during the quarter ended July 3, 2026 (all such share repurchases were made under the Repurchase Programs):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced program	Amount	Approximate dollar value of shares that may yet be purchased under the Repurchase Programs
Beginning Balance at April 3, 2026	—	$—	—	$—	$41,514,332
April 4, 2026 - May 1, 2026	252,977	$26.37	252,977	$6,671,944	$34,842,388
May 2, 2026 - May 29, 2026	1,408,418	$23.83	1,408,418	$33,569,588	$301,272,800
May 30, 2026 - July 3, 2026	778,707	$23.54	778,707	$18,333,657	$282,939,143
Total	2,440,102		2,440,102	$58,575,189	$282,939,143

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended July 3, 2026 none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K under the Exchange Act.

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

ENVISTA HOLDINGS CORPORATION
Date: August 5, 2026	By:	/s/ Faez Kaabi
Faez Kaabi
Vice President and Chief Accounting Officer