Form 10-Q
period 2026-10-02
Envista Holdings Corp
filed 2026-11-04
CIK 1757073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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
Yes   ☐     No  ☒
The number of shares of common stock outstanding as of October 30, 2026, was 160,344,938.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in millions, except share amounts)

	As of
	October 2, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,158.8	$1,211.7
Trade accounts receivable, less allowance for credit losses of $23.2 and $22.5, respectively	448.5	429.6
Inventories, net	285.2	288.1
Prepaid expenses and other current assets	109.3	97.2
Total current assets	2,001.8	2,026.6
Property, plant and equipment, net	300.7	296.8
Operating lease right-of-use assets	153.4	142.1
Other long-term assets	218.4	228.1
Goodwill, net	2,343.4	2,358.2
Other intangible assets, net	593.3	627.2
Total assets	$5,611.0	$5,679.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$171.8	$191.6
Accrued expenses and other liabilities	606.6	622.0
Operating lease liabilities	37.9	39.0
Total current liabilities	816.3	852.6
Operating lease liabilities	120.6	110.4
Other long-term liabilities	156.5	161.4
Long-term debt	1,429.0	1,448.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 15.0 million shares authorized; no shares issued or outstanding at October 2, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 500.0 million shares authorized; 176.6 million shares issued and 160.3 million shares outstanding at October 2, 2026; 175.4 million shares issued and 163.8 million shares outstanding at December 31, 2025	1.8	1.8
Treasury stock at cost; 16.3 million shares and 11.6 million shares at October 2, 2026 and December 31, 2025, respectively	(344.7)	(224.5)
Additional paid-in capital	3,917.5	3,882.6
Retained earnings (accumulated deficit)	160.3	(440.4)
Accumulated other comprehensive loss	(646.3)	(113.2)
Total stockholders’ equity	3,088.6	3,106.3
Total liabilities and stockholders’ equity	$5,611.0	$5,679.0
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ and shares in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$691.5	$669.9	$2,127.5	$1,968.9
Cost of sales	290.9	299.7	929.8	892.8
Gross profit	400.6	370.2	1,197.7	1,076.1
Operating expenses (income):
Selling, general and administrative	284.2	284.4	878.1	851.4
Research and development	29.3	28.3	89.7	81.9
Realized cumulative foreign currency translation gain	(428.1)	—	(428.1)	—
Operating profit	515.2	57.5	658.0	142.8
Nonoperating income (expense):
Other (expense) income, net	(7.2)	1.4	(7.3)	3.1
Interest expense, net	(7.8)	(9.0)	(23.9)	(26.3)
Income before income taxes	500.2	49.9	626.8	119.6
Income tax (benefit) expense	(8.1)	80.2	26.1	105.5
Net income (loss)	$508.3	$(30.3)	$600.7	$14.1

Earnings (loss) per share:
Earnings (loss) - basic	$3.16	$(0.18)	$3.70	$0.08
Earnings (loss) - diluted	$3.11	$(0.18)	$3.65	$0.08
Average common stock and common equivalent shares outstanding:
Basic	160.8	166.1	162.2	169.2
Diluted	163.4	166.1	164.7	170.3
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
($ in millions)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net income (loss)	$508.3	$(30.3)	$600.7	$14.1
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(496.2)	10.5	(532.7)	258.3
Pension plan adjustments	(0.2)	(0.1)	(0.4)	(0.3)
Total other comprehensive (loss) income, net of income taxes	(496.4)	10.4	(533.1)	258.0
Comprehensive income (loss)	$11.9	$(19.9)	$67.6	$272.1
See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 ($ in millions)

	Nine Months Ended October 2, 2026
	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2025	$1.8	$(224.5)	$3,882.6	$(440.4)	$(113.2)	$3,106.3
Common stock-based award activity	—	—	13.4	—	—	13.4
Purchase of treasury shares	—	(49.0)	—	—	—	(49.0)
Net income	—	—	—	38.7	—	38.7
Other comprehensive loss	—	—	—	—	(29.9)	(29.9)
Balance, April 3, 2026	1.8	(273.5)	3,896.0	(401.7)	(143.1)	3,079.5
Common stock-based award activity	—	—	10.1	—	—	10.1
Purchase of treasury shares	—	(60.2)	—	—	—	(60.2)
Net income	—	—	—	53.7	—	53.7
Other comprehensive loss	—	—	—	—	(6.8)	(6.8)
Balance, July 3, 2026	1.8	(333.7)	3,906.1	(348.0)	(149.9)	3,076.3
Common stock-based award activity	—	—	11.4	—	—	11.4
Purchase of treasury shares	—	(11.0)	—	—	—	(11.0)
Net income	—	—	—	508.3	—	508.3
Other comprehensive loss	—	—	—	—	(496.4)	(496.4)
Balance, October 2, 2026	$1.8	$(344.7)	$3,917.5	$160.3	$(646.3)	$3,088.6

	Nine Months Ended September 26, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2024	$1.7	$(50.5)	$3,842.1	$(487.4)	$(371.1)	$2,934.8
Common stock-based award activity	—	—	7.9	—	—	7.9
Purchase of treasury shares	—	(22.6)	—	—	—	(22.6)
Net income	—	—	—	18.0	—	18.0
Other comprehensive income	—	—	—	—	98.0	98.0
Balance, March 28, 2025	1.7	(73.1)	3,850.0	(469.4)	(273.1)	3,036.1
Common stock-based award activity	—	—	10.3	—	—	10.3
Purchase of treasury shares	—	(83.4)	—	—	—	(83.4)
Net income	—	—	—	26.4	—	26.4
Other comprehensive income	—	—	—	—	149.6	149.6
Balance, June 27, 2025	1.7	(156.5)	3,860.3	(443.0)	(123.5)	3,139.0
Common stock-based award activity	0.1	—	11.5	—	—	11.6
Purchase of treasury shares	—	(42.5)	—	—	—	(42.5)
Net loss	—	—	—	(30.3)	—	(30.3)
Other comprehensive income	—	—	—	—	10.4	10.4
Balance, September 26, 2025	$1.8	$(199.0)	$3,871.8	$(473.3)	$(113.1)	$3,088.2

See the accompanying Notes to the Condensed Consolidated Financial Statements.

ENVISTA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in millions)

	Nine Months Ended
	October 2, 2026	September 26, 2025
Cash flows from operating activities:
Net income	$600.7	$14.1
Noncash items:
Depreciation	31.2	30.0
Amortization	51.2	56.9
Allowance for credit losses	12.4	6.0
Stock-based compensation expense	29.5	27.2
Gain on realized cumulative foreign currency translation	(428.1)	—
Gain on investments in rabbi trust, net	(2.3)	(3.0)
Loss on equity investments	9.6	—
(Gain) loss on sale of property, plant and equipment	(2.4)	0.3
Restructuring charges	1.0	—
Fixed assets impairments and other charges	1.5	2.2
Non-cash operating lease costs	28.0	25.8
Amortization of debt discount and issuance costs	2.9	3.2
Deferred income taxes	—	25.4
Change in trade accounts receivable	(37.0)	(23.6)
Change in inventories	1.2	(34.6)
Change in trade accounts payable	(19.1)	(25.9)
Change in prepaid expenses and other assets	(14.6)	1.5
Change in accrued expenses and other liabilities	(36.3)	95.0
Change in operating lease liabilities	(35.6)	(32.8)
Net cash provided by operating activities	193.8	167.7
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(43.5)	(29.0)
Purchases of investments held in rabbi trust	(12.3)	(9.6)
Proceeds from sale of investments held in rabbi trust	10.6	9.9
Proceeds from sales of property, plant and equipment	2.6	0.5
Acquisitions, net of cash acquired	(54.3)	—
All other investing activities, net	0.6	(7.4)
Net cash used in investing activities	(96.3)	(35.6)
Cash flows from financing activities:
Proceeds from stock option exercises	5.3	2.5
Cash paid for treasury stock under the stock repurchase program	(113.0)	(142.3)
Treasury stock purchases related to tax withholding on equity awards	(7.8)	(5.0)
Principal paid related to exchange of convertible notes due 2025	—	(116.3)

Proceeds from revolving line of credit	—	115.4
All other financing activities	(0.4)	—
Net cash used in financing activities	(115.9)	(145.7)
Effect of exchange rate changes on cash and cash equivalents	(34.5)	78.4
Net change in cash and cash equivalents	(52.9)	64.8
Beginning balance of cash and cash equivalents	1,211.7	1,069.1
Ending balance of cash and cash equivalents	$1,158.8	$1,133.9

Supplemental data:
Cash paid for interest	$29.8	$27.1
Cash paid for taxes	$53.4	$42.5
ROU assets obtained in exchange for operating lease obligations	$40.0	$24.6
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

The Company operates in two business segments: Specialty Products & Technologies and Equipment & Consumables.
The Company’s Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners, lab products, and loupes. The Company’s Equipment & Consumables segment primarily develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; endodontic systems and related products; and restorative materials and instruments, rotary burs, impression materials, bonding agents and cements, and infection prevention products.

Basis of Presentation
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the financial statements. All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments and reclassifications to conform to current year presentation) necessary to present fairly the financial position of the Company as of October 2, 2026 and December 31, 2025, and its results of operations for the three and nine month periods ended October 2, 2026 and September 26, 2025 and cash flows for the nine month periods ended October 2, 2026 and September 26, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes for the three years ended December 31, 2025, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 12, 2026.

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

NOTE 2. ACQUISITIONS
On February 2, 2026, the Company acquired all of the equity of Versah LLC and its wholly owned subsidiaries (collectively, “Versah”) for total cash consideration of approximately $54.4 million, subject to certain customary closing adjustments. Versah is known for its innovative Densah® Burs, which enable the Osseodensification technique — a procedure that compacts and autografts bone. This acquisition is part of the Company’s Specialty Products & Technologies segment.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. For those assets and liabilities that are accounted for on a preliminary basis, the Company may refine the estimates of fair value and more accurately allocate the purchase price. Only items that existed as of the acquisition date are considered for subsequent adjustment to the purchase price.
The following table summarizes the fair values of the assets acquired and liabilities assumed for the Versah acquisition as of the acquisition date ($ in millions):

February 2, 2026
Assets acquired:
Cash	$0.1
Accounts receivable	0.8
Inventories	3.4
Intangible assets	31.6
Prepaid expense & other assets	0.2
Goodwill	20.5
Other noncurrent assets	0.9
Total Assets	57.5
Liabilities assumed:
Accounts payable and accrued expenses	3.1
Total liabilities assumed	3.1
Total net assets acquired	$54.4

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

For the nine months ended October 2, 2026, legal, accounting, and other professional service costs associated with the acquisition of Versah were $0.3 million and have been recorded as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
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

The rollforward of the allowance for credit losses is summarized as follows ($ in millions):

Balance at December 31, 2025	$22.5
Foreign currency translation	(0.6)
Provision for credit losses	12.4
Write-offs charged against the allowance	(2.8)
Recoveries	(8.3)
Balance at October 2, 2026	$23.2

NOTE 4. INVENTORIES
The classes of inventory are summarized as follows ($ in millions):

	October 2, 2026	December 31, 2025
Finished goods	$209.5	$212.6
Work in process	37.1	36.6
Raw materials	87.6	89.4
Reserve for inventory obsolescence	(49.0)	(50.5)
Total	$285.2	$288.1

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment are summarized as follows ($ in millions):

	October 2, 2026	December 31, 2025
Land and improvements	$9.9	$10.0
Buildings and improvements	165.2	168.6
Machinery, equipment and other assets	460.4	476.8
Construction in progress	71.3	49.1
Gross property, plant and equipment	706.8	704.5
Less: accumulated depreciation	(406.1)	(407.7)
Property, plant and equipment, net	$300.7	$296.8

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

	October 2, 2026	December 31, 2025
Equity security investments	$18.5	$28.8

The Company records net realized and unrealized gains or losses for the above security investments in other income (expense), net, in the Condensed Consolidated Statements of Operations. Unrealized losses are summarized as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Investment Losses
Unrealized losses	$7.6	$—	$9.6	$—
Total	$7.6	$—	$9.6	$—

NOTE 7. GOODWILL
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Specialty Products & Technologies			Equipment & Consumables			Total
	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total	Gross	Accumulated Impairment Charges	Total

Balance at December 31, 2025	$2,018.1	$(842.3)	$1,175.8	$1,512.9	$(330.5)	$1,182.4	$3,531.0	$(1,172.8)	$2,358.2
Acquisition	20.5	—	20.5	—	—	—	20.5	—	20.5
Foreign currency translation	(23.9)	—	(23.9)	(11.4)	—	(11.4)	(35.3)	—	(35.3)
Balance at October 2, 2026	$2,014.7	$(842.3)	$1,172.4	$1,501.5	$(330.5)	$1,171.0	$3,516.2	$(1,172.8)	$2,343.4

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities were as follows ($ in millions):

	October 2, 2026		December 31, 2025
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$154.0	$33.0	$179.6	$28.9
Sales and product allowances	71.8	1.8	78.2	1.8
Contract liabilities	189.1	22.0	184.8	22.4
Taxes, income and other	65.6	35.1	60.5	36.0
Restructuring-employee severance, benefits and other	12.1	—	12.0	—
Pension benefits	5.1	38.3	5.1	38.7
Loss contingencies	3.7	21.2	4.2	21.6
Other	105.2	5.1	97.6	12.0
Total	$606.6	$156.5	$622.0	$161.4

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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges in OCI for the three and nine months ended October 2, 2026 and September 26, 2025 ($ in millions):

	Three Months Ended October 2, 2026		Three Months Ended September 26, 2025
	Notional Amount	Gain Recognized in OCI	Notional Amount	Gain Recognized in OCI
Foreign currency denominated debt	$506.3	$8.4	$526.6	$0.7
Foreign currency contract	150.0	2.3	150.0	0.3
Total	$656.3	$10.7	$676.6	$1.0

	Nine Months Ended October 2, 2026		Nine Months Ended September 26, 2025
	Notional Amount	Gain Recognized in OCI	Notional Amount	Loss Recognized in OCI
Foreign currency denominated debt	$506.3	$22.3	$526.6	$(48.9)
Foreign currency contract	150.0	5.0	150.0	(16.0)
Total	$656.3	$27.3	$676.6	$(64.9)
The Company did not reclassify any deferred gains or losses related to its net investment hedge from OCI to income during the three and nine months ended October 2, 2026 and September 26, 2025. In addition, the Company did not have any ineffectiveness related to its net investment hedge and therefore did not reclassify any portion of the above net investment hedge from OCI into income during the three and nine months ended October 2, 2026 and September 26, 2025. The cash inflows and outflows associated with the Company’s derivative contract designated as a net investment hedge are classified in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Additionally, the Company uses foreign currency forward and call option contracts to hedge its foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forwards and call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of October 2, 2026, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $241.8 million. The realized and unrealized gain (losses) related to forward contracts or call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

The Company’s derivative instruments, as well as its non-derivative debt instrument designated and qualifying as net investment hedges, were classified in the Company’s Condensed Consolidated Balance Sheets as follows ($ in millions):

	October 2, 2026	December 31, 2025
Qualifying Net Investment Hedges:
Derivative hedging instruments:
Other long-term liabilities	$5.3	$10.2
Non-derivative hedging instruments:
Long-term debt	$506.3	$528.6

Non-Designated Hedge Derivatives:
Accrued expenses and other liabilities, net	$6.2	$—
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 2, 2026
Assets:
Investments in rabbi trust	$3.4	$28.0	$—	$31.4
Liabilities:
Cross-currency swap derivative contract	$—	$5.3	$—	$5.3
Foreign currency derivative contracts	$—	$6.2	$—	$6.2
Deferred compensation plans	$—	$31.7	$—	$31.7

December 31, 2025
Assets:
Investments in rabbi trust	$9.2	$18.3	$—	$27.5
Liabilities:
Cross-currency swap derivative contract	$—	$10.2	$—	$10.2
Deferred compensation plans	$—	$27.6	$—	$27.6
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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	October 2, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments in rabbi trust	$31.4	$31.4	$27.5	$27.5
Liabilities:
Cross-currency swap derivative contract	$5.3	$5.3	$10.2	$10.2
Foreign currency derivative contracts	$6.2	$6.2	$—	$—
Convertible senior notes due 2028	$494.7	$480.5	$492.5	$481.2
Other long-term debt	$934.3	$934.3	$955.8	$955.8
The fair value of the convertible senior notes due 2028 was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on October 2, 2026 and December 31, 2025, and therefore are considered as Level 2 of the fair value hierarchy. The fair value of other long-term debt approximates the carrying value as these borrowings are based on variable market rates. The fair values of cash and cash equivalents, which consist primarily of money market funds, time and demand deposits, trade accounts receivables and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
NOTE 11. LITIGATION, COMMITMENTS AND CONTINGENCIES
Litigation
The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

For litigation matters that the Company has determined are both probable and can be reasonably estimated, the Company has accrued $24.9 million and $25.8 million as of October 2, 2026 and December 31, 2025, respectively, which are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

New Real Estate Lease Agreement
On September 2, 2026, the Company entered into an agreement to lease building space in Irvine, California for its new corporate headquarters. The lease is expected to commence in early 2028, when the Company begins its regular business activities at the premises following completion of leasehold improvements. Aggregate future fixed lease payments are expected to total approximately $34.2 million, before the effects of contractual rent abatement and other lease provisions. Lease payments are expected to begin on October 1, 2028.

No right-of-use asset or lease liability has been recognized as of October 2, 2026 because the lease has not yet commenced. Accordingly, the Company did not recognize any lease expense related to this lease during the three and nine months ended October 2, 2026.

NOTE 12. DEBT AND CREDIT FACILITIES
The components of the Company’s debt were as follows, net of debt discount and debt issuance costs ($ in millions):

	October 2, 2026	December 31, 2025
Senior term loan facility due 2028 (the “2028 Term Loan”)	$428.4	$427.8
Senior euro term loan facility due 2028 (the “2028 Euro Term Loan”)	393.4	410.5
Convertible senior notes due 2028 (the “2028 Convertible Notes”)	494.7	492.5
Revolving credit facility due 2028 (the “Revolving Credit Facility”)	112.5	117.5
Total long-term debt	$1,429.0	$1,448.3

Credit Facilities

On August 31, 2023, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”), which amends and restates the Company’s credit agreement dated June 15, 2021. Under the Second Amended Credit Agreement, the Company entered into the 2028 Term Loan for $530.0 million and the 2028 Euro Term Loan for €350.0 million (collectively, the “2028 Term Loans”). The Second Amended Credit Agreement also includes a Revolving Credit Facility (together with the 2028 Term Loans, the “Senior Credit Facilities”) with an aggregate available borrowing capacity up to $750.0 million, with a maximum alternative currency sublimit of $675.0 million, and a $30.0 million sublimit for the issuance of standby letters of credit that can be used for working capital and other general corporate purposes. The Company may request further increases to the Revolving Credit Facility by an amount that is the greater of 100% of Consolidated EBITDA or $525.0 million. As of October 2, 2026 and December 31, 2025, the Company had €100.0 million in outstanding borrowings under its Revolving Credit Facility. The Senior Credit Facilities mature on August 31, 2028, and are subject to an earlier maturity date of 91 days prior to the maturity date of the 2028 Convertible Notes, if more than $250.0 million of such notes are outstanding at that time.

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

The interest rates for borrowings under the 2028 Term Loan were 5.25% and 5.07% as of October 2, 2026 and December 31, 2025, respectively. The interest rates for borrowings under the 2028 Euro Term Loan were 3.56% and 2.98% as of October 2, 2026 and December 31, 2025, respectively. The interest rate for the Revolving Credit Facility was 3.61% and 3.02% as of October 2, 2026 and December 31, 2025, respectively. Interest is payable quarterly for the Senior Credit Facilities. The Company is required to maintain a Consolidated Leverage Ratio of 4.00 to 1.00 or less and includes a provision that the maximum Consolidated Leverage Ratio will be increased to 4.50 to 1.00 for the three consecutive full fiscal quarters immediately following the consummation of any acquisition by the Company or any subsidiary of the Company in which the purchase price exceeds $100.0 million. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended Credit Agreement) of at least 3.00 to 1.00. The Company is subject to customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, merge, consolidate or sell or otherwise transfer assets, make dividends or distributions, enter into transactions with the Company’s affiliates and use proceeds of the debt financing for other than permitted uses. Additionally, upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations immediately due and payable. The Company was in compliance with all of its debt covenants as of October 2, 2026.

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

The 2028 Convertible Notes accrue interest at a rate of 1.75% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2028 Convertible Notes have an initial conversion rate of 21.5942 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $46.31 per share of the Company’s common stock and is subject to adjustment upon the occurrence of specified events. The 2028 Convertible Notes are governed by an indenture dated as of August 10, 2023 (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

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

Holders of the 2028 Convertible Notes may convert at any time on or after February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. Holders will also have the right to convert prior to February 15, 2028, but only upon the occurrence of specified events. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2028 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert in connection with such an event in certain circumstances. As of October 2, 2026 and December 31, 2025, none of the conditions permitting early conversion by holders had been met, therefore, the 2028 Convertible Notes are classified as long-term debt.

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

The following table sets forth total interest expense recognized related to convertible notes ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Contractual interest expense:
2028 Convertible Notes	$2.2	$2.2	$6.6	$6.6
2025 Convertible Notes	—	—	—	1.2
Amortization of debt issuance costs:
2028 Convertible Notes	0.7	0.7	2.2	2.1
2025 Convertible Notes	—	—	—	0.3
Total interest expense	$2.9	$2.9	$8.8	$10.2

Debt issuance costs for the 2028 Convertible Notes and the 2025 Convertible Notes were amortized using an annual effective interest rate of 2.4% and 3.0%, respectively.

As of October 2, 2026 and December 31, 2025, the if-converted value of the 2028 Convertible Notes did not exceed its outstanding principal amount.

Debt Issuance Costs

The remaining unamortized debt issuance costs for debt outstanding were as follows ($ in millions):

	October 2, 2026	December 31, 2025
2028 Convertible Notes	$5.5	$7.7
2028 Term Loan	1.6	2.2
2028 Euro Term Loan	0.5	0.6
	$7.6	$10.5

The above unamortized debt issuance costs have been netted against their respective aggregate principal amounts of the related debt and are being amortized to interest expense over the term of the respective debt.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
During the three months ended October 2, 2026, the Company completed the dissolution of certain legal entities, resulting in the reclassification of a cumulative foreign currency translation gain of $428.1 million from OCI to earnings and is presented within the realized cumulative foreign currency gain line item in the Condensed Consolidated Statement of Operations.

The changes in accumulated other comprehensive loss by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended October 2, 2026
Balance, July 3, 2026	$(155.2)	$5.3	$(149.9)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(38.2)	—	(38.2)
Income tax impact	(2.6)	—	(2.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(40.8)	—	(40.8)
Amounts reclassified from accumulated other comprehensive income (loss):
(Decrease) increase	(428.1)	(0.2)	(428.3)
Income tax impact	(27.3)	—	(27.3)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	(455.4)	(0.2)	(455.6)
Net current period other comprehensive (loss) income, net of income taxes	(496.2)	(0.2)	(496.4)
Balance, October 2, 2026	$(651.4)	$5.1	$(646.3)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Three Months Ended September 26, 2025
Balance, June 27, 2025	$(127.3)	$3.8	$(123.5)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	10.9	—	10.9
Income tax impact	(0.4)	—	(0.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	10.5	—	10.5
Amounts reclassified from accumulated other comprehensive income (loss):
(Decrease) increase	—	(0.2)	(0.2)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	10.5	(0.1)	10.4
Balance, September 26, 2025	$(116.8)	$3.7	$(113.1)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended October 2, 2026
Balance, December 31, 2025	$(118.7)	$5.5	$(113.2)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(70.6)	—	(70.6)
Income tax impact	(6.7)	—	(6.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	(77.3)	—	(77.3)
Amounts reclassified from accumulated other comprehensive income (loss):
(Decrease) increase	(428.1)	(0.5)	(428.6)
Income tax impact	(27.3)	0.1	(27.2)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income taxes	(455.4)	(0.4)	(455.8)
Net current period other comprehensive (loss) income, net of income taxes	(532.7)	(0.4)	(533.1)
Balance, October 2, 2026	$(651.4)	$5.1	$(646.3)

	Foreign Currency Translation Adjustments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 26, 2025
Balance, December 31, 2024	$(375.1)	$4.0	$(371.1)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	242.3	—	242.3
Income tax impact	16.0	—	16.0
Other comprehensive income (loss) before reclassifications, net of income taxes	258.3	—	258.3
Amounts reclassified from accumulated other comprehensive income (loss):
(Decrease) increase	—	(0.4)	(0.4)
Income tax impact	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	(0.3)	(0.3)
Net current period other comprehensive income (loss), net of income taxes	258.3	(0.3)	258.0
Balance, September 26, 2025	$(116.8)	$3.7	$(113.1)

NOTE 14. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region for the three and nine months ended October 2, 2026 and September 26, 2025 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company has historically defined emerging markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, including Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not emerging markets.

	Three Months Ended October 2, 2026			Three Months Ended September 26, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$187.6	$173.1	$360.7	$179.0	$169.1	$348.1
Western Europe	115.0	27.9	142.9	112.8	26.3	139.1
Other developed markets	23.3	8.8	32.1	22.4	8.3	30.7
Emerging markets	117.8	38.0	155.8	117.3	34.7	152.0
Total	$443.7	$247.8	$691.5	$431.5	$238.4	$669.9

	Nine Months Ended October 2, 2026			Nine Months Ended September 26, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total
Geographical region:
North America	$561.7	$528.0	$1,089.7	$532.1	$488.3	$1,020.4
Western Europe	402.5	90.5	493.0	355.2	81.3	436.5
Other developed markets	70.8	27.2	98.0	66.2	24.6	90.8
Emerging markets	337.5	109.3	446.8	323.4	97.8	421.2
Total	$1,372.5	$755.0	$2,127.5	$1,276.9	$692.0	$1,968.9
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

As of October 2, 2026 and December 31, 2025, the aggregate amounts of the transaction price allocated to remaining performance obligations were $173.1 million and $163.5 million, respectively, of which $131.7 million and $128.0 million, respectively, related to clear aligner treatment plans. The Company expects to fulfill the majority of these performance obligations over the next 12 months.

Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of October 2, 2026 and December 31, 2025, the contract liabilities were $211.1 million and $207.2 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. Revenue recognized during the nine months ended October 2, 2026 and September 26, 2025 that is included in the contract liability balance at December 31, 2025 and December 31, 2024 was $171.1 million and $132.0 million, respectively.
Significant Customers
Sales to the Company’s largest customer accounted for 12% of total sales for both the three and nine months ended October 2, 2026 and for the three and nine months ended September 26, 2025.

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

For the three month periods ended October 2, 2026 and September 26, 2025, total restructuring related charges were $7.1 million and $7.3 million, respectively, of which $3.9 million and $4.9 million were recorded in cost of sales and $3.2 million and $2.4 million were recorded in selling, general and administrative expenses, respectively.

For both of the nine month periods ended October 2, 2026 and September 26, 2025, total restructuring related charges were $22.1 million, of which $14.3 million and $7.1 million were recorded in cost of sales and $7.8 million and $15.0 million were recorded in selling, general and administrative expenses, respectively.

At October 2, 2026 and December 31, 2025, the restructuring liability was $12.1 million and $12.0 million, respectively. The liability as of October 2, 2026 is expected to be paid over the next twelve months.

NOTE 16. INCOME TAXES
The Company’s effective tax rates were (1.6)% and 4.2% for the three and nine months ended October 2, 2026, respectively, compared with 160.7% and 88.2% for the three and nine months ended September 26, 2025, respectively. The effective tax rates differed from the U.S. federal statutory rate of 21.0% primarily due to a shift in the geographical mix of earnings, the relative impact of a valuation allowance against certain U.S. interest carryforwards, the effects of the dissolution of certain legal entities resulting in a nontaxable foreign currency translation gain, and a tax benefit from the reclassification of tax effects from OCI in 2026 and tax expense from a related change in the indefinite reinvestment assertion in 2025.

The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including its recent cumulative earnings experience and expectations of future taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods, reversal patterns of existing deferred tax liabilities, and prudent and feasible tax planning strategies, however, there can be no assurance that the Company’s deferred tax assets will be fully realized. At October 2, 2026, the Company maintains valuation allowances primarily against certain net operating losses and the portion of its U.S. nondeductible interest expense carryforward that it believes it will more likely than not be unable to realize.

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

NOTE 17.  EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing the applicable income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. In periods where net losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential shares outstanding during the period using the treasury stock method, except for the 2028 Convertible Notes, which are calculated using the if-converted method. Dilutive potential common shares include employee equity options, non-vested shares and similar instruments granted by the Company and the assumed conversion impact of convertible notes. The Company will settle any convertible note conversions through a combination settlement by satisfying the principal amount outstanding with cash and any convertible note conversion value in excess of the principal amount in cash or shares of the Company’s common stock or any combination thereof. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have an impact on the Company's diluted earnings per share when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period.

The table below presents the computation of basic and diluted earnings (loss) per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Numerator:
Net income (loss)	$508.3	$(30.3)	$600.7	$14.1

Denominator:
Weighted-average common shares outstanding used in basic earnings per share	160.8	166.1	162.2	169.2
Incremental common shares from:
Assumed exercise of dilutive options, vesting of dilutive restricted stock units and performance stock units	2.6	—	2.5	1.1
Weighted-average common shares outstanding used in diluted earnings per share	163.4	166.1	164.7	170.3

Earnings (loss) per share:
Earnings (loss) - basic	$3.16	$(0.18)	$3.70	$0.08
Earnings (loss) - diluted	$3.11	$(0.18)	$3.65	$0.08

The following table presents the number of outstanding securities not included in the computation of diluted earnings per share, because their effect was anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Stock-based awards	3.4	8.0	3.9	7.4

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

Research and development (“R&D”) expenses which includes project costs specific to new product R&D and product lifecycle management, overhead costs associated with R&D operations, regulatory costs, product registrations and investments that support local market clinical trials for approved indications.

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

Segment related information is shown below ($ in millions):

	Three Months Ended October 2, 2026			Three Months Ended September 26, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$443.7	$247.8	$691.5	$431.5	$238.4	$669.9

Less:
Expenses	389.4	185.5	574.9	383.4	196.9	580.3
Segment operating profit	$54.3	$62.3	$116.6	$48.1	$41.5	$89.6

Segment operating profit and reconciliation to income before taxes:
Segment operating profit			$116.6			$89.6
Corporate and other			398.6			(32.1)
Nonoperating other (expense) income, net			(7.2)			1.4
Interest expense, net			(7.8)			(9.0)
Income before taxes			$500.2			$49.9

Depreciation and amortization
Specialty Products & Technologies			$21.5			$21.8
Equipment & Consumables			3.7			7.0
Corporate and other			0.2			0.4
Total			$25.4			$29.2

Capital expenditures, gross
Specialty Products & Technologies			$12.0			$6.6
Equipment & Consumables			5.5			4.2
Corporate and other			0.1			0.5
Total			$17.6			$11.3

	Nine Months Ended October 2, 2026			Nine Months Ended September 26, 2025
	Specialty Products & Technologies	Equipment & Consumables	Total	Specialty Products & Technologies	Equipment & Consumables	Total

Sales	$1,372.5	$755.0	$2,127.5	$1,276.9	$692.0	$1,968.9

Less:
Expenses	1,211.6	600.0	1,811.6	1,145.9	582.5	1,728.4
Segment operating profit	$160.9	$155.0	$315.9	$131.0	$109.5	$240.5

Segment operating profit and reconciliation to income before taxes:
Segment operating profit			$315.9			$240.5
Corporate and other			342.1			(97.7)
Nonoperating other (expense) income, net			(7.3)			3.1
Interest expense, net			(23.9)			(26.3)
Income before taxes			$626.8			$119.6

Depreciation and amortization
Specialty Products & Technologies			$65.9			$64.4
Equipment & Consumables			15.4			21.3
Corporate and other			1.1			1.2
Total			$82.4			$86.9

Capital expenditures, gross
Specialty Products & Technologies			$32.1			$17.0
Equipment & Consumables			11.9			12.1
Corporate and other			0.1			0.6
Total			$44.1			$29.7

Identifiable assets	October 2, 2026	December 31, 2025
Specialty Products & Technologies	$2,524.4	$2,488.3
Equipment & Consumables	1,890.2	1,942.1
Corporate and other	1,196.4	1,248.6
Total	$5,611.0	$5,679.0

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

For the three and nine months ended October 2, 2026, sales derived from customers outside of the United States were 51.9% and 53.1%, respectively, compared to 51.9% and 52.3% for the three and nine months ended September 26, 2025, respectively. As a global provider of dental products, equipment, and services, our operations are affected by worldwide, regional and industry-specific economic and political factors. Given the wide range of dental products, software and services provided and geographies served, we do not use any indices other than general economic trends to predict our overall outlook. Our individual businesses monitor key competitors and customers including, to the extent possible their sales, to gauge relative performance and the outlook for the future.

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

Trade Policies and Regulations
Changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures, could make it more difficult to sell our products in, or restrict our access to, certain markets. During 2025 and continuing into 2026, the U.S. introduced trade policy actions that led to increased import tariffs across a wide range of countries at various rates, including imports from almost all countries and individualized higher tariffs on certain other countries, such as China. In February 2026, the U.S. Supreme Court invalidated broad-based tariffs predicated on the International Emergency Economic Powers Act (IEEPA). We paid approximately $30 million in IEEPA-related tariffs. As of October 2, 2026, we received and recorded approximately $28.2 million of tariff refunds as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations. Given the uncertainty with respect to the timing and availability of refunds, we do not record refunds until receipt. As to recoverability associated with any remaining refunds, they continue to be subject to uncertainty and further legal, regulatory, and administrative developments.

Foreign Currency Exchange Rates

On a period-over-period basis, currency exchange rates did not have an impact on reported sales for the three months ended October 2, 2026 and positively impacted reported sales by 2.0% for the nine months ended October 2, 2026 compared to the comparable periods of 2025, primarily due to the weakening U.S. dollar against most major currencies. A weakening of the U.S. dollar against major currencies would positively impact our sales and results of operations for the remainder of the year, and a strengthening of the U.S. dollar against major currencies would adversely impact our sales and results of operations for the remainder of the year.

We also hold certain receivables and payables denominated in currencies other than the U.S dollar. Movement in the related foreign currency rates in relation to the U.S. dollar may also impact our results of operations.

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
We exclude sales from acquired businesses in order to provide accurate year-over-year comparisons. Sales from discontinued products includes major brands or major products that we have made the decision to discontinue as part of a portfolio restructuring. Discontinued brands or products consist of those which we (1) are no longer manufacturing, (2) are no longer investing in the research or development of, and (3) expect to discontinue all significant sales of within one year from the decision date to discontinue. The portion of sales attributable to discontinued brands or products is calculated as the net decline of the applicable discontinued brand or product from period-to-period. We exclude sales from discontinued products because discontinued products do not have a continuing contribution to operations and management believes that excluding such items provides investors with a means of evaluating our on-going operations and facilitates comparisons to our peers.
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

RESULTS OF OPERATIONS
All comparisons, variances, increases or decreases discussed below are for the three and nine months ended October 2, 2026, compared to the three and nine months ended September 26, 2025.

	Three Months Ended
($ in millions)	October 2, 2026		September 26, 2025		% Change
Sales	$691.5	100.0%	$669.9	100.0%	3.2%
Cost of sales	290.9	42.1%	299.7	44.7%	(2.9)%
Gross profit	400.6	57.9%	370.2	55.3%	8.2%
Operating expenses (income):
Selling, general and administrative (“SG&A”) expenses	284.2	41.1%	284.4	42.5%	(0.1)%
Research and development (“R&D”) expenses	29.3	4.2%	28.3	4.2%	3.5%
Realized cumulative foreign currency translation gain	(428.1)	(61.9)%	—	—%	NM
Operating profit	515.2	74.5%	57.5	8.6%	NM
Nonoperating income (expense):
Other (expense) income, net	(7.2)	(1.0)%	1.4	0.2%	NM
Interest expense, net	(7.8)	(1.1)%	(9.0)	(1.3)%	(13.3)%
Income before income taxes	500.2	72.3%	49.9	7.4%	NM
Income tax (benefit) expense	(8.1)	(1.2)%	80.2	12.0%	(110.1)%
Net income (loss)	$508.3	73.5%	$(30.3)	(4.5)%	NM

Effective tax rate	(1.6)%		160.7%

Non-meaningful percentage change related to year-to-year comparisons are designated as NM.

	Nine Months Ended
($ in millions)	October 2, 2026		September 26, 2025		% Change
Sales	$2,127.5	100.0%	$1,968.9	100.0%	8.1%
Cost of sales	929.8	43.7%	892.8	45.3%	4.1%
Gross profit	1,197.7	56.3%	1,076.1	54.7%	11.3%
Operating expenses (income):
Selling, general and administrative expenses	878.1	41.3%	851.4	43.2%	3.1%
Research and development expenses	89.7	4.2%	81.9	4.2%	9.5%
Realized cumulative foreign currency translation gain	(428.1)	(20.1)%	—	—%	NM
Operating profit	658.0	30.9%	142.8	7.3%	NM
Nonoperating (expense) income:
Other (expense) income, net	(7.3)	(0.3)%	3.1	0.2%	NM
Interest expense, net	(23.9)	(1.1)%	(26.3)	(1.3)%	(9.1)%
Income before income taxes	626.8	29.5%	119.6	6.1%	NM
Income tax expense	26.1	1.2%	105.5	5.4%	(75.3)%
Net income	$600.7	28.2%	$14.1	0.7%	NM

Effective tax rate	4.2%		88.2%

Non-meaningful percentage change related to year-to-year comparisons are designated as NM.
GAAP Reconciliation
Sales and Core Sales Growth

	% Change Three Month Period Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine Month Period Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	3.2%	8.1%
Plus the impact of:
Acquisition	(0.5)%	(0.5)%
Currency exchange rates	—%	(2.0)%
Core sales growth (non-GAAP)	2.7%	5.6%
Sales for the three months ended October 2, 2026 increased 3.2% while core sales growth increased by 2.7% as compared to the comparable period in 2025. An increase in sales price of 1.8% positively impacted sales on a period-over-period basis, coupled with an increase in sales volume of 0.9%. Geographically, core sales in developed markets increased by 3.5% due primarily to growth in North America and Western Europe, while core sales in emerging markets increased by 0.4%, despite a decrease in sales in China.
Sales for the nine months ended October 2, 2026 increased 8.1% while core sales growth increased by 5.6% as compared to the comparable period in 2025. An increase in sales volume of 3.8% positively impacted sales on a period-over-period basis, coupled with an increase in sales price of 1.8%. Geographically, core sales in developed markets increased by 6.8% due to strong growth in North America and Western Europe, while core sales in emerging markets increased 0.7%, despite a decrease in sales in China.

COST OF SALES

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Cost of sales	$290.9	$299.7	$929.8	$892.8
Cost of sales for the three months ended October 2, 2026, decreased by $8.8 million as compared to the comparable period in 2025, primarily driven by the receipt of $15.6 million in tariff refunds, partially offset by higher sales resulting in an additional $5.8 million in costs of products sold.
Cost of sales for the nine months ended October 2, 2026, increased $37.0 million as compared to the comparable period in 2025, primarily driven by higher sales resulting in an additional $57.0 million in costs of products sold and by $7.2 million of higher restructuring-related costs, partially offset by the receipt of $28.2 million in tariff refunds.
OPERATING EXPENSES (INCOME)

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
SG&A expenses	$284.2	$284.4	$878.1	$851.4
R&D expenses	$29.3	$28.3	$89.7	$81.9
Realized cumulative foreign currency translation gain	$(428.1)	$—	$(428.1)	$—
SG&A expenses for the three months ended October 2, 2026 decreased slightly as compared to the comparable period in 2025. The slight decrease is primarily due to lower intangible asset amortization of $4.1 million, partially offset by a $2.6 million increase in investments related to our commercial growth initiatives and $0.7 million of higher restructuring-related costs.

SG&A expenses for the nine months ended October 2, 2026, increased $26.7 million as compared to the comparable period in 2025. The increase was primarily due to a $22.9 million increase in investments related to our commercial growth initiatives and a $15.2 million increase in costs due to unfavorable foreign exchange rates, partially offset by $7.2 million in lower restructuring-related costs and $5.7 million of lower intangible asset amortization.

R&D expenses for the three and nine months ended October 2, 2026 increased by $1.0 million and $7.8 million, respectively, as compared to the comparable periods in 2025. The increase was primarily due to higher investment in new product innovation to support future growth.

Realized cumulative foreign currency translation gain represents the reclassification of cumulative foreign currency translation adjustments from Accumulated Other Comprehensive Income (Loss) to earnings following the dissolution of certain legal entities during the three and nine months ended October 2, 2026. The gain was recognized within realized cumulative foreign currency translation gain in the Condensed Consolidated Statements of Operations.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net for the three and nine months ended October 2, 2026, primarily consisted of losses on equity investments of $7.6 million and $9.6 million, respectively, partially offset by gains on investments held in a rabbi trust, while Other (expense) income, net for the three and nine months ended September 26, 2025, primarily consisted of net gains on investments held in a rabbi trust.
INTEREST EXPENSE, NET
Interest expense for the three and nine months ended October 2, 2026 decreased compared to the comparable periods in 2025, primarily due to a lower interest rate on the 2028 Term Loan, partially offset by higher interest rates on the 2028 Euro Term Loan and revolving credit facility borrowings.

INCOME TAXES

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Effective tax rate	(1.6)%	160.7%	4.2%	88.2%

Our effective tax rate for the three and nine months ended October 2, 2026 of (1.6)% and 4.2%, respectively, differed from the comparable periods in 2025 primarily due to our geographical mix of earnings, the impact of a valuation allowance against certain U.S. interest carryforwards, the effects of the dissolution of certain legal entities resulting in a nontaxable foreign currency translation gain, and a tax benefit from the reclassification of tax effects from accumulated other comprehensive loss in 2026 and tax expense from a related change in the indefinite reinvestment assertion in 2025.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS
Specialty Products & Technologies
Our Specialty Products & Technologies segment primarily develops, manufactures and markets dental implant systems, including regenerative solutions, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners, lab products, and loupes.
Specialty Products & Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$443.7	$431.5	$1,372.5	$1,276.9
Operating profit	$54.3	$48.1	$160.9	$131.0
Operating profit as a % of sales	12.2%	11.1%	11.7%	10.3%
Sales and Core Sales Growth

	% Change Three Month Period Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine Month Period Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	2.8%	7.5%
Plus the impact of:
Acquisitions	(0.8)%	(0.8)%
Currency exchange rates	—%	(2.3)%
Core sales growth (non-GAAP)	2.0%	4.4%
Sales
Sales and core sales growth for the three months ended October 2, 2026 increased 2.8% and 2.0%, respectively, compared to the comparable period in 2025, driven primarily by an increase in sales price of 1.5% on a period-over-period basis, coupled with an increase in sales volume of 0.5%. Geographically, core sales in developed markets increased by 3.7% due to growth in North America and Western Europe, while core sales in emerging markets decreased by 2.0%, driven by a decrease in sales in China.
Sales and core sales growth for the nine months ended October 2, 2026 increased 7.5% and 4.4%, respectively, compared to the comparable period in 2025, driven primarily by a 3.1% increase in sales volume on a period-over-period basis, coupled with an increase in sales price of 1.3%. Geographically, core sales in developed markets increased by 6.1% due to strong growth in Western Europe and North America, while core sales in emerging markets decreased by 1.0%, driven by a decrease in sales in China.

Operating Profit
Operating profit margin was 12.2% for the three months ended October 2, 2026, as compared to an operating profit margin of 11.1% for the comparable period of 2025. The 110 basis point increase in operating profit margin was primarily due to an approximate 130 basis points improvement from tariff refunds, 90 basis point improvement resulting from higher sales as discussed above, partially offset by an 80 basis point reduction related to investments in our commercial growth initiatives.

Operating profit margin was 11.7% for the nine months ended October 2, 2026, as compared to an operating profit margin of 10.3% for the comparable period of 2025. The 140 basis point increase in operating profit margin was primarily due to an approximately 150 basis point improvement resulting from higher sales as discussed above, 140 basis point improvement from tariff refunds, partially offset by 150 basis point reduction related to investments in our commercial growth initiatives.

EQUIPMENT & CONSUMABLES
Our Equipment & Consumables segment primarily develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software, and services; endodontic systems and related products; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.

Equipment & Consumables Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$247.8	$238.4	$755.0	$692.0
Operating profit	$62.3	$41.5	$155.0	$109.5
Operating profit as a % of sales	25.1%	17.4%	20.5%	15.8%
Sales and Core Sales Growth

	% Change Three Month Period Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine Month Period Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	3.9%	9.1%
Plus the impact of:
Currency exchange rates	0.2%	(1.2)%
Core sales growth (non-GAAP)	4.1%	7.9%
Sales
Sales and core sales growth for the three months ended October 2, 2026 increased 3.9%, and 4.1%, respectively, compared to the comparable period in 2025, driven primarily by an increase in sales price of 2.4% on a period-over-period basis, coupled with an increase in sales volume of 1.7%. Geographically, core sales in developed markets increased by 3.2% due to growth in North America and Western Europe, while core sales in emerging markets increased 8.6%.
Sales and core sales growth for the nine months ended October 2, 2026 increased 9.1%, and 7.9%, respectively, compared to the comparable period in 2025, driven primarily by an increase in sales volume of 5.3% on a period-over-period basis, coupled with an increase in sales price of 2.6%. Geographically, core sales in developed markets increased by 8.1% due to strong growth in North America and Western Europe, while core sales in emerging markets increased 6.3%.

Operating Profit
Operating profit margin was 25.1% for the three months ended October 2, 2026, as compared to an operating profit margin of 17.4% for the comparable period of 2025. The 770 basis point increase in operating profit margin was primarily due to an approximately 415 basis point improvement from tariff refunds, 290 basis point improvement resulting from higher sales as discussed above, and 140 basis point improvement due to lower intangible asset amortization, partially offset by 70 basis point reduction related to investments in our commercial growth initiatives.

Operating profit margin was 20.5% for the nine months ended October 2, 2026, as compared to an operating profit margin of 15.8% for the comparable period of 2025. The 470 basis point increase in operating profit margin was primarily due to an approximately 320 basis point improvement resulting from higher sales as discussed above, approximately 200 basis points improvement due to favorable foreign exchange rates, and approximately 150 basis point improvement from tariff refunds, partially offset by 155 basis point reduction related to investments in commercial growth initiatives.

LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We continue to generate cash from operating activities and believe that our operating cash flow and other sources of liquidity are sufficient to allow us to manage our capital structure on a short-term and long-term basis and continue investing in existing businesses and consummating strategic acquisitions.
Following is an overview of our cash flows and liquidity:

Overview of Cash Flows and Liquidity

	Nine Months Ended
	October 2, 2026	September 26, 2025
Net cash provided by operating activities	$193.8	$167.7

Payments for additions to property, plant and equipment	$(43.5)	$(29.0)
Purchase of investments held in rabbi trust	(12.3)	(9.6)
Proceeds from sale of investments held in rabbi trust	10.6	9.9
Proceeds from sales of property, plant and equipment	2.6	0.5
Acquisitions, net of cash acquired	(54.3)	—
All other investing activities, net	0.6	(7.4)
Net cash used in investing activities	$(96.3)	$(35.6)

Proceeds from stock option exercises	$5.3	$2.5
Cash paid for treasury stock under the stock repurchase program	(113.0)	(142.3)
Treasury stock purchases related to tax withholding on equity awards	(7.8)	(5.0)
Principal paid related to exchange of convertible notes due 2025	—	(116.3)
Proceeds from revolving line of credit	—	115.4
All other financing activities	(0.4)	—
Net cash used in financing activities	$(115.9)	$(145.7)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impacting reported cash flows.

Net cash provided by operating activities was $193.8 million during the nine months ended October 2, 2026, as compared to net cash provided by operating activities of $167.7 million for the comparable period of 2025. The increase was primarily due to the timing of cash collections and vendor payments, partially offset by higher incentive compensation payments.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures, acquisitions and other investing activities. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems.

Net cash used in investing activities was $96.3 million for the nine months ended October 2, 2026, as compared to net cash used in investing activities of $35.6 million for the comparable period in 2025. The increase in net cash used was primarily due to the acquisition of Versah combined with higher net payments for purchases of property, plant and equipment.

Financing Activities
Cash flows relating to financing activities consist primarily of cash flows associated with debt borrowings and the issuance or repurchase of common stock.

Net cash used in financing activities was $115.9 million for the nine months ended October 2, 2026 compared to net cash used in financing activities of $145.7 million for the comparable period of 2025. The decrease in net cash used was primarily driven by lower stock repurchases.
For a description of our outstanding debt as of October 2, 2026, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to satisfy any short-term liquidity needs that are not met through operating cash flow and available cash primarily through our revolving credit facility.

Cash and Cash Requirements

As of October 2, 2026, we held $1,158.8 million of cash and cash equivalents that were held on deposit with financial institutions. Of this amount, $282.0 million was held within the United States and $876.8 million was held outside of the United States. We will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund our restructuring activities as required and support other business needs. We generally intend to use available cash, internally generated funds and our revolving credit facility to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, we may need to enter into new credit facilities or access the capital markets. We may also access the capital markets from time to time to take advantage of favorable interest rate environments or other market conditions. However, there is no guarantee that we will be able to obtain alternative sources of financing on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business” in our 2025 10-K.
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

While repatriation of some cash held outside the United States may be restricted by local laws, most of our foreign cash could be repatriated to the United States. Under the Tax Cut and Jobs Act of 2017 and the associated transition tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject us to non-U.S. jurisdictional taxes on distributions. We continue to indefinitely reinvest all other outside basis differences to the extent reversal would incur a significant tax liability.

On February 5, 2025, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase up to $250.0 million of our outstanding common stock through December 31, 2026. On May 5, 2026, our Board of Directors authorized a new stock repurchase program pursuant to which we may repurchase up to an additional $300.0 million of our outstanding common stock through December 31, 2029 (together with the February 5, 2025 stock repurchase program, the “Repurchase Programs”). Stock repurchases made in connection with the Repurchase Programs totaled approximately $277.1 million or 13.6 million shares to date, with approximately $10.0 million or 0.4 million shares and $111.2 million or 4.4 million shares repurchased during the three and nine months ended October 2, 2026, respectively. Refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q for more details. The cash outflows associated with the Company’s stock repurchases are classified in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

As of October 2, 2026, we believe we have sufficient sources of liquidity to satisfy our cash needs over the next 12 months and beyond, including our cash needs in the United States.

Contractual Obligations
New Real Estate Lease Agreement
On September 2, 2026, we entered into an agreement to lease building space in Irvine, California for our new corporate headquarters. The lease is expected to commence in early 2028, when we begin our regular business activities at the premises following completion of leasehold improvements. Aggregate future fixed lease payments are expected to total approximately $34.2 million, before the effects of contractual rent abatement and other lease provisions. Lease payments are expected to begin on October 1, 2028

Off-Balance Sheet Arrangements

There were no material changes to the Company’s off-balance sheet arrangements described in the 2025 10-K that would have a material impact on the Company’s Condensed Consolidated Financial Statements.
Debt Financing Transactions

For a description of our outstanding debt as of October 2, 2026, refer to Note 12 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
During the three and nine months ended October 2, 2026, we used foreign currency forward and call option contracts to hedge our foreign currency risk associated with certain foreign denominated balance sheet transactions. These foreign currency forwards and call option contracts are not designated as a hedge for accounting purposes and therefore the changes in the fair value of these instruments are recognized immediately in earnings. As of October 2, 2026, we had outstanding foreign currency forward contracts with an aggregate notional amount of $241.8 million. Any realized and unrealized gain (losses) related to forward contracts and call options partially offset the corresponding gains (losses) related to the underlying foreign denominated balance sheet transactions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Under the Repurchase Programs, we may repurchase our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions and other considerations and in accordance with applicable federal securities laws and other legal requirements. Our repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, an accelerated stock repurchase program, and/or a trading plan in compliance with Rule 10b5-1 promulgated under the Exchange Act.

The following table presents a summary of share repurchases made during the quarter ended October 2, 2026 (all such share repurchases were made under the Repurchase Programs):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amount	Approximate dollar value of shares that may yet be purchased under the Repurchase Programs
Beginning Balance at July 4, 2026	—	$—	—	$—	$282,939,143
July 4, 2026 - July 31, 2026	—	$—	—	$—	$282,939,143
August 1, 2026 - August 28, 2026	63,121	$27.50	63,121	$1,736,143	$281,203,000
August 29, 2026 - October 2, 2026	322,627	$25.61	322,627	$8,263,836	$272,939,164
Total	385,748		385,748	$9,999,979	$272,939,164

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended October 2, 2026 none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K under the Exchange Act.

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

ENVISTA HOLDINGS CORPORATION
Date: November 4, 2026	By:	/s/ Coree K. Thomas
Coree K. Thomas
Vice President and Chief Accounting Officer